Form 10QSB
period 2005-02-28
OTISH RESOURCES INC
filed 2005-05-09
CIK 1271057

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended February 28, 2005

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER:   333-110733

-----------------------

OTISH RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE

98-0393071

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

#1000 355 Burrard Street, Vancouver, BC

 (Address of principal executive offices)

(604) 687-5257

(Issuer's Telephone Number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of February 28, 2005, the registrant had 26,481,004 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

==============================================================================

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

OTISH RESOURCES, INC.

 (AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

February 28, 2005

(Unaudited)

ASSETS

Current Assets

Cash

$

3,572

========

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current Liabilities

$

-

------------

Commitments and Contingencies

-

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value, 10,000,000 shares

authorized, none issued and outstanding

-

Common stock, $.0001 par, 90,000,000 shares

  authorized, 26,481,004 shares issued and outstanding

2,648

Additional paid in capital

256,752

Deficit accumulated during the exploration stage

(255,828)

------------

Total Stockholders’ Equity

3,572

------------

Total Liabilities & Stockholders’ Equity

$

3,572

=======

OTISH RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF EXPENSES

Three Months Ended February 28, 2005 and 2004,

and the Period from February 20, 2003 (Inception) Through February 28, 2005

(Unaudited)

Inception

Three Months

Six Months

Through

2005

2004

2005

2004

2005

----------

-----------

----------

----------

-----------

General & Administrative:

Operating

$

   3,714

$   9,016

$   5,856

$ 10,224

$ 35,750

Professional

5,405

-

5,430

-

18,078

Compensation paid with

stock

-

-

-

-

202,000

----------

-----------

----------

----------

-----------

NET LOSS

$

  (9,119)

$  (9,016)

$ (11,286)

$ (10,224)

$(255,828)

=======

=======

=======

=======

=======

Basic and diluted

loss per share

$     (.00

)

$     (.00)

$     (.00)

$     (.00)

Weighted average common

shares outstanding

26,481,004

26,481,004

26,481,004

26,481,004

OTISH RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Three Months Ended February 28, 2005 and 2004,

and the Period from February 20, 2003 (Inception) Through February 28, 2005

(Unaudited)

Inception

Through

2005

2004

2005

---------

----------

-----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$ (11,286)

$ (10,224)

$ (255,828)

Adjustments to reconcile net loss

to cash used in operating activities:

Stock issued for services

-

-

202,000

---------

----------

-----------

NET CASH USED IN OPERATING ACTIVITIES

(11,286)

(10,224)

(53,828)

---------

----------

-----------

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of stock

-

-

57,400

---------

----------

-----------

NET CHANGE IN CASH

(11,286)

(10,224)

3,572

Cash balance, beginning

14,858

38,820

-

---------

----------

-----------

Cash balance, ending

$   3,572

$  28,596

$    3,572

=======

=======

=======

OTISH RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Otish Resources, Inc, (an exploration stage company) (“Otish”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Otish’s Annual Report filed with the SEC on Form SB-2.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended August 31, 2004 as reported in the Form SB-2 have been omitted.

#

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some of the statements under "Description of Business and Industry", "Business Strategy and Intellectual Property", "Competition" and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, those described in this Quarterly Report on Form 10-QSB. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB.

Overview and Business of Otish Resources, Inc.

General Overview

Otish Resources, Inc. is an exploration stage company specializing in the exploration of properties in the Otish Mountain Region of Quebec.  Exploration is focused on properties containing diamonds and other strategic minerals located in the Otish Region.  It should be noted that as an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.  Further, in the event that our initial exploration indicates that our properties have diamond bearing kimberlite materials, we would be required to spend substantial funds to further explore the quantity and quality of this material to see if a commercially viable mineral deposit exists.  If a commercially viable mineral deposit exists upon one or more properties, we will require additional funds in significant amounts to proceed with any development or mining activities.  Presently, our primary exploration properties consist of two properties with a third property already having been sold in exchange for preferred shares of another company.  The current properties owned and available to us for exploration are the Lac Laparre and Lac Barou mining claims.

The Lac Laparre property contains nine claims and was staked on April 26, 2002, by Lee Barker, PEng.  We acquired these claims on May 15, 2003, in consideration for our commitment to spend $3,500 on exploration during the Summer of 2003 from Mr. Barker and in exchange for 2.5% net mineral royalty interest, of which 1.5% of the original 2.5% of net mineral royalty interest can be acquired for $1,000,000 within twelve months of the commencement of commercial production.  These claims are subject to an annual advance royalty of $50,000 which will commence on May 16, 2006.  Following our acquisition of this property, we employed Dr. George Cargill, P.Eng., to prepare an initial report which would outline a plan of exploration for the Summer of 2003.  Because we are at an early stage of exploration and in an effort to conserve funds, we did not instruct Dr. Cargill, P.Eng. to conform the initial report to the requirements of National Instrument 43-101.  Dr. Cargill delivered a report which was reviewed by our Board and immediately implemented.  In the event that future exploration results are favorable, Dr. Cargill, P.Eng. will be instructed to prepare a report which complies with the requirements of National Instruments 43-101.  The report format of National Instrument 43-101 is more expansive than necessary in light of our budget at our early stage of exploration.  We also do not believe that the initial report written by Dr. Cargill, P.Eng., would have differed significantly if written to the requirements of National Instrument 43-101.  We believe that the benefits of receiving a report written with the requirements of National Instrument 43-101 would be realized when samples and initial exploration data can be included in the report.

We hired the independent firm of Roscoe Postle Exploration Service to collect till samples for analyses of kimberlite and indicator minerals.  Roscoe Postle Exploration Service did collect till samples from our properties which were then delivered to SGS Lakefield Research Limited for analyses.

We have received the results from the samples.  The assay results indicate that kimberlite intrusives could be present.  However, further exploration would be necessary to further define if in fact they are present and their possible concentration.

As of December 21, 2004, we have spent $19,649 U.S. on the exploration work, including sample processing, microprobe analyses, assaying and report writing and supervision.  Our geologist, Dr. George Cargill, P.Eng., will prepare a report and recommend what future exploration, if any, should be carried out on the property.

The Lac Barou property contains nine claims and was staked on July 17, 2003.  Following our acquisition of this property, we employed Dr. George Cargill, P.Eng., to prepare an initial report which would outline a plan of exploration for the Summer of 2003.  Mr. Cargill delivered a report which was reviewed by our Board and which recommended an initial plan to take samples for the Summer of 2005.  Because we are at an early stage of exploration and in an effort to conserve funds, we did not instruct Dr. Cargill, P.Eng. to conform the initial report to the requirements of National Instrument 43-101.  The report format of National Instrument 43-101 is more expansive than necessary in light of our budget at our early stage of exploration.  We also do not believe that the initial report written by Dr. Cargill, P.Eng., would have differed significantly if written to the requirements of National Instrument 43-101.  We believe that the benefits of receiving a report written with the requirements of National Instrument 43-101 would be realized when samples and initial exploration data can be included in the report.  If future exploration results are favorable, Dr. Cargill, P.Eng. will be instructed to prepare a report which complies with the requirements of National Instruments 43-101

We intend to raise additional funds to carryout the work programs on the Lac Laparre and the Lac Barou property.  We currently do not have sufficient funds to commence the Lac Laparre and the Lac Barou exploration programs and will look at either optioning the properties to another company or we will pursue other funding sources.  We also intend to review new properties as they are presented to us and will consider our options.

We require additional capital to implement our exploration program for the Lac Laparre and Lac Barou properties.  We will try to raise money to complete our obligation either through a private placement of our securities or through loans (or both).

Our plan of operations for the next twelve months is to continue exploration activities at the properties.  We are required to spend a minimum of $18,230 prior to October, 2005 in carrying out further exploration on both properties.  If we are successful in raising sufficient capital we hope to carry out most or all of the work described under Further Exploration in the Lac Laparre and Lac Barou sections of this report in the next twelve months.  We are current in all of our obligations.

We plan to raise a minimum of $50,000 to continue minimum exploration of our properties during the next 12 months through a private placement of debt, convertible securities, or common equity. If we are successful in raising the necessary capital, we may have to significantly dilute the current shareholders. We plan to initially offer the debt or equity to our current shareholders and management. If we are not successful in raising the required capital we will offer our debt or equity to new investors. At present, we have no specific plans regarding a debt or equity offering, but intend to actively commence raising the required capital during March of 2005.  As an alternative to raising capital through the selling of debt or equity we will attempt to negotiate a joint venture with an industry partner. If the company is required enter into a joint venture we could end up with a minority interest in our properties.  We have not contacted another party in the industry regarding a joint venture. There is no assurance we will raise the necessary capital, therefore there is a significant risk that the company may have to abandon or reduce the size of one or more of its properties, and /or suffer a change of control or liquidation.

We expect to contract all work on the properties to independent contractors in the foreseeable future until we have discovered a commercial ore body or abandoned the property.  We have no permanent employees.  We anticipate that we will require substantial financing in order to proceed with our plan of exploration for an economic ore body.  We presently do not have any commitments in place to finance this exploration and there is no assurance that the necessary financing will be obtained.  “If we are unable to secure new financing, then we will not be able to carry out the required exploration and may not be able to maintain our interest in the properties.

We anticipate that we will incur over the next twelve months the following expenses:

OTISH RESOURCES INC.
12 MONTH BUDGET

Category	$US
	Minimum	Maximum
Professional Fees
Legal
Filing	$ 2,500	$ 2,500
General	$ 1,000	$ 1,000
Audit	$ 6,000	$ 6,000
Accounting	$ 500	$ 500
Office Expenses
Miscellaneous	$ 500	$ 500
Exploration
Lac Laparre
Site work	$ 9,400	$ 58,000
Filing Fees	$ 700	$ 700
Lac Barou
Site work	$ 6,900	$ 19,500
Filing Fees	$ 1,230	$ 1,230
Management Expenses	$ 1,000	$ 1,000
Administration Expenses	$ 500	$ 500

TOTAL	$ 30,230	$ 91,430

NOTE
1	The minimum column incorporates the exploration explorations to meet the minimum expenditures required by the Quebec Government.
2	The maximum column states what is required to be spent to complete the programs outlined in the engineering report.

#

Liquidity and Capital Resources

We had cash of $3,572 as of February 28, 2005, and had working capital of $3,572 as of February 28, 2005.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  We do not have any external sources of liquidity such as a bank line of credit.

RISK FACTORS

THE COMMON SHARES OFFERED ARE HIGHLY SPECULATIVE IN NATURE, INVOLVE A HIGH DEGREE OF RISK AND SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating us and our business before purchasing any common shares.  Our actual results could differ materially from those anticipated as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report. Please note that throughout this report, the words “we”, “our” or “us” refer to Otish Resources, Inc. and not the selling stockholders.

1.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

We were incorporated in February, 2003, as a small exploration stage company and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-

our ability to locate a profitable mineral property

-

our ability to generate revenues

-

our ability to raise the capital necessary to continue exploration and development of our mining properties.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

2.

WE HAVE NO PRESENT PLANS OR ARRANGEMENTS FOR ADDITIONAL FUNDS BUTWILL REQUIRE ADDITIONAL FUNDS TO ACHIEVE OUR PROPOSED EXPLORATION PROGRAM AND EVEN AFTER COMPLETION WE WILL NOT KNOW IF WE HAVE A COMMERCIALLY VIABLE MINERAL DEPOSIT ON ONE OF OUR PROPERTIES WITHOUT THE EXPENDITURE OF SIGNIFICANT FUNDS.

We will need to raise additional funds through public or private debt or sale of equity to complete exploration on our properties.  We have no present plans or arrangements for these additional funds.  This financing may not be available when needed.  Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to our interests with respect to dilution of book value, dividend preference, liquidation preference, or other terms.  Further, even if we completed the initial exploration program to identify a diamond deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.  Our inability to obtain financing would have a material adverse effect on our ability to implement our exploration strategy, and further determination of the commercial viability of any deposit of diamonds on our property.  As a result, this could require us to diminish or suspend or exploration strategy and possibly cease our operations.

If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate exploration programs.  In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

3.

WE ARE A SMALL EXPLORATION STAGE COMPANY AND MUST LIMIT OUR EXPLORATION PLAN BECAUSE WE DO NOT HAVE MUCH CAPITAL.

Because we do not have much capital, we must limit our exploration.  The costs associated with exploration are substantial.  We have only started initial exploration of one property and do not have the funds for further exploration before a final evaluation can be made as to the economic and legal feasibility before proceeding.  Our initial exploration activities would be considered minimal with the complete program of exploration being conducted over a minimum of at least two (2) years.  Because we may have to limit our exploration, we may not find diamond bearing kimberlite material even though our property may contain diamond bearing kimberlite material.

4.

WE WILL NOT RECEIVE ANY PROCEEDS AS A RESULT OF THE SALE OR PURCHASE OF SHARES.

We will not receive any proceeds from the sale of the common stock offered by the selling shareholders.

5.

WE HAVE NO KNOWN ORE OR DIAMOND RESERVES AND WE CANNOT GUARANTEE WE WILL FIND ANY DIAMOND BEARING KIMBERLITES AND IN ALL PROBABILITY ANY FUNDS SPENT ON EXPLORAITON WILL BE LOST; IF WE FIND COMMERCIAL MINERALS, THERE CAN BE NO GUARANTEE THAT PRODUCTION WILL BE PROFITABLE.

We have not identified any diamondiferous kimberlite bodies on the properties and we cannot guarantee we will ever find any.  Because of the probability of an individual prospect ever having reserves is extremely remote in all probability our properties do not contain any reserves and any funds spent on exploration will probably be lost.  Even if we find that there are diamondiferous kimberlite bodies on our property, we cannot guarantee that we will be able to recover the diamonds. Even if we recover diamonds, we cannot guarantee that we will make a profit.

6.

WEATHER INTERRUPTIONS IN THE PROVINCE OF QUEBEC MAY AFFECT AND DELAY OUR PROPOSED EXPLORATION OPERATIONS.

While we plan to conduct our exploration during the Summer and late Fall, it is possible that snow or rain could cause roads leading to our claims to be impassible. When roads are impassible, we will be unable to work and pursue exploration operations.

7.

IF WE FIND DIAMOND BEARING KIMBERLITE MATERIAL BUT DO NOT HAVE THE FUNDS TO PROCESS THE MATERIAL, WE WILL CEASE OPERATIONS AND YOU WILL LOSE YOUR INVESTMENT.

We may not have access to all of the supplies and materials we need to begin or commence additional exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as helicopters, bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials for exploration activities to date.  We will attempt to locate products, equipment and materials after this offering and during the Spring of 2005.  If we cannot find the products, equipment and materials we need, we will have to suspend our exploration plans until we do find the products, equipment and materials we need.

8.

IF WE DO NOT FIND THIS DIAMONDIFEROUS KIMBERLITE OR WE CANNOT REMOVE THE DIAMONDS, EITHER BECAUSE WE DO NOT HAVE THE MONEY TO DO IT OR BECAUSE IT IS NOT ECONOMICALLY FEASIBLE TO DO IT, WE WILL CEASE OPERATIONS AND YOU WILL LOSE YOUR INVESTMENT.

We may not have enough money to complete our exploration and as a result may have to cease or suspend our operations.  If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In the event we need additional money and can not raise it, we will have to suspend or cease our operations.

9.

BECAUSE STAN FORD WILL OWN MORE THAN 50% OF OUR OUTSTANDING COMMON SHARES AFTER THIS OFFERING AND WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

Stan Ford owns 20,000,000 common shares and will continue to control us.  As a result, Stan Ford will be able to elect all of our Directors and control our operations. Therefore, your ability to cause a change in the course of our operations is eliminated.

As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the common shares you own because of the ineffective voting power. Mr. Ford’s majority ownership could adversely affect the value of your shares and prevent us from undergoing a change of control in the future.

10.

THERE IS NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK AND YOU MAY

NOT BE ABLE TO RESELL YOUR COMMON STOCK.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as a stock exchange or electronic trading system, to resell your common shares. Our common shares have not been listed or quoted on any exchange or quotation system. If you do want to resell your common shares, you will have to locate a buyer and negotiate your own sale, if you want to resell your common shares. We currently intend to apply for a listing on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers.  There can be no assurance that a market maker will agree to file the necessary application documents nor that such application will be approved. If we are listed on the OTC Electronic Bulletin Board, there can be no assurance.  If the selling shareholders sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

#

11.

THE SELLING SHAREHOLDERS ARE OFFERING 5,481,004 SHARES OF OUR COMMON STOCK AND THE SALE OF THESE SHARES COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

Our common stock is presently not traded on any market or securities exchange, but should a market develop, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. The outstanding shares of common stock covered by this report represent approximately 20% of the common shares outstanding as of the date of this report.  There can be no assurance that a regular trading market will develop or that if developed will be sustained. An investor may be unable to liquidate his investment in the absence of trading market.

12.

LOSS OF OUR PRESIDENT, STAN FORD, P.ENG., AND A KEY CONSULTANT SUCH AS GEORGE CARGILL, PHD.P.ENG., WILL BE DETRIMENTAL TO OUR BUSINESS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Stan Ford, P.Eng., our sole Officer and a Director of our Board, and George Cargill, Phd.P.Eng., our independent geologist.  The loss of services of Stan Ford or George Cargill, Ph.D.Eng., could have a material adverse effect on our business, financial condition or results of operation.

13

ONE OF OUR DIRECTORS WHO IS OUR SOLE OFFICER HAS A CONFLICT OF INTEREST IN THAT HE IS AN OFFICER AND DIRECTOR OF OTHER COMPANIES WHICH WILL PREVENT HIM FROM DEVOTING FULL-TIME TO OUR OPERATIONS WHICH MAY AFFECT OUR OPERATIONS.

One of our Directors who is our sole Officer, Stan Ford, has a conflict of interest in that he is an officer and director of other companies. Mr. Ford’s other activities will prevent him from devoting full-time to our operations. This will slow our operations and may reduce our financial results because of the slow down in operations.  Since 1990 to January 2004 Mr. Ford has been the President and Chairman of the Board of Directors of Pallaum Minerals Ltd. and President and Director of International Royalties Corp.  Pallaum Minerals Ltd. is a public company and formerly traded on the TSX Venture Exchange.  International Royalties Corp. is a private company.  Mr. Ford does not expect to be able to devote more than forty (40) hours per month to our operations.

14.

WE DO NOT EXPECT TO PAY DIVIDENDS AND NONE ARE ANTICIPATED.

To date, we have paid no cash dividends on our common shares.  For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

15.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

Trading in our securities is subject to the “Penny Stock” Rules.

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker- dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

-

Make a suitability determination prior to selling a penny stock to the purchaser;

-

Receive the purchaser’s written consent to the transaction; and

-

Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

16.

AS WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the Mining Act of Quebec as we carry out our exploration program.

We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying our exploration program.

17.

WE WILL REQUIRE ADDITIONAL MANAGEMENT PERSONNEL WITH EXPERTISE IN MINING AND EXPLORATION IN ORDER TO ACHIEVE OUR BUSINESS OBJECTIVES.

We will require additional management, middle management and technical personnel who have previous expertise in mineral exploration in order to achieve our business objectives.  We may be unable to attract, assimilate or retain our highly qualified employees.  There is significant competition for qualified employees in the exploration industry.  If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected and you will lose your investment.

ITEM 3.

CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, management including our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended February 28, 2005.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

Our Agent for service of process in Delaware is The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801.

ITEM 2.

CHANGES IN SECURITIES

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the first quarter of 2005 by the Company's Board of Directors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Board of Directors in the third quarter of 2005 (see list below) are each considered by the Company to be other services.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of  2002

Exhibit 31.2 – Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of  2002

Exhibit 32.1 – Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of  2002

Exhibit 32.2 – Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of  2002

(b) Reports on Form 8-K - None

#

ITEM 7.

CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding.

* * * * *

#

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTISH RESOURCES, INC.

Registrant

Date: May 9, 2005

By:

/s/   Stan Ford

Stan Ford, Chief Executive Officer, Chief

Financial Officer, Controller, Director and

Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   Stan Ford

Stan Ford

Chief Executive Officer                   May 9, 2005

Chief Financial Officer

Controller, Director and

Secretary

#