Form 10QSB
period 2005-05-31
OTISH RESOURCES INC
filed 2005-07-12
CIK 1271057

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended May 31, 2005

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

(604) 687-5257

(Issuer's Telephone Number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 31, 2005, the registrant had 26,481,004 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

==============================================================================

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

OTISH RESOURCES, INC.

(An Exploration Stage Company)

BALANCE SHEET

May 31, 2005

ASSETS

Current Assets

Cash

$

2,889

============

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

(256,511)

------------

Total Stockholders’ Equity

2,889

------------

Total Liabilities & Stockholders’ Equity

$

2,889

============

OTISH RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF EXPENSES

Three and Nine Months Ended May 31, 2005 and 2004,

and the Period from February 20, 2003 (Inception) Through May 31, 2005

Inception

Three Months

Nine Months

Through

Ended May 31,

Ended May 31,

May 31,

2005

2004

2005

2004

2005

----------

-----------

----------

----------

-----------

General & Administrative:

Operating

$

      683

$  11,130

$ 11,969

$ 21,354

$ 54,511

Compensation paid with

stock

-

-

-

-

202,000

----------

-----------

----------

----------

-----------

NET LOSS

$

     (683)

$ (11,130)

$ (11,969)

$ (21,354)

$(256,511)

=======

=======

=======

=======

=======

Basic and diluted

loss per share

$     (.00

)

$     (.00)

$     (.00)

$     (.00)

Weighted average common

shares outstanding

26,481,004

26,481,004

26,481,004

26,481,004

OTISH RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Nine Months Ended May 31, 2005 and 2004,

and the Period from February 20, 2003 (Inception) Through May 31, 2005

Inception

Through

May 31,

2005

2004

2005

---------

----------

-----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$ (11,969)

$ (21,354)

$ (256,511)

Adjustments to reconcile net loss

to cash used in operating activities:

Stock issued for services

-

-

202,000

---------

----------

-----------

NET CASH USED IN OPERATING ACTIVITIES

(11,969)

(21,354)

(54,511)

---------

----------

-----------

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of stock

-

-

57,400

---------

----------

-----------

NET CHANGE IN CASH

(11,969)

(21,354)

2,889

Cash balance, beginning

14,858

38,820

-

---------

----------

-----------

Cash balance, ending

$   2,889

$  17,466

$    2,889

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

#

Liquidity and Capital Resources

We had cash of $2,889 as of May 31, 2005, and had working capital of $2,889 as of May 31, 2005.

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

(b)  Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended May 31, 2005.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 8, 2005

By:

/s/  Stan Ford

Stan Ford, Chief Executive Officer, Chief

Financial Officer, Controller, Director and

Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title     President                      Date

/s/  Stan Ford

Stan Ford

Chief Executive Officer                   July 8, 2005

Chief Financial Officer

Controller, Director and

Secretary

#