Form 10KSB
period 2005-08-31
OTISH RESOURCES INC
filed 2005-10-18
CIK 1271057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended August 31, 2005

[   ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _______ to __________

Commission file number                             333-110733

OTISH RESOURCES, INC.

(Name of small business issuer in its charter)

Delaware	98-0393071
------------------------------------------------------------------------	-------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#1000 355 Burrard Street, Vancouver, BC	V6C 2G8
------------------------------------------------------------------------	-------------------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (604) 687-5257

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      [ X  ]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes    [      ]     No    [  X  ]

Issuer’s revenues for its most recent fiscal year: None

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 1, 2005 was:   $ 57,300

Number of shares outstanding of each of the issuer’s classes of common equity as of October 1, 2005:  26,481,004.

Documents incorporated by reference, all at Section 13 in Part III:

EXHIBIT

DESCRIPTION

3.1

Articles of Incorporation filed as an Exhibit to Company’s registration statement on Form SB-2 filed on April 13, 2005.

3.2

Bylaws of Otish Resources, Inc. filed as an Exhibit to Company’s registration statement on Form SB-2 filed on April 13, 2005.

5.1

Opinion of Heskett & Heskett filed as an Exhibit to Company’s registration statement on Form SB-2 filed on April 13, 2005.

10.1

Mining Claim Agreement, Lac Lavallette Region, April 1, 2003, filed as an Exhibit to Company’s  registration statement on Form SB-2 filed on April 13, 2005.

10.2

Mineral Claim Agreement, Lac Laparre Region, May 156, 2003, filed as an Exhibit to Company’s registration statement on Form SB-2 filed on April 13, 2005.

10.3

Filing Mineral Claims, Lac Barou Property, July 17, 2003, filed as an Exhibit to Company’s registration statement on Form SB-2 filed on April 13, 2005.

10.4

Assignment to Diadem, Otish Mountain Diamond Project, July 24, 2003, filed

Filed

                      As an Exhibit to Company’s registration statement on Form SB-2 filed on

                      April 13, 2005

10.5

Revisions to April 1, 2003, Acquisition of Mineral Claims, Lac Lavallette Region, July 25, 2003, filed as an Exhibit to Company’s registration statement on Form SB-2 filed on April 13, 2005

31

Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Property Report – Mineral Claims in the Lac Laparre and Lac Lavellette Areas, filed as an Exhibit to Company’s registration statement on Form SB-2 filed on April 13, 2005

99.2

Property Report – Mineral Claims in the Lac Barou Area, filed as an Exhibit to Company’s registration statement on Form SB-2 filed on April 13, 2005

99.3

Map, filed as an Exhibit to Company’s registration statement on Form SB-2 filed on April 13, 2005

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Otish Resources, Inc. is a Delaware corporation formed in February, 2003.  Otish Resources, Inc. is a mineral exploration stage company.  The Company has specialized in acquiring and consolidating mineral properties with potential to have commercial ore bodies.  Our property acquisition emphasis has focused on properties with diamonds and other strategic minerals that are located in Quebec, Canada.  Since the Company is an exploration stage company there is no assurance that a commercially viable mineral deposit exists on any properties which it currently owns.  Further, exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

The Company initially acquired three properties located in NTS Areas 33A02 (Lac Lavallette), 23D04 (Lac Laparre) and 33A01 (Lac Barou) of the Otish Mountains diamond exploration area in Baie James Region in Northern Quebec.  The claims were staked by Mr. Lee Barker , MSc. PEng., PGeol., based on an interpretation of reprocessed Canadian government aeromagnetic survey data. All claim groups require further exploration to assess their potential to host discrete intrusives that could be similar to the diamondiferous kimberlite bodies recently discovered in the region.

The Company commenced very preliminary exploration work program on the Lac Laparre property.  The Lac Lavallette property was optioned to Diadem, an exploration company, for the Summer of 2003.  Diadem has exercised its option to purchase the Lac Lavallette property.  No work was ever carried out on the Lac Barou property, and as of September 8, 2005, the Company lost the right to explore Lac Barou.

The Company has a history of operating losses and it expects to continue to incur operating losses in the future as it conducts exploration activities on the properties.  The Company’s ability to satisfy the cash requirements of our exploration operations will depend upon the business climate in the future.  Additional financing will be obtained necessary to continue, and no assurance can be made that funds will be available on terms acceptable to us.  The Company has been unable to obtain any financing during the Summer of 2005 and are now examining other business options.  Although the Company does not believe that it is a shell company as defined under Rule 12b-2, the Company is now actively seeking acquisition or merger candidates with operating businesses and is seeking to complete an acquisition or merger with one of these candidates during its current fiscal year.  There is no assurance such a transaction would be completed during this fiscal year or later.

Compliance with Government Regulation

The Company will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of Quebec. As for the initial exploration conducted during the Summer of 2003, Roscoe Postle Exploration Service obtained all necessary permits and approvals.  If the Company conducts further exploration it will be required to obtain prior approval of applicable governmental regulatory agencies. The Company cannot be certain that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.  The Company’s consultants applied for and received approval to carryout the exploration phase on the Lac Laparre property.  Because the Company does not have sufficient funds, it is now actively seeking acquisition or merger candidates with operating businesses and is seeking to complete an acquisition or merger with one of these candidates during its current fiscal year.  There is no assurance such a transaction would be completed during this fiscal year or later.

Employees

The Company has no employees as of the date of this reporting other than its sole officer. The Company conducts its business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

The Company has not incurred any research or development expenditures since our incorporation.

Subsidiaries

The Company has no subsidiaries.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

Reports to Security Holders

At this time, the Company is not required to provide annual reports to security holders. However, shareholders and the general public may view and download copies of all of our filings with the SEC, by visiting the SEC site (http://www.sec.gov) and performing a search of Otish Resources, Inc.’s electronic filings.

RISK FACTORS

1.

THE COMPANY LACKS AN OPERATING HISTORY AND HAS LOSSES WHICH ARE EXPECTED TO CONTINUE INTO THE FUTURE.

The Company was incorporated in February, 2003, as a small exploration stage company and has not started its proposed business operations or realized any revenues. The Company has no operating history upon which an evaluation of its future success or failure can be made.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon:

-

the ability to locate a profitable mineral property

-

the ability to generate revenues

-

the ability to raise the capital necessary to continue exploration and development of its mining properties.

Based upon current plans, the Company expects to incur operating losses in future periods.  The Company may be defined in the future as a “shell” under Rule 12b-2.  This will happen because there are expenses associated with the research and exploration of the Company’s mineral properties. The Company cannot guarantee that it will be successful in generating revenues in the future. Failure to generate revenues will cause the Company to go out of business.

2.

THERE ARE NO PRESENT PLANS OR ARRANGEMENTS FOR ADDITIONAL FUNDS BUT THE COMPANY WILL REQUIRE ADDITIONAL FUNDS TO ACHIEVE ITS PROPOSED EXPLORATION PROGRAM AND EVEN AFTER COMPLETION THE COMPANY WILL NOT KNOW IF IT HAS A COMMERCIALLY VIABLE MINERAL DEPOSIT ON ONE OF ITS PROPERTIES WITHOUT THE EXPENDITURE OF SIGNIFICANT FUNDS.

The Company will need to raise additional funds through public or private debt or sale of equity to complete exploration on our properties.  There are no present plans or arrangements for these additional funds.  This financing may not be available when needed.  Even if this financing is available, it may be on terms that the Company deems unacceptable or are materially adverse to its interests with respect to dilution of book value, dividend preference, liquidation preference, or other terms.  Further, even if the Company completed the initial exploration program to identify a diamond deposit, it will have to spend substantial funds on further drilling and engineering studies before it will be known if it has a commercially viable mineral deposit.  The Company’s inability to obtain financing would have a material adverse effect on its ability to implement its exploration strategy, and further determination of the commercial viability of any deposit of diamonds on its property.  As a result, this could require the Company to diminish or suspend or exploration strategy and possibly cease its operations.

If the Company is unable to obtain financing on reasonable terms, it could be forced to delay, scale back or eliminate exploration programs.  In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on the Company’s business, operating results, or financial condition to such extent that it is forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

3.

THE COMPANY IS A SMALL EXPLORATION STAGE COMPANY AND MUST LIMIT ITS EXPLORATION PLAN BECAUSE IT DOES NOT HAVE MUCH CAPITAL.

Because the Company does not have much capital, it must limit its exploration.  The costs associated with exploration are substantial.  The Company has only started initial exploration of one property and does not have the funds for further exploration before a final evaluation can be made as to the economic and legal feasibility before proceeding.  The Company’s initial exploration activities would be considered minimal with the complete program of exploration being conducted over a minimum of at least two (2) years.  Because the Company may have to limit its exploration, it may not find diamond bearing kimberlite material even though its property may contain diamond bearing kimberlite material.

4.

THE COMPANY HAS NO KNOWN ORE OR DIAMOND RESERVES AND IT CANNOT GUARANTEE IT WILL FIND ANY DIAMOND BEARING KIMBERLITES AND IN ALL PROBABILITY ANY FUNDS SPENT ON EXPLORAITON WILL BE LOST; IF THE COMPANY FINDS COMMERCIAL MINERALS, THERE CAN BE NO GUARANTEE THAT PRODUCTION WILL BE PROFITABLE.

The Company has not identified any diamondiferous kimberlite bodies on the properties and it cannot guarantee it will ever find any.  Because of the probability of an individual prospect ever having reserves is extremely remote in all probability the Company’s properties do not contain any reserves and any funds spent on exploration will probably be lost.  Even if the Company finds that there is diamondiferous kimberlite bodies on its property, it cannot guarantee that it will be able to recover the diamonds. Even if the Company recovers diamonds, it cannot guarantee that it will make a profit.

5.

WEATHER INTERRUPTIONS IN THE PROVINCE OF QUEBEC MAY AFFECT AND DELAY THE COMPANY’S PROPOSED EXPLORATION OPERATIONS.

The Company plans to conduct exploration during the late Fall, however, it is possible that snow or rain could cause roads leading to its claims to be impassible. When roads are impassible, the Company will be unable to work and pursue exploration operations.

6.

IF THE COMPANY FINDS DIAMOND BEARING KIMBERLITE MATERIAL BUT DOES NOT HAVE THE FUNDS TO PROCESS THE MATERIAL, IT WILL CEASE OPERATIONS AND YOU WILL LOSE YOUR INVESTMENT.

The Company may not have access to all of the supplies and materials it needs to begin or commence additional exploration which could cause it to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as helicopters, bulldozers and excavators that the Company might need to conduct exploration. The Company has not attempted to locate or negotiate with any suppliers of products, equipment or materials for exploration activities during the Summer of 2005.  The Company will attempt to locate products, equipment and materials during the Spring of 2006.  If the Company cannot find the products, equipment and materials it needs, it will have to suspend its exploration plans until it finds the products, equipment and materials it needs.

7.

IF THE COMPANY DOES NOT FIND THIS DIAMONDIFEROUS KIMBERLITE OR IT CANNOT REMOVE THE DIAMONDS, EITHER BECAUSE IT DOES NOT HAVE THE MONEY TO DO IT OR BECAUSE IT IS NOT ECONOMICALLY FEASIBLE TO DO IT, THE COMPANY WILL CEASE OPERATIONS AND YOU WILL LOSE YOUR INVESTMENT.

The Company may not have enough money to complete its exploration and as a result may have to cease or suspend its operations.  If it turns out that the Company has not raised enough money to complete its exploration program, it will try to raise additional funds from a second public offering, a private placement or loans. At the present time, the Company has not made any plans to raise additional money and there is no assurance that it would be able to raise additional money in the future. In the event the Company needs additional money and can not raise it, it will have to suspend or cease its operations.

8.

BECAUSE STAN FORD WILL OWNS MORE THAN 50% OF THE COMPANY’S OUTSTANDING COMMON SHARES AND WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

Stan Ford owns 20,000,000 common shares and will continue to control the Company.  As a result, Stan Ford will be able to elect all of the Company’s Directors and control its operations.

As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the common shares you own because of the ineffective voting power. Mr. Ford’s majority ownership could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future.

9.

LOSS OF THE COMPANY’S PRESIDENT, STAN FORD, P.ENG., AND A KEY CONSULTANT SUCH AS GEORGE CARGILL, PHD.P.ENG., WILL BE DETRIMENTAL TO THE COMPANY’S BUSINESS.

The Company is dependent to a great extent upon the experience, abilities and continued services of Stan Ford, P.Eng., its sole Officer and a Director of its Board, and George Cargill, Phd.P.Eng., its independent geologist.  The loss of services of Stan Ford or George Cargill, Ph.D.Eng., could have a material adverse effect on the Company’s business, financial condition or results of operation.

10

ONE OF THE COMPANY’S DIRECTORS WHO IS ITS SOLE OFFICER HAS A CONFLICT OF INTEREST IN THAT HE IS AN OFFICER AND DIRECTOR OF OTHER COMPANIES WHICH WILL PREVENT HIM FROM DEVOTING FULL-TIME TO THE COMPANY’S OPERATIONS WHICH MAY AFFECT ITS OPERATIONS.

One of the Company’s Directors who is its sole Officer, Stan Ford, has a conflict of interest in that he is an officer and director of other companies. Mr. Ford’s other activities will prevent him from devoting full-time to the Company’s operations. This will slow the Company’s operations and may reduce its financial results because of the slow down in operations.  Since 1990 to January 2004 Mr. Ford was the President and Chairman of the Board of Directors of Pallaum Minerals Ltd. and President and Director of International Royalties Corp.  Pallaum Minerals Ltd. is a public company and formerly traded on the TSX Venture Exchange.  International Royalties Corp. is a private company.  Mr. Ford does not expect to be able to devote more than forty (40) hours per month to the Company’s operations.

11.

THE COMPANY DOES NOT EXPECT TO PAY DIVIDENDS AND NONE ARE ANTICIPATED.

To date, the Company has paid no cash dividends on its common shares.  For the foreseeable future, earnings generated from the Company’s operations will be retained for use in its business and not to pay dividends.

12.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMPANY’S COMMON STOCK DIFFICULT.

Trading in the Company’s securities is subject to the “Penny Stock” Rules.

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

These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell our common stock.

13.

AS THE COMPANY UNDERTAKES EXPLORATION OF ITS MINERAL CLAIMS, IT WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF ITS EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict mineral exploration or exploitation. The Company will be subject to the Mining Act of Quebec as it carries out its exploration program.

The Company may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While the Company’s planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase its costs of doing business and prevent it from carrying out its exploration program.

14.

THE COMPANY WILL REQUIRE ADDITIONAL MANAGEMENT PERSONNEL WITH EXPERTISE IN MINING AND EXPLORATION IN ORDER TO ACHIEVE ITS BUSINESS OBJECTIVES.

The Company will require additional management, middle management and technical personnel who have previous expertise in mineral exploration in order to achieve its business objectives.  The Company may be unable to attract, assimilate or retain its highly qualified employees.  There is significant competition for qualified employees in the exploration industry.  If the Company does not succeed in attracting new personnel or retaining and motivating its current personnel, its business will be adversely affected and you will lose your investment.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company currently has office space at Suite 1000, 355 Burrard St., Vancouver, B.C., at no cost on a month-to-month basis at the offices of the President.

The Company was established on the belief that prospective claims were available in the Otish Mountain Region of Northern Quebec, Canada.

The Company initially acquired three claim groups in NTS areas 33A02 (Lac Lavallette) ,23D04 (Lac Laparre) and 33AO1 (Lac Barou) of the Otish Mountains diamond exploration area in Baie James Region of Northern Quebec.  The claims were staked based on an interpretation of reprocessed Canadian government aeromagnetic survey data and require further exploration to assess their potential to host discrete intrusives that could be similar to the diamondiferous kimberlitic bodies recently discovered in the region.  The Company has insufficient capital to keep the Lac Barou claims current with the Quebec Government and all rights of the Company under the claims will be lost on September 8, 2005.

These claims are without known reserves and the proposed program is exploratory in nature.

The Company holds the claim groups as staked mineral claims, under the terms of the Quebec Mining Regulations.

A.

Lac Laparre property

1.

Number of Claims

9

2.

Date Staked

April 26, 2002

3.

How Acquired.

The claims were purchased on May 15, 2003, from Lee Barker, P.Eng., Staker, in exchange for our commitment to spend $3,500 U.S. on exploration activities.  Title to the claims was transferred on August 6, 2003.

4.

Net Mineral Royalty (NMR)

The claims are subject to a 2.5% NMR, of which 1.5% can be acquired from $1,000,000 within 12 months of the commencement of commercial production.  The claims are subject to an annual advance royalty of $50,000 which will commence on May 16, 2006.  The NMR is payable to Lee Barker, the Staker.

5.

Annual Fee

The claims are subject to an annual Quebec Government fee that commences at the second anniversary of staking the claims.  The annual fee for the Lac Laparre claims is $839 and it has been paid for 2005.

6.

Annual Work Commitment

The Quebec Government requires that exploration work be carried out on the claims.  At the time of the second anniversary of staking the property, an engineering report must be submitted to the Quebec Government that outlines the work completed.  The engineering report for the Lac Laparre claims was submitted on March 25, 2004.  The Company filed $7,697.63Cdn in a Claim Renewal Application on January 23, 2004 and paid the $829Cdn filing fee.  Another Claim Renewal Application is due on January 23, 2006.  The minimum amount of exploration work is specified by the Quebec Government and for the 9 Lac Laparre claims is as follows:

	Exploration
Year	Expenditure (Cdn.)	Acc. Total (Cdn.)

1	$ 1140	$ 1140
2	3800	4940
3	7600	12,540
4	11,400	23,940
5	15,200	39,140
6	16,200	55,340
7	22,500	77,840

The Quebec Government permits a company to carry extra work expenditures over from one year to future years.

7.

Property Description

The following table outlines the location and size of each claim:

					Date
	Title	Map Sheet	Size (HA)	Date Exp.	Recorded

1	CDC 1079904	23D04	44.73	2005-03-25	2002-03-26
2	CDC 1079905	23D04	67.14	2005-03-25	2002-03-26
3	CDC 1079906	23D04	47.19	2005-03-25	2002-03-26
4	CDC 1079907	23D04	34.64	2005-03-25	2002-03-26
5	CDC 1079908	23D04	34.58	2005-03-25	2002-03-26
6	CDC 1079909	23D04	27.28	2005-03-25	2002-03-26

			Page 32
7	CDC 1079910	23D04	52.81	2005-03-25	2002-03-26
8	CDC 1079911	23D04	66.81	2005-03-25	2002-03-26
9	CDC 1079912	23D04	34.95	2005-03-25	2002-03-26

	Total Size of Property		410.13 HA

B.

Lac Barou (NTS 33A01)

1.

Number of Claims

15

2.

Date Claims Staked

July 17, 2003

3.

How Acquired

The Company engaged Mr. Lee Barker to stake the claims for the cost of the recording fee.  The total paid for the claims is $1,575.

4.

Net Mineral Royalty (NMR)

The claims are subject to a 2.5% NMR of which 1.5% can be acquired for $1,000,000 within 12 months of the commencement of commercial production.  The claims are not subject to an advance royalty.  The NMR is payable to Lee Barker, the Staker.

5.

Annual Fee

The claims are subject to an annual Quebec Government fee that commences at the second anniversary of staking the claims.  The annual fee for the Lac Barou claims is $1,575.  The first payment was due September 8, 2005, and it was not paid.

6.

Annual Work Commitment

The Quebec Government requires that exploration work be carried out on the claims.  At the time of the second anniversary of the staking of the property, an engineering report must be submitted to the Quebec Government that outlines the work completed in the previous two years.  The engineering report for the Lac Barou claims was due September 8, 2005, and it was not filed.  The minimum amount of exploration work is specified by the Quebec Government and for the 15 Lac Barou claims is as follows:

	Exploration
Year	Expenditure	Acc. Total (Cdn.)

1	$ 2025	$ 2025
2	6750	8775
3	13,500	22,275
4	20,250	42,525
5	27,000	69,525
6	27,000	96,525
7	37,500	134,025

The Quebec Government permits a company to carry extra work expenditures over from one year to future years.

7.

Property Description

The following table outlines the location and size of each claim:

					Date
	Title	Map Sheet	Size (HA)	Date Exp.	Recorded

1	CDC 0003021	33 A01	53.04	2005-09-07	2003-09-08
2	CDC 0003022	33 A01	53.04	2005-09-07	2003-09-08
3	CDC 0003023	33 A01	53.04	2005-09-07	2003-09-08
4	CDC 0003024	33 A01	53.04	2005-09-07	2003-09-08
5	CDC 0003025	33 A01	53.03	2005-09-07	2003-09-08
6	CDC 0003026	33 A01	53.03	2005-09-07	2003-09-08
7	CDC 0003027	33 A01	53.03	2005-09-07	2003-09-08
8	CDC 0003028	33 A01	53.03	2005-09-07	2003-09-08
9	CDC 0003029	33 A01	53.03	2005-09-07	2003-09-08
10	CDC 0003030	33 A01	53.02	2005-09-07	2003-09-08
11	CDC 0003031	33 A01	53.02	2005-09-07	2003-09-08
12	CDC 0003032	33 A01	53.02	2005-09-07	2003-09-08
13	CDC 0003033	33 A01	53.01	2005-09-07	2003-09-08
14	CDC 0003034	33 A01	53.01	2005-09-07	2003-09-08
15	CDC 0003035	33 A01	53.01	2005-09-07	2003-09-08

	Total Size of Property		795.4 HA

All rights to the Lac Barou claims were lost on the 8th day of September, 2005, due to the Company’s lack of operating capital.

C.

Lac Lavallette Property

The Lac Lavallette property was optioned to Diadem Resources, Inc., for the Summer of 2003.  Diadem has exercised its option to keep the property.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings.

The Company’s Agent for service of process in Delaware is The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801.

ITEM 4.

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares of common stock have been quoted on the NASD OT Bulletin Board since August 11, 2005, under the symbol OTRS.  However, no shares of common stock have traded and no bids have been posted as of the date of this report.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of the date of this report, the Company had seventy-seven (77) registered shareholders.

Stock Option Grants

To date, the Company has not granted any stock options.

Dividends

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent it from declaring dividends. The Delaware Revised Statutes, however, do prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

(1)

The Company would not be able to pay its debts as they become due in the usual course of business; or

(2)

The Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends and it does not plan to declare any dividends in the foreseeable future.

ITEM 6.

MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Some of the statements under "Description of Business and Industry", "Business Strategy and Intellectual Property", "Competition" and elsewhere in this Annual Report on Form 10-KSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, those described in this Annual Report on Form 10-KSB. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB.

Overview and Business of Otish Resources, Inc.

General Overview

Otish Resources, Inc. is an exploration stage company specializing in the exploration of properties in the Otish Mountain Region of Quebec.  Exploration has been focused on properties containing diamonds and other strategic minerals located in the Otish Region.  It should be noted that as an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of the Company’s properties and that further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.  Further, in the event that the initial exploration indicates that its properties have diamond bearing kimberlite materials, the Company would be required to spend substantial funds to further explore the quantity and quality of this material to see if a commercially viable mineral deposit exists.  If a commercially viable mineral deposit exists upon one or more properties, the Company will require additional funds in significant amounts to proceed with any development or mining activities.  The primary exploration properties of the Company consisted of two properties with a third property sold in exchange for preferred shares of another company.  The current properties owned and available to the Company for exploration are the Lac Laparre mining claims. Rights under the Lac Barou mining claims were lost on September 8, 2005.

The Company attempted to raise additional funds to carryout the work programs on the Lac Laparre and the Lac Barou property.  The Company currently does not have sufficient funds to commence the Lac Laparre exploration programs and will look at either optioning the properties to another company or it will pursue other funding sources.  While the Company, as of the date of filing of this report, is not a “shell” as defined in Rule 12(b), since the Company has both assets and operations that are greater than “nominal”, Management recognizes the possibility that, if additional funds are not raised, operations will have to cease, and the Company’s assets could have to be liquidated or otherwise reduced such that assets and operations could both become “nominal” and Company would, at that point, become a “shell” as defined by Rule 12(b).  Because the Company does not have sufficient funds to proceed with further exploration, it plans to seek, evaluate and possibly enter into an acquisition or merger with candidates with operating businesses and complete an acquisition or merger with one of these candidates.  Until such event, the Company does not expect a significant change in its number of employees and does not expect to purchase or sell any significant equipment.

PLAN OF OPERATION AND CASH REQUIREMENTS

The Company’s plan of operations for the next twelve months is to obtain financing for our exploration activities and to also seek, evaluate, and possibly enter into an acquisition or merger with candidates with operating businesses and complete an acquisition or merger with one of these candidates.  Until such event, the Company does not expect a significant change in its number of employees and does not expect to purchase or sell any significant equipment.  The Company is required to spend a minimum of $18,230 prior to October, 2005 in carrying out further exploration on both properties.

Liquidity and Capital Resources

The Company had cash of $2,215 as of August 31, 2005, and had working capital of $2,215 as of August 31, 2005.

The Company has not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  The Company does not have any external sources of liquidity such as a bank line of credit.

NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements.  Otish does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Otish’s results of operations, financial position or cash flow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies are described in Note 1 to Item 7, Financial Statements, in the next section of this report.  Only items not set forth in Note 1 to Item 7 will be set forth in this Item 6 section of the report.  This section, in combination with Note 1 to the Financial Statements, is a summary of critical accounting policies of the Company, and is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Otish’s year ends August 31, 2005.

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  Otish Resources, Inc.

  (An Exploration Stage Company)

  Vancouver, British Columbia

We have audited the accompanying balance sheet of Otish Resources, Inc. (An Exploration Stage Company) as of August 31, 2005, and the related statements of expenses, stockholders’ equity, and cash flows for the two years then ended and the period from February 20, 2003 (Inception) through August 31, 2005.  These financial statements are the responsibility of Otish’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Otish Resources, Inc., as of August 31, 2005, and the results of its operations and its cash flows for the periods described, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

September 21, 2005

See accompanying summary of accounting policies

and notes to financial statements.

OTISH RESOURCES, INC.

 (AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

August 31, 2005

ASSETS

Assets
Cash	$ 2,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$ -

Commitments	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-
Class A common stock, $.0001 par value, 90,000,000 shares authorized, 26,481,004 shares issued and outstanding	2,648
Class B common stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Additional paid in capital	256,752
Deficit accumulated deficit during the exploration stage	(257,185)
Total Stockholders’ Equity	2,215

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,215

See accompanying summary of accounting policies

and notes to financial statements.

OTISH RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF EXPENSES

Years Ended August 31, 2005 and 2004, and Period from

February 20, 2003 (Inception) Through August 31, 2005

			Inception Through
	August 31,	August 31,	August 31,
	2005	2004	2005
General and administrative:
Operating	$ 6,228	$ 14,092	$ 36,123
Professional	6,415	9,870	19,062
Compensation paid with stock	-	-	202,000
Net loss	$ (12,643)	$ (23,962)	$ (257,185)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	26,481,004	26,481,004

See accompanying summary of accounting policies

and notes to financial statements.

OTISH RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

Period from February 20, 2003 (Inception) through

August 31, 2005

	Class A common stock		Additional paid in	Deficit Accumulated during the exploration
	Shares	Amount	capital	stage	Total
Issuance of class A common - stock to founder in February 2003 for $.0001 per share	20,000,000	$ 2,000	$ -	$ -	$ 2,000
- for cash in March 2003 at $.005 per share	4,000,000	400	19,600	-	20,000
- for cash in April 2003 at $.010 per share	1,020,000	102	10,098	-	10,200
- for cash in May 2003 at $.03 per share	300,004	30	8,970	-	9,000
- for cash in May 2003 at $.06 per share	100,000	10	5,990	-	6,000
- for cash in June 2003 at $.20 per share	61,000	6	12,194	-	12,200
- stock for services by director in July 2003 for $.20 per share	1,000,000	100	199,900	-	200,000
Net loss	-	-	-	(220,580)	(220,580)
Balances, August 31, 2003	26,481,004	2,648	256,752	(220,580)	38,820

Net loss	-	-	-	(23,962)	(23,962)
Balances, August 31, 2004	26,481,004	2,648	256,752	(244,542)	14,858

Net loss	-	-	-	(12,643)	(12,643)
Balances, August 31, 2005	26,481,004	$ 2,648	$ 256,752	$ (257,185)	$ 2,215

See accompanying summary of accounting policies

and notes to financial statements.

OTISH RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Years Ended August 31, 2005 and 2004, and Period from

February 20, 2003 (Inception) Through August 31, 2005

			Inception
			Through
	August 31,	August 31,	August 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,643)	$ (23,962)	$ (257,185)
Adjustments to reconcile net loss to net cash used in operating activities: Stock issued for services	-	-	202,000

NET CASH USED IN OPERATING ACTIVITIES	(12,643)	(23,962)	(55,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of stock	-	-	57,400

NET CHANGE IN CASH	(12,643)	(23,962)	2,215
Cash balance, beginning	14,858	38,820	-
Cash balance, ending	$ 2,215	$ 14,858	$ 2,215

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Income taxes paid	-	-	-

See accompanying summary of accounting policies

and notes to financial statements.

OTISH RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of business.  Otish Resources, Inc. (“Otish”) was incorporated in Delaware on February 20, 2003 to explore and develop mineral prospects.

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents.  For purposes of the statement of cash flows, Otish considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition.  Otish recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  As of August 31, 2005, Otish has no revenues.

Income Taxes.  Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and diluted net loss per share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended August 31, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock Compensation.  Otish adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Otish applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Otish financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided.  There were no options or warrants granted as of August 31, 2005.

Recently issued accounting pronouncements.  In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation” SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Otish has not issued options to employees recently, it may do so in the future.  The adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of Otish during the calendar year 2006.

Otish does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

NOTE 2 – COMMON STOCK

Otish has Class A and Class B common stock.  The shares are identical in all respects, except that the Directors are authorized to adopt an employee stock option plan and thereby the rights, preferences, powers, qualifications, limitations or restrictions of the Class B common shares.

In February 2003, Otish issued 20,000,000 shares of Class A common stock at par to its founding stockholder in exchange for services during pre-incorporation work in formation of the Corporation and location of properties for diamond exploration within the Otish Mountains.

In March 2003, Otish sold 4,000,000 shares of common stock to individuals at $.005 per share for $20,000.

In April 2003, Otish sold 1,020,000 shares of common stock to individuals at $.010 per share for $10,200.

In May 2003, Otish sold 300,004 shares of common stock to individuals at $.03 per share for $9,000.

In May 2003, Otish sold 100,000 shares of common stock to individuals at $.06 per share for $6,000.

In June 2003, Otish sold 61,000 shares of common stock to individuals at $.20 per share for $12,200.

In July 2003, Otish issued 1,000,000 shares of common stock in exchange for services as a director for a one year term at $.20 per share.

For fiscal year 2005 and 2004, Otish did not issue any common stock.

NOTE 3 - INCOME TAXES

Since inception, Otish has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $55,000 at August 31, 2005, and will expire in the years 2023 through 2025.

At August 31, 2005, deferred tax assets consisted of the following:

Deferred tax assets

$     8,300

Valuation allowance

      (8,300)

Net deferred taxes

$            0

NOTE 4 – COMMITMENTS

Otish’s principal office is in the office of Otish’s president pursuant to an oral agreement on a rent-free month-to-month basis.

On April 1, 2003, Otish purchased 11 mineral claims in the Lac Lavallette region of Central Quebec, for advance royalties of $50,000 due annually beginning 36 months after the date of the agreement.  On July 24, 2003, Otish assigned all of its rights to explore, produce and sell production from these claims to Diadem Resources, Ltd., subject to a 2% overriding royalty to Otish.

On May 15, 2003, Otish purchased 9 mineral claims in the Lac La Parre Region in Central Quebec, for $3,500 due by July 15, 2003 and $13,000 due within 36 months of the date of the agreement, with advance royalties of $50,000 due annually beginning 36 months after the date of the agreement.  As of August 31, 2005, Otish paid $9,917.

NOTE 5 – RELATED PARTY TRANSACTIONS

During fiscal 2005, Otish paid a company controlled by Otish’s president $6,063 for work done on the mineral claims owned by Otish.  There were no such payments in fiscal 2004 or any other period.

NOTE 6 – SUBSEQUENT EVENTS

On September 8, 2005, Otish’s rights in the Lac Barou mining claims were lost due to Otish’s inability to raise sufficient capital to pay the annual renewal fees to the Quebec government.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our account is Malone & Bailey, PC.  We do not intend to change accountants.   At no time since inception has there been any disagreement with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.

CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14(c).  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)

Identifying Directors and Executive Officers

The following is information regarding our sole executive officer and our two directors and their ages as of July 1, 2005:

Director:

Name of Director:	Age

Stan Ford	61
Fred Cooper	57

Executive Officer:

Name of Officer:	Age	Office

Stan Ford	61	President, Treasurer and Secretary

Set forth below is a brief description of the background and business experience of our sole executive officer and our directors.

Mr. Stan Ford is our founder, President, Secretary and Treasurer and is one of our two Directors. Mr. Ford was appointed to the positions of president, treasurer and secretary on February 21, 2003.  Mr. Ford, P.Eng. MBA, is a professional engineer registered in the Province of British Columbia and has an MBA in finance from Simon Fraser University.  Mr. Ford also received a BAp.Sc. in Civil Engineering in 1967 from the University of British Columbia.  Mr. Ford has managed professionals in mineral exploration for 18 years.  He is a member of the Professional Engineers and Geoscientists of British Columbia. Since June 1990 to January 2004, Mr. Ford was the President and Chairman of the Board of Directors of Pallaum Minerals Ltd. (“Pallaum”).  In such capacity, he has managed all aspects of a publicly traded exploration company, which was traded on the TSX Venture Exchange.  He was responsible for preparing business plans, hiring staff and consultants.  Pallaum conducted exploration programs which included diamonds, copper, nickel, cobalt, gold and oil and gas.  Pallaum is still in operation and is continuing to pursue its exploration activities.  Mr. Ford has also served as a Director of Wildcat Minerals Ltd. from September 2000 to December, 2003, as Director of International Oil and Gas from April, 2000, to March, 2001, as a Director of Olympic Stone Ltd., from November 2001 to October, 2000, and as President and Director of International Royalties Corp. from 1964 to present.  Wildcat Minerals Ltd., International Oil and Gas, Olympic Stone Ltd., and International Royalties Corp. are currently in business and are continuing to pursue their exploration activities.

In his capacity as founder and President, Mr. Ford oversees our day-to-day operations, and manages our long-term strategic exploration.  Oversight of our operations involves financial and information systems, management and exploration.

Mr. Fred Cooper has been on our Board of Directors since July 2003. Mr. Cooper has experience with mining companies and currently is employed by written contract to provide services related to corporation relations for Silver Crest Mines Inc. Mr. Cooper served in similar capacities for Pallaum Minerals Ltd. from 2001 to 2003; MCB Investments Corp. from 1999 to 2001; Global Technologies Ltd. 1996 to 1999; and US Technologies Inc. from 1994 to 1996.  He has served for the Canadian National Institute for the Blind since 1988 in various capacities, including the Advisory Board and Funding Committee.

We presently do not pay our directors and officer any salary or consulting fee. We anticipate that compensation may be paid to officers in the event that we determine to proceed with additional exploration programs beyond the first phase program.

Mr. Ford serves as our sole officer and is expected to spend approximately forty (40) hours per month on our business.  However, Mr. Ford may spend additional time as needed if we are successful in obtaining additional funding.  All remaining directors will spend no more than five (5) hours per month on our business.  None of our officers or directors have had any prior blank check company involvement.

We conduct our business through verbal agreements with consultants and arms-length third parties. Current arrangements in place include the following. Our verbal agreement with our geologist includes his reviewing all of the results from the exploratory work performed upon the site and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services. Our office space is provided rent-free based upon a verbal month-to-month lease with our President.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

(b)

Significant Employees

We have no significant employees other than Stan Ford.

(c)

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Otish to become directors or executive officers.

(d)

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

(e)

Compliance with Section 16(A) of the Exchange Act

All reports were filed with the SEC on a timely basis and the Company is not aware of any failures to file a required report during the period covered by this annual report.  We have not filed a Form 5 for the year ending August 31, 2005.

(f)

Audit Committee Financial Expert

The Company has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Further, because of Company’s limited operations, management believes the services of a financial expert are not warranted.

(g)

Identification of Audit Committee

The Company does not have a separately-designated standing audit committee. Instead, the Company’s entire Board of Directors performs the required functions of an audit committee.  Stan Ford and Fred Cooper are the only members of the Company’s Board of Directors, and its functional-equivalent of an audit committee.  None of the directors meet the independent requirements for an audit committee member.  The Board of Directors, as audit committee, selects the Company’s independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors engaged by the Board of Directors, functioning as audit committee.  The Company has not adopted an audit committee charter, as the current system is deemed by management to be sufficient to meet the Company’s requirements at this time.

(h)

Disclosure Committee and Charter

The Company has no disclosure committee or disclosure committee charter. The Company’s Chief Executive Officer, Stan Ford, is assisted by the non-officer Director, Fred Cooper, in fulfilling his responsibilities regarding identification and disclosure of material information about the Company and the accuracy, completeness, and timeliness of the Company’s financial reports.

(i)

Code of Ethics

The Company does not have a formal Code of Ethics, because there have been no problems with ethics violations by the Company’s sole officer and there is a non-officer member of the Board of Directors that can vote on corporate matters and serve as a check on the ethics of the current officer.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our sole executive officer for all services rendered in all capacities to us through and including the date of this report, which is August 31, 2005.

SUMMARY COMPENSATION TABLE
Annual Compensation
Name and	Fiscal	Annual	Restricted Stock
Principal Position	Year	Bonus	Compensation

Stan Ford	2003	0	0
	2004	0	0
	2005
Fred Cooper	2003	0	0
	2004	0	0
	2005

Long Term Compensation

	Securities
Name and	Underlying	Options	All Other
Principal Position	Awards	No. of Shares	Compensation

Stan Ford	0	0	0
Fred Cooper	0	0	0

Stock Option Grants

We have also not granted any stock options since our inception on February 20, 2003, including any directors, officers or employees, and there are no retirement, pension, profit sharing or insurance programs or other similar programs in place for the benefit of our employees.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2005, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) named executive officers and (iv) officers and directors as a group. At this time, only one shareholder falls within these categories, Mr. Stan Ford, Director, President, Secretary and Treasurer. The shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address of	Number of Shares of	Percentage of
Title of Class	Beneficial Owner	Class A Common Stock	Class A Common Stock (1)

Common Stock	Stan Ford, P.Eng/MBA	20,000,000	75.52%
	Director, President,
	Secretary and Treasurer

	Fred Cooper	1,000,000	3.77%

Common Stock	All Officers and Directors	21,000,000	79.29%
	as a Group (one person)

(1)

The percent of class is based on 26,481,004 shares of Class A common stock issued and outstanding as of August 31, 2005.

The person named above has full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Change of Control

The Company is not aware of any arrangement that may result in a change of control of the company, unless the Company is successful in arranging a merger or acquisition, in which case the control of the Company could be changed.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

1.

Any of our directors or officers;

2.

Any person proposed as a nominee for election as a director;

3.

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

4.

Any of our promoters;

5.

Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13.

EXHIBITS

(a)  The following documents are filed as part of this report:

EXHIBIT

DESCRIPTION

STATUS

3.1

                Articles of Incorporation filed as an Exhibit to Company’s registration

Filed

                      statement on Form

                      SB-2 filed on April 13, 2005.

3.2

                Bylaws of Otish Resources, Inc. filed as an Exhibit to Company’s

Filed

                      registration statement on Form SB-2 filed on April 13, 2005.

5.1

                Opinion of Heskett & Heskett filed as an Exhibit to Company’s registration

Filed

                      statement on Form SB-2 filed on April 13, 2005.

10.1               Mining Claim Agreement, Lac Lavallette Region, April 1, 2003, filed as an

Filed

                      Exhibit to Company’s  registration statement on Form SB-2 filed on

                     April 13, 2005.

10.2              Mineral Claim Agreement,  Lac Laparre Region, May 156, 2003, filed as an

Filed

                      Exhibit to Company’s registration statement on Form SB-2 filed on

                      April 13, 2005.

10.3               Filing Mineral Claims, Lac Barou Property, July 17, 2003, filed as an Exhibit

Filed

                       to  Company’s registration statement on Form SB-2 filed on April 13, 2005.

10.4               Assignment to Diadem, Otish Mountain Diamond Project, July 24, 2003, filed

Filed

                      As an Exhibit to Company’s registration statement on Form SB-2 filed on

                      April 13, 2005

10.5

             Revisions to April 1, 2003, Acquisition of Mineral Claims, Lac Lavallette

Filed

                      Region, July 25, 2003, filed as an Exhibit to Company’s registration statement on Form SB-2 filed on April 13, 2005

31                 Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

Included

32

            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Included

                      Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

            Property Report – Mineral Claims in the Lac Laparre and Lac Lavellette Areas,

Filed

                     filed as an Exhibit to Company’s registration statement on Form SB-2 filed on

                     April 13, 2005

99.2

            Property Report – Mineral Claims in the Lac Barou Area, filed as an Exhibit to

Filed

                     Company’s registration statement on Form SB-2 filed on April 13, 2005

99.3

            Map, filed as an Exhibit to Company’s registration statement on Form SB-2 filed on April 13, 2005

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Company’s audit of annual financial statements and for review of financial statements included in Company’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2004 :    $5,955    -   Malone & Bailey, P.C.

2005 :    $5,860   -   Malone & Bailey, P.C.

(2)  Audit-Related Fees - None

(3)   Tax Fees - None

(4)  All Other Fees - None

(5)  The Company’s Board of Directors, acting as audit committee, pre-approves all accounting-relating activities prior to the performance of any services by an accountant or auditor.

(6)  The percentage of hours expended on the principal accountant’s engagement to audit Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was nil%.

* * * * *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTISH RESOURCES, INC.

Registrant

Date: October 17, 2005

By:

/s/   Stan Ford

Stan Ford, Chief Executive Officer, Chief

Financial Officer, Controller, Director and

Secretary

Date: October 17, 2005

By:

/s/   Fred Cooper

Fred Cooper, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   Stan Ford

Stan Ford

Chief Executive Officer                   October 17, 2005

Chief Financial Officer

Controller, Director and

Secretary

/s/   Fred Cooper

Fred Cooper

Director                                             October 17, 2005