Form 10QSB
period 2005-11-30
OTISH RESOURCES INC
filed 2006-01-05
CIK 1271057

===========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 2005

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

   Yes [ X ]   No  [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 30, 2005, the registrant had 26,481,004 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

OTISH RESOURCES, INC.

 (AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

November 30, 2005

(unaudited)

ASSETS

Assets

Cash	$ 1,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$ -

Commitments	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-
Class A common stock, $.0001 par value, 90,000,000 shares authorized, 26,481,004 shares issued and outstanding	2,648
Class B common stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Additional paid in capital	256,752
Deficit accumulated during the exploration stage	(258,050)
Total Stockholders’ Equity	1,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,350

OTISH RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF EXPENSES

Three Months Ended November 30, 2005 and 2004, and Period from

February 20, 2003 (Inception) Through November 30, 2005

(unaudited)

	Three months ended		Inception Through
	November 30,	November 30,	November 30,
	2005	2004	2005
General and administrative:
Operating	$ 25	$ 2,142	$ 36,148
Professional	840	25	19,902
Compensation paid with stock	-	-	202,000
Net loss	$ (865)	$ (2,167)	$ (258,050)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	26,481,004	26,481,004

 OTISH RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Three Month ended November 30, 2005 and 2004, and Period from

February 20, 2003 (Inception) Through November 30, 2005

(unaudited)

			Inception
			Through
	November 30,	November 30,	November 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (865)	$ (2,167)	$ (258,050)
Adjustments to reconcile net loss to net cash used in operating activities: Stock issued for services	-	-	202,000

NET CASH USED IN OPERATING ACTIVITIES	(865)	(2,167)	(56,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of stock	-	-	57,400

NET CHANGE IN CASH	(865)	(2,167)	1,350
Cash balance, beginning	2,215	14,858	-
Cash balance, ending	$ 1,350	$ 12,691	$ 1,350

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Income taxes paid	-	-	-

OTISH RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Otish Resources, Inc, (an exploration stage company) (“Otish”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Otish’s Annual Report filed with the SEC on Form 10KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended August 31, 2005 as reported in the Form 10KSB have been omitted.

#

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Overview and Business of Otish Resources, Inc.", "Plan of Operation and Cash Requirements",  and elsewhere in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

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

The Company commenced very preliminary exploration work program on the Lac Laparre property.  The Lac Lavallette property was optioned to Diadem Resources, Inc., an exploration company, for the Summer of 2003.  Diadem has exercised its option to purchase the Lac Lavallette property.  No work was ever carried out on the Lac Barou property, and as of September 8, 2005, the Company lost the right to explore Lac Barou.

The Company did not obtain any additional financing during the Summer or Fall of 2005, and does not have sufficient funds to pursue the Lac Laparre exploration program.  As a result, Company will look at either optioning the property to another company or it will pursue other funding sources and is now examining other business options.  Although as of the time of its last filing, the Company did not believe that it was a shell company as defined under Rule 12b-2 because it had operations and assets that were greater than nominal, Company’s continuing losses, including loss of the Lac Barou mining claim, are such that Company believes its assets and operations are now such that it is a shell company as defined under that Rule.  Because the Company does not have sufficient funds to proceed with further exploration, it plans to seek, evaluate and possibly enter into an acquisition or merger with candidates with operating businesses and complete an acquisition or merger with one of these candidates.  Until such event, the Company does not expect a significant change in its number of employees and does not expect to purchase or sell any significant equipment. There is no assurance such a transaction would be completed during this fiscal year or later.

RESULTS OF OPERATION AND CASH REQUIREMENTS

The Company’s plan of operations for the next twelve months is to seek, evaluate, and possibly enter into an acquisition or merger with candidates with operating businesses and complete an acquisition or merger with one of these candidates, or, if such is not possible, then to obtain financing for our exploration activities.   The Company does not expect a significant change in its number of employees and does not expect to purchase or sell any significant equipment.  The Company is required to spend a minimum of $2,080 prior to March 25, 2006, if it is to carry out further exploration of the Lac  Laparre property and $829Cdn to the Quebec Government.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $1,350 as of November 30, 2005, compared to $12,691 as of November 30, 2004. The Company had working capital of $1,350 as of November 30, 2005, compared to $12,691 as of November 30, 2004.

The Company has not attained profitable operations and would be dependent upon obtaining financing to pursue exploration activities.  The Company does not have any external sources of liquidity such as a bank line of credit.

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

REPORTS TO SECURITY HOLDERS

The Company has not provided annual reports to security holders.  However, shareholders and the general public may view and download copies of all of our filings with the SEC, by visiting the SEC site (http://www.sec.gov) and performing a search of Otish Resources, Inc.’s electronic filings.

NEW ACCOUNTING PRONOUNCEMENTS

Otish does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Otish’s results of operations, financial position or cash flow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies are described in the Note to the Financial Statements in the Part I of this report, and in the Notes to the Financial Statements included in Otish’s Annual Report filed with the SEC on Form 10KSB for the period ending 8/31/05, and this Form 10-QSB should be read in conjunction with that Annual Report.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Otish’s year ends August 31, 2005.

#

RISK FACTORS

1.

THE COMPANY LACKS AN OPERATING HISTORY AND HAS LOSSES WHICH ARE EXPECTED TO CONTINUE INTO THE FUTURE.

The Company was incorporated in February, 2003, as a small exploration stage company and has not achieved full operations or realized any revenues. The Company has no operating history upon which an evaluation of its future success or failure can be made.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon:

-

the ability to locate a profitable mineral property

-

the ability to generate revenues

-

the ability to raise the capital necessary to continue exploration and development of its mining properties.

Based upon current plans, the Company expects to incur operating losses in future periods.  Expenses associated with maintaining mining leases, research, and  exploration of the Company’s mineral properties are such that Company’s assets are nominal. The Company cannot guarantee that it will be successful in generating revenues in the future. Failure to generate revenues could cause the Company to go out of business.

2.

THERE ARE NO PRESENT PLANS OR ARRANGEMENTS FOR ADDITIONAL FUNDS BUT, IF THE COMPANY IS NOT SUCCESSFUL IN COMPLETING A MERGER OR ACQUISITION, THE COMPANY WOULD REQUIRE ADDITIONAL FUNDS TO ACHIEVE ITS PROPOSED EXPLORATION PROGRAM AND EVEN AFTER COMPLETION, THE COMPANY WOULD NOT KNOW IF IT HAS A COMMERCIALLY VIABLE MINERAL DEPOSIT ON ITS PROPERTY WITHOUT THE EXPENDITURE OF SIGNIFICANT FUNDS.

If the Company is unsuccessful in locating a merger or acquisition candidate and completing the merger or acquisition, the Company will need to raise additional funds through public or private debt or sale of equity to fund exploration on our property.  There is no guarantee that Company will succeed in locating a merger or acquisition partner, and there are no present plans or arrangements to raise any additional funds.  Financing may not be available when needed.  Even if financing is available, it may be on terms that the Company deems unacceptable or are materially adverse to its interests with respect to dilution of book value, dividend preference, liquidation preference, or other terms.  Further, even if the Company completed the initial exploration program to identify a diamond deposit on its only remaining property, it will have to spend substantial funds on further drilling and engineering studies before it will be known if it has a commercially viable mineral deposit.  The Company’s inability to obtain financing would have a material adverse effect on its ability to implement its exploration strategy, and further determination of the commercial viability of any deposit of diamonds on its property.  As a result, this could require the Company to diminish or suspend or exploration strategy and possibly cease its preliminary operations.

#

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

The Company has not identified any diamondiferous kimberlite bodies on the property and it cannot guarantee it will ever find any.  Because of the probability of an individual prospect ever having reserves is extremely remote in all probability the Company’s property does not contain any reserves and any funds spent on exploration will probably be lost.  Even if the Company finds that there is diamondiferous kimberlite bodies on its property, it cannot guarantee that it will be able to recover the diamonds. Even if the Company recovers diamonds, it cannot guarantee that it will make a profit.

5.

WEATHER INTERRUPTIONS IN THE PROVINCE OF QUEBEC MAY AFFECT AND DELAY THE COMPANY’S PROPOSED EXPLORATION OPERATIONS.

The Company’s exploration program is in the mountains of Quebec, such that it is possible that snow or rain could cause roads leading to its mining claim to be impassible. When roads are impassible, the Company will be unable to work and pursue exploration operations.

6.

IF THE COMPANY FINDS DIAMOND BEARING KIMBERLITE MATERIAL BUT DOES NOT HAVE THE FUNDS TO PROCESS THE MATERIAL, IT COULD BE FORCED TO CEASE ITS LIMITED OPERATIONS AND SHAREHOLDERS COULD LOSE THEIR INVESTMENT.

If the Company does not locate a merger or acquisition partner and determines to continue trying to operate in the mining business, the Company may not have access to all of the supplies and materials it would need to begin or commence additional exploration, which could cause it to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as helicopters, bulldozers and excavators that the Company might need to conduct exploration. The Company has not attempted to locate or negotiate with any suppliers of products, equipment or materials for exploration activities during the Fall of 2005.   If the Company is not successful in completing a merger or acquisition, the Company would need to locate products, equipment and materials.  If the Company cannot find the products, equipment and materials it needs, it will have to suspend its exploration plans until it finds the products, equipment and materials it needs.

7.

IF THE COMPANY DOES NOT FIND THIS DIAMONDIFEROUS KIMBERLITE OR IT CANNOT REMOVE THE DIAMONDS, EITHER BECAUSE IT DOES NOT HAVE THE MONEY TO DO IT OR BECAUSE IT IS NOT ECONOMICALLY FEASIBLE TO DO IT, THE COMPANY COULD BE REQUIRED TO CEASE ITS LIMITED OPERATIONS AND SHAREHOLDERS WILL LOSE THEIR INVESTMENT.

If the Company does not successfully complete a merger or acquisition, and instead continues trying to operate in the mining business, the Company may not have enough money to complete its exploration, and as a result may have to cease or suspend any operations.  If the Company has not raised enough money to complete its exploration program, it would have to try to raise additional funds from a public offering, a private placement, or loans. At the present time, the Company has not made any plans to raise additional money and there is no assurance that it would be able to raise additional money in the future. In the event the Company needs additional money and can not raise it, it could have to suspend or cease its limited operations.

8.

BECAUSE CERTAIN OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS OWN MORE THAN 50% OF THE COMPANY’S OUTSTANDING COMMON SHARES AND WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

Certain of our officers, directors and principal stockholders continue to control a significant percentage of our outstanding Common Stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock. This concentration of ownership may not be in the best interests of all our stockholders.

9.

LOSS OF THE COMPANY’S PRESIDENT, STAN FORD, P.ENG., AND A KEY CONSULTANT SUCH AS GEORGE CARGILL, PHD.P.ENG., WOULD BE DETRIMENTAL TO THE COMPANY’S MINING EXPLORATION BUSINESS.

The Company’s mining exploration is dependent to a great extent upon the experience, abilities and continued services of Stan Ford, P.Eng., its sole Officer and a Director of its Board, and George Cargill, Phd.P.Eng., its independent geologist.  The loss of services of Stan Ford or George Cargill, Ph.D.Eng., could have a material adverse effect on the Company’s business, financial condition or results of operation.

10.

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

11.

IF THE COMPANY UNDERTAKES EXPLORATION OF ITS MINERAL CLAIM, IT WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF ITS EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict mineral exploration or exploitation. The Company will be subject to the Mining Act of Quebec as it carries out any exploration program.

The Company may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While the Company’s planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase its costs of doing business and prevent it from carrying out its exploration program.

12.

THE COMPANY WOULD REQUIRE ADDITIONAL MANAGEMENT PERSONNEL WITH EXPERTISE IN MINING AND EXPLORATION IN ORDER TO ACHIEVE ITS MINING EXPLORATION BUSINESS OBJECTIVES.

If the Company is not successful in locating a merger or acquisition partner and continues trying to operate in the mining industry, the Company will require additional management, middle management and technical personnel who have previous expertise in mineral exploration in order to achieve its business objectives.  The Company may be unable to attract, assimilate or retain its highly qualified employees.  There is significant competition for qualified employees in the exploration industry.  If the Company does not succeed in attracting new personnel or retaining and motivating its current personnel, its business will be adversely affected and you will lose your investment.

13.

THE COMPANY DOES NOT EXPECT TO PAY DIVIDENDS AND NONE ARE ANTICIPATED.

To date, the Company has paid no cash dividends on its common shares.  For the foreseeable future, earnings generated from the Company’s operations will be retained for use in its business and not to pay dividends.

14.

THERE IS A LIMITED PUBLIC TRADING MARKET FOR OUR COMMON STOCK AND SHAREHOLDERS MAY NOT BE ABLE TO RESELL THEIR COMMON STOCK.

Our stock is traded on the OTC Electronic Bulletin Board (“OTCBB”) operated by the National Association of Securities Dealers under the symbol “OTRS”.  There is currently no broadly-followed established trading market for our Common Stock. An "established trading market" may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our Common Stock historically has been limited and sporadic. As a result of this trading inactivity and the exchange, the quoted price for our Common Stock on the OTCBB is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of our Common Stock, and the market value of our Common Stock would likely decline.

15.

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

(b)  Changes in internal controls.   There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

Our Agent for service of process in Delaware is The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801.

ITEM 2.

CHANGES IN SECURITIES

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31 – Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of  2002

Exhibit 32 – Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of  2002

(b) Reports on Form 8-K - None

* * * * *

#

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 5, 2006

By:

/s/   Stan Ford

Stan Ford, Chief Executive Officer, Chief

Financial Officer, Controller, Director and

Secretary

Date: January 5, 2006

By:

/s/   Fred Cooper

Fred Cooper, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                                      Title                                           Date

/s/   Stan Ford

Stan Ford

Chief Executive Officer                   January 5, 2006

Chief Financial Officer

Controller, Director and

Secretary

/s/   Fred Cooper

Fred Cooper

Director                                             January 5, 2006

#