Form 10QSB
period 2006-02-28
CHINA-BIOTICS, INC
filed 2006-04-14
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the Transition Period From _______ to _________

333-110733
(Commission File Number)

CHINA-BIOTICS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	98-0393071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 999 Ningqiao Road
Jinqiao Export Processing Zone
Pudong, Shanghai 201206
People’s Republic of China
Telephone number: (86 21) 5834 9748
(Address of Principal Executive Offices)
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No (on the date of filing of this report)

As of April 3, 2006, 17,080,000 shares of the Issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): ☐Yes ☒ No

TABLE OF CONTENTS

		Page
Part I - Financial Information

ITEM 1.	FINANCIAL STATEMENTS	1
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS	5
ITEM 3.	CONTROLS AND PROCEDURES	7
Part II - Other Information

ITEM 6.	EXHIBITS	14
SIGNATURES		15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA-BITOICS, INC.
(FORMERLY OTISH RESOURCES, INC.)
 (AN EXPLORATION STAGE COMPANY)
UNAUDITED BALANCE SHEET
February 28, 2006

ASSETS
Current assets
Cash	$736

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	$-

Commitments	$-

Stockholders' equity
Preferred stock, $.01 par value, 10,000,000 shares
authorized, none issued and outstanding	$-
Class A common stock, $.0001 par value, 90,000,000 shares
authorized, 21,100,000 shares issued and outstanding	2,548
Class B common stock, $.0001 par value, 10,000,000 shares
authorized, none issued and outstanding	-
Additional paid in capital	256,540
Deficit accumulated during the exploration stage	(257,914)
Treasury stock	(438)
Total Stockholders' Equity	$736

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$736

The accompanying notes are an integral part of these financial statements.

1

CHINA-BITOICS, INC.
(FORMERLY OTISH RESOURCES, INC.)
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF EXPENSES
Three Months and Six Months Ended February 28, 2006 and 2005, and Period from
February 20, 2003 (Inception) Through February 28, 2006

					Inception
	Three months ended		Six months ended		Through
	February 28,		February 28,		February 28,
	2006	2005	2006	2005	2006
General and administrative:
Operating	$(29)	$(3,714)	$(54)	$(5,856)	$(36,177)
Professional	165	(5,405)	(675)	(5,430)	(19,737)
Compensation paid with stock	-	-	-	-	(202,000)
Net income (loss)	$136	$(9,119)	$(729)	$(11,286)	$(257,914)

Net loss per share:
Basic and diluted	0.00	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding:
Basic and diluted	24,687,336	26,481,004	25,584,170	26,481,004

The accompanying notes are an integral part of these financial statements.

2

CHINA-BITOICS, INC.
(FORMERLY OTISH RESOURCES, INC.)
(AN EXPLORATION STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Three Months ended February 28, 2006 and 2005, and Period from
February 20, 2003 (Inception) Through February 28, 2006

			Inception
	Three months ended		Through
	February 28,		February 28,
	2006	2005	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss)	$136	$(11,286)	$(257,914)

Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	-	-	202,000

NET CASH GENERATED FROM (USED IN) OPERATING ACTIVITIES	$136	$(11,286)	$(55,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of stock	$-	$-	$57,400
Payment on purchase of the Company's common stock	(750)	-	(750)
	(750)	-	56,650

NET CHANGE IN CASH	$(614)	$(11,286)	$736
Cash balance, beginning	1,350	14,858	-
Cash balance, ending	$736	$3,572	$736

The accompanying notes are an integral part of these financial statements.

3

CHINA-BITOICS, INC.
(FORMERLY OTISH RESOURCES, INC.)
(A EXPLORATION STAGE COMPANY)
NOTE TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of China-Biotics, Inc. (formerly Otish Resources, Inc.) (an exploration stage company) (“China-Biotics”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in China-Biotics’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended August 31, 2005 as reported in the Form 10-KSB have been omitted.

NOTE 2 - CLASS A COMMON STOCK

(A)
In late January and early February 2006, China-Biotics received a total of 4,381,004 shares of its Class A common stock from three shareholders for cancellation free of any consideration from the Company. These shares are treated as Treasury Stock pending for cancellation.

(B)
In late January and early February 2006, China-Biotics purchased 1,000,000 shares of its Class A common stock from a shareholder/officer for a cash consideration of $750. These shares have been canceled after their purchase.

NOTE 3 - SUBSEQUENT EVENTS

(A)
On March 22, 2006, China-Biotics issued 15,980,000 shares of restricted common stock in exchange for 100% equity interest in Sinosmart Group, Inc. ("Sinosmart"), making Sinosmart a wholly-owned subsidiary of China-Biotics. This stock exchange transaction, together with the transaction described in (B) below, resulted in the shareholders of Sinosmart obtaining a majority voting interest in China-Biotics. Accounting principles generally accepted in the United States of America require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition. Accordingly, the stock exchange transaction will be accounted for as recapitalization of Sinosmart.

(B)
As part of the reverse acquisition, China-Biotics sold certain marketable securities valued at $5,363 to its former President in exchange for 20,000,000 shares of its “Class A” common stock. These 20,000,000 shares of “Class A” common stock are treated as Treasury Stock pending for cancellation.

(C)
On March 21, 2006, China-Biotics amended and restated its certificate of incorporation to, among other things, change its name from “Otish Resources, Inc.” to “China-Biotics, Inc.” and provide that its common stock, which had previously been divided into Class A and Class B common stock (of which no Class B common stock was outstanding), would become one class of common stock.

(D)	On March 14, 2006 all mining claims previously owned by China-Biotics related to the Lac Laparre property were relinquished.

4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in Management’s Discussion and Analysis and elsewhere in this document contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend, ” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

You should not rely on forward-looking statements as predictions of future events or results. Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions, risks and uncertainties and other factors which could cause actual events or results to be materially different from those expressed or implied in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks described in this prospectus under “Risk Factors” and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this report, except as required by applicable law.

OVERVIEW AND BUSINESS OF CHINA-BIOTICS, INC. (FORMERLY OTISH RESOURCES, INC.)

We were incorporated under the name Otish Resources, Inc. in Delaware in February 2003. Until March 2006 we were a mineral exploration stage company specializing in acquiring and consolidating mineral properties with potential for commercial ore bodies. Although we conducted some preliminary exploration work with respect to our mineral properties, we never achieved full operations with respect to our mineral properties. We had never generated any revenue from our mineral exploration operations. We incurred a total of expenses of $257,914 from inception to February 28, 2006.

On March 22, 2006, we entered into and completed a securities exchange transaction with Sinosmart Group Inc., or SGI, and the shareholders of SGI, pursuant to which the SGI shareholders transferred all of the equity securities of SGI to us in exchange for an aggregate of 15,980,000 shares of our common stock. This transaction is hereafter referred to as the share exchange. At the closing of the share exchange, SGI became our wholly-owned subsidiary. As part of the share exchange, we sold certain marketable securities valued at $5,363 to our former President in exchange for 20,000,000 shares of our “Class A”common stock. Immediately after the share exchange and related transactions, the former SGI shareholders and their designees collectively owned 98.7% of our common stock. Upon consummation of the share exchange, we changed our fiscal year end from August 31 to March 31.

As a result of the share exchange, we are no longer a mineral exploration stage company, and SGI’s business operations become our primary operations. We are currently engaged in the research, development, production, marketing and distribution of probiotics products. These products contain live microbial food supplements which beneficially affect the host by improving its intestinal microbial balance.

We are reporting on this Form 10-QSB our operating results for the quarter ended February 28, 2006, during which we were still a mineral exploration stage company. In our future filings with the SEC, we will report our business activities as a manufacturer and distributor of probiotics products.

RESULTS OF OPERATION

We did not have any revenue from our mineral exploratory activities for all periods presented in the financial statements covered in this Form 10-QSB. Since our inception (February 20, 2003), we only incurred expenses which were primarily professional fees and general and administrative expenses. Our cumulative net loss from inception to February 28, 2006 was $257,914.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $ 736 as of February 28, 2006, compared to $3,572 as of February 28, 2005. We had working capital of $736 as of February 28, 2006, compared to $3,572 as of February 28, 2005.

Our liquidity and capital resources were substantially increased upon the consummation of the share exchange. As we acquired 100% of the equity interests in SGI on March 22, 2006, we also established access to the liquidity and capital resources of SGI. SGI had cash of $12,412,715 and working capital of $743,736 as of December 31, 2005. In March 2006, SGI received full cash settlement of $9,000 on stock subscription receivables, and $3,338,167 from repayment of advances to related parties. As of December 31, 2005, SGI had a Hong Kong Dollar denominated convertible bond in the face amount of $2,580,000 (HKD20,000,000) outstanding, which was fully converted prior to the share exchange. Also in March 2006, certain SGI stockholders advanced a cash loan of $2,287,269 to SGI to demonstrate their support for its expansion plan. This cash loan is interest free and repayable in September 2006. On March 22, 2006, immediately prior to the share exchange, SGI completed a private placement and issued 2,858 ordinary shares to a group of accredited investors for a total cash consideration of approximately $5,067,700. As a result of these transactions and before accounting for changes resulting from operations, our cash balance and working capital increased to $23,114,851 and to $8,400,436, respectively, on March 23, 2006.

Management estimates that we will have positive cash flow provided by operating activities in the remaining fiscal year ending March 31, 2006, and for the fiscal year ending March 31, 2007.

The estimated total capital expenditures for the period from January 2006 to March 2007 under our planned expansion amounts to approximately $18 million, comprising $16 million for the construction of a new plant and $2 million for the establishment of a retail sales network. Management expects to finance these capital expenditures with the existing cash balance and cash generated from operating activities.

No assurance, however, can be given that our business plan will succeed. In the event that the business plan does not materialize as predicted, we may need to seek for external financing to fund our expansion plan. There can be no assurance that we will be able to raise needed capital on favorable terms, if at all. In addition, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds.

RESEARCH AND DEVELOPMENT EXPENDITURES

Prior to the share exchange, we did not incur any research or development expenditures. Because of the share exchange, we now have a research and development team which is supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, this team also conducts research and development into complimentary technology, including genetically engineered drugs, drug delivery solutions and Chinese medicine, in an effort formulate solutions to address specific health problems and expand our product line.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". The amendments made by SFAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 will be applied prospectively. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment, an Amendment of SFAS No. 123". SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective beginning in our second quarter of fiscal 2006. We do not expect the adoption of SFAS No. 123R to have any impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of Accounting Principle Board Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. We believe that the adoption of this standard will have no impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005, and accordingly, adoption of this statement for new accounting provisions is required for our fiscal year beginning July 1, 2006. The adoption of this statement is not expected to have any effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies for the periods prior to the share exchange are described in the Notes to the Financial Statements in Part I of this report, and in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-KSB for the period ending 8/31/05, and this Form 10-QSB should be read in conjunction with that Annual Report.  The financial statements and notes are representations of management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

RISK FACTORS

Risks Related to our Business

We depend on the services of our director and key employees, the loss of which could harm our business.

We believe our success relies on the strategies, vision, efforts and technical expertise of our director and key management personnel, including Mr. Song Jinan, Dr. Huang Weida and Dr. Du Wen Min. The resignation or departure of any of these key people could have a material adverse impact on our operations and future prospects. In addition, if any of these key people join a competitor or form a competing company, we could lose customers and incur additional expenses to recruit replacements and train personnel. We have entered into standard form confidentiality agreements with our technical employees with the exception of our director and our key executives which contain non-competition clauses. We do not maintain key-man life insurance for any of our key executives.

Failure to attract and retain qualified employees may adversely affect our business.

Our continued success depends largely on our ability to attract and retain highly skilled executive, managerial and technical employees. We may face difficulties in recruiting skilled personnel in our industry due to its specialized nature. If we are unable to attract and retain a sufficient number of suitably skilled and qualified personnel, our business would be materially and adversely affected. We may also have to pay substantial wages to attract sufficient numbers of skilled employees and professionals, which may adversely affect our operating margins.

We are not insured against potential losses and could be seriously harmed by natural disasters, catastrophes or acts of war.

Our facilities and inventories could be materially damaged by hurricanes, floods and other natural disasters, catastrophes, acts of war or other catastrophic circumstances. We do not maintain insurance covering such events. If any of these events occur, we could incur material losses and liabilities, which could negatively affect our operating results.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

As a manufacturer of products designed for human consumption, we are subject to product liability claims that the use of our products has resulted in injury. Our products contain three types of live bacteria, lactobacillus acidophilus, bifidobacterium bifidum and bifidobacterium adolescentis, which fall within the nine types of “good” live bacteria that are approved for direct sale to the public in China as health food. We obtain our bacteria from human sources. Although we believe this reduces the risk that it will be rejected by the human body, there can be no assurance that consumption of such bacteria could not result in adverse health effects. We do not maintain any product liability insurance. A product liability claim against us could result in costly litigation and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income.

Our failure to develop products that are compatible with market needs could have an adverse effect on our sales and earnings.

Our business is particularly subject to changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes. We may not respond in a timely or commercially appropriate manner to such changes. Because markets for our products differentiate geographically, we must accurately assess demand in each specific market into which we wish to make sales. If we fail to invest in extensive market research on consumer health needs in each market we target, we may face limited market acceptance of our products, which could have a material adverse effect on our sales and revenues.

If our products fail to keep pace with advances in the industry, they may be displaced by competitors' newly developed products.

Other companies in our industry may gain significant competitive advantages by introducing new products to the market, delivering constant innovation in products and techniques and offering competitive prices. Our future growth partially depends on our ability to develop products that are more effective in meeting consumer needs. In addition, we must be able to manufacture and effectively market those products. The sales of our existing products may decline if a competing product is introduced by other companies.

We may have difficulty competing with larger and better financed companies in our industry, which could require us, among other things, to lower our prices and could result in the loss of our customers.

Some of our existing and future competitors may have greater technical and financial resources than we do and may use these resources to pursue a competitive position that threatens our products. Our products could be rendered obsolete or uneconomical by the development of new products to treat conditions addressed by our products, as a result of technological advances affecting the cost of production, or as a result of marketing or pricing action by one or more of our competitors.

Additionally, with China’s accession to the World Trade Organization, the Chinese government has undertaken to open up the Chinese market to foreign companies. China reduced its average import tariff rate overall to 11.50% in 2003 and has further reduced it to 9.90% in 2005. As a result, foreign competitors may form alliances with or acquire companies in our industry in China. Intensified competition from these foreign competitors may lead to lower profit margins due to price competition, loss of customers and slower than anticipated growth.

Unfavorable publicity or research reports casting a negative light on our industry or our products could change consumer perceptions and have an adverse affect on our ability to market and sell our products.

We believe that our industry is affected by media attention. Future research reports or publicity about the quality of products in our industry generally, or our products in particular, could have a material adverse effect on our business. Scientific research to date is preliminary and there can be no assurance that future scientific research or publicity will be favorable to our industry or any particular product or consistent with earlier favorable research or publicity. Adverse publicity could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately. Given our dependence upon consumer perceptions, adverse publicity, whether or not accurate, associated with illness or other adverse effects resulting from the consumption of our products or any similar products distributed by other companies could have a material adverse effect on our business.

Our planned expansion into the bulk additive business may not generate sufficient revenues and the construction of our new facility to accommodate this business may result in increased costs and losses.

We intend to expand our operations into the bulk additive business through the supply of high quality probiotics to be used as additives in dairy products to manufacturers in China. We plan to construct a new production plant with a 150-ton capacity which can accommodate our new bulk additive business. This will expose us to many risks, including the following:

•	there may not be sufficient market demand for bulk probiotics additives or our products in particular;

•	we may experience delays and cost overruns during construction of our new facility which may result in losses; and

•	we may experience substantial start up losses when the plant is first commissioned.

Our plans to geographically expand our marketing and sales efforts and directly sell our products directly to retail consumers may fail.

To date, we have only sold our products in the greater Shanghai area. We currently intend to expand our marketing and sales efforts to the rest of China. There is no assurance that we will receive the same level of public demand for our products in other parts of China.

In addition, we have been selling through distributors since our first product, Shining Essence, was launched in the market in April 2001. We intend to expand our operations by opening new retail stores or introducing a franchise structure to facilitate direct sales of our products to customers. We have hired consultants who have many years of experience in the direct selling industry to develop this new line of business, but there is no assurance that we can successfully implement our direct selling model.

As we increase the geographic area of our selling efforts and implement a direct selling model, there is a risk that our current systems may not be able to accommodate the increased volume or the complexity of the future business. Our short term operating results may be adversely affected as additional capital investments will have to be made for system upgrades, replacements or improvements.

We face potential tax exposure.

Our principal operations are in China. Business enterprises established in China are subject to income taxes and value added taxes under Chinese tax laws and regulations unless they have exemptions. We have made tax payments to the Chinese tax authorities for 2005. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future.  Accordingly, our financial statements contain full provisions for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future.

According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.88 million (if calculated based on 0.5 times of taxes payable) to $48.84 million (if calculated based on five times of the amount of taxes payable) as of December 31, 2005. No provision for the potential tax penalties has been made in our financial statements as our management believes that the possibility of having to pay the penalties is unlikely.

We may not be able to protect our intellectual property against claims by other parties or enforce our rights with respect to our intellectual property.

Although we have three registered Chinese patents in respect of the packaging processes and technologies we use in our production process and have applied for registration of a patent regarding the production of one of our products in June 2004, we have not purchased or applied for any patents other than these as we are of the view that it would not be cost-effective to do so at this time. Except with respect to the processes and technologies for which we have been granted patents, we may have no legal recourse in the event that our processes and technologies are replicated by other parties. If our competitors are able to replicate our processes, technologies and systems at lower costs, we may lose our competitive advantage and our profitability will be adversely affected.

In addition, over the last five years, our “Shining” brand has become a highly recognizable brand in our industry in Shanghai. To protect this brand, which we consider important to our continued success, we have registered four trademarks in China. If our competitors introduce products of inferior qualities to the market using trademarks that are confusingly similar to the “Shining” trademarks, our reputation and operating results will be adversely affected.

From time to time, we may have to resort to litigation to enforce our rights with respect to our intellectual property. This type of litigation could result in substantial costs and diversion of our resources, which would adversely affect our results of operations.

Risks Related to Government Regulations

We are subject to government regulation in China, and changes in Chinese regulations may substantially increase the cost of manufacturing and selling our products.

The manufacturing and marketing of our products are subject to various governmental regulations in China. Government regulation includes inspection of and controls over manufacturing, safety and environmental controls, efficacy, labeling and the sale and distribution of wellness products.

As a company which produces probiotics supplements, we are subject to the Law on the Food Conditions of the PRC which became effective on October 30, 1995, the Administrative Rules for Healthy Food promulgated by the Ministry of Health on March 15, 1996 which became effective on June 1, 1996, the Notice of Circulating the Appraisal Standard of Fungal and Good-Live-Bacterial Healthy Food and its appendixes-Appraisal Standard of Fungal and Good-Live-Bacterial Healthy Food, and List of Good-Live-Bacteria Applicable for Healthy Food, promulgated by the Ministry of Health which became effective on March 23, 2001, the Administration Rules for the Registration of Healthy Food (experimental) promulgated by the State Food and Drug Administration on April 30, 2005 which became effective on July 1, 2005, and other relevant rules and regulations issued by the Ministry of Health and the State Food and Drug Administration. In addition, Shining is a Chinese corporation and therefore is subject to the Company Law of China and more specifically to the Foreign Company provisions of the Company Law and the Law on Foreign Capital Enterprises of China. We are also subject to government regulations with respect to the prices we charge, the rebates we may offer to customers and our marketing methods.

Our industry is relatively new in China, and the manner and extent to which it is regulated is evolving. Changes in existing laws or new interpretations of such laws may have a significant impact on our methods and costs of doing business. For example, new legislative proposals that affect our product pricing, reimbursement levels, approval criteria and manufacturing requirements may be proposed and adopted. Such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows.

We may not be able to obtain regulatory approvals for our products or reimbursement from the sale of our products.

The manufacture and sale of our products in China is highly regulated by a number of state, regional and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approval for marketing new and existing products. In addition, our future growth and profitability are, to a significant extent, dependent upon our ability to obtain timely regulatory approvals from the relevant authorities.

Risks Related to Doing Business in China

Adverse changes in China’s economic, political and social conditions and government policies could have a material adverse effect on the overall economic growth of China, which could adversely affect our results of operations and financial condition.

We currently conduct our business solely in China. Changes in the economic and political situation in China and the economic, financial, fiscal and other policies adopted by the Chinese government may affect our operations, performance and profitability. The economy of China differs from the economies of most developed countries in many respects, including:

•	structure;

•	extent of government involvement;

•	level of development;

•	growth rate;

•	control of foreign exchange; and

•	allocation of resources.

China’s economy has traditionally been subject to central planning, with a series of economic plans promulgated and implemented by the Chinese government. Over the past 25 years, the Chinese government has been reforming the economic and political systems in China. These reforms have resulted in significant economic and social advancements. Many of these reforms were unprecedented and are expected to continue while political, economic and social factors may also lead to further adjustments to China’s reform measures. These reforms and adjustments may not always have a positive effect on our operations. Accordingly, we cannot assure you that our performance and profitability will not be adversely affected from these measures. In addition, there is no assurance that the Chinese government will continue to pursue economic liberalization and other reforms.

Macroeconomic measures taken by the Chinese government may cause the Chinese economy to slow down.

In response to concerns relating to China’s high rate of growth in industrial production, bank credit, fixed investment and money supply and growing inflationary pressures, the Chinese government has taken measures to slow economic growth to a more manageable level. Among the measures that the Chinese government has taken are restrictions on bank loans in certain sectors and the increase of interest rates. We cannot assure you that those measures will not result in a slowdown in economic growth and hence a reduction in demand for consumer products in China. These measures and any additional measures could contribute to a slowdown in the Chinese economy and could potentially cause the economy to enter a recession, which could have an adverse impact on demand for a wide range of products in China, including our products.

There are uncertainties regarding interpretation and enforcement of Chinese laws and regulations.

China’s legal system is a civil law system based on statutory law. Prior legal decisions and judgments have little precedential value. China is still in the process of developing a comprehensive statutory framework and its legal system is still considered to be underdeveloped in comparison with the legal systems in some western countries. Since 1979, the Chinese government has formulated and enacted a large number of laws and regulations governing economic matters, securities activities and foreign investments.

Despite significant development in its legal system, China does not have a comprehensive system of laws. The interpretation of Chinese law by courts and tribunals may be inconsistent and influenced by government policies and other considerations. In addition, the enforcement of existing laws and regulations can be uncertain and unpredictable. Judgments and arbitration rulings may be unenforceable. The promulgation of new laws, changes to existing laws and inconsistent interpretation of laws could have a negative impact on our business.

A majority of our officers and directors, and substantially all of our assets, are located in China, thus it may be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets.

Because our sole executive officer and director is a Chinese citizen it may be difficult, if not impossible, to acquire jurisdiction over him in the event a lawsuit is initiated against us or our officer and director by a stockholder or group of stockholders in the United States. We anticipate that our future officers and directors will also be Chinese citizens. Because the majority of our assets are located in China, it would also be extremely difficult to access those assets to satisfy an award entered against us in U.S. court.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Since almost all of our future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the existing foreign exchange regulations allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

Risks Related to our Common Stock

Shares of our common stock which are eligible for immediate sale by our stockholders may decrease the market price of our common stock.

We had 17,080,000 shares outstanding as of March 22, 2006, including approximately 230,000 shares which are free trading and may be sold immediately by our stockholders and 5,664,833 shares which are covered under a registration statement which we have filed with the SEC. If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by our sole executive officer and director and his family may dissuade new investors from purchasing our securities which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of March 22, 2006, Mr. Song, our sole officer and director, owned 29.8% of our outstanding common stock, and members of his family owned an additional 20.3% of our common stock. As a result, Mr. Song has the ability to exert substantial influence or absolute control over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. For example, Mr. Song could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

Our common stock price has been volatile, and you may not be able to sell your shares at or above the price that you pay for the shares.

Our common stock is currently quoted on the OTC Bulletin Board. Securities quoted on the OTC Bulletin Board tend to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

•	the lack of readily available price quotations;

•	the absence of consistent administrative supervision of "bid" and "ask" quotations;

•	lower trading volume; and

•	market conditions.

The price of our common stock has historically been volatile and our investors experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned.

Because our common stock will be classified as penny stock, trading will be limited and our stock price could decline.

Because our common stock will fall under the SEC definition of “penny stock”, we expect trading in our common stock, if any, to be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

Rules promulgated by the SEC under Section 15(g) of the U.S. Securities Exchange Act of 1934, or Exchange Act, require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents, including:

•	a standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

•	all compensation received by the broker-dealer in connection with the transaction;

•	current quotation prices and other relevant market data; and

•	monthly account statements reflecting the fair market value of the securities.

In addition, these rules require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

Our preferred stock may make a third-party acquisition of our company more difficult which in turn would make a purchase of our shares less desirable, thereby potentially reducing our stock price or the liquidity of our shares.

Our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock having such rights as may be designated by our board of directors, without stockholder approval. However, pursuant to the terms of the Investors’ Rights Agreement we entered into in connection with the share exchange, we are restricted from issuing preferred stock for a period of two years from the date of such agreement without first obtaining the approval of the holders of at least 75% of our outstanding shares of common stock. The issuance of preferred stock could inhibit a change in our control by making it more difficult to acquire the majority of our voting stock and thereby making the purchase of our shares by new investors less likely. A lesser interest in the purchase of our shares could reduce our market price or make it more difficult for stockholders to sell their shares. No shares of preferred stock are currently outstanding.

We do not anticipate paying dividends.

We do not anticipate paying dividends in the foreseeable future. Also, pursuant to the terms of the Investors’ Rights Agreement we entered into in connection with the share exchange, we are restricted from authorizing the payment of dividends for a period of two years from the date of such agreement without the approval of the holders of at least 75% of our outstanding shares of common stock. Any dividends which we may pay in the future will be at the discretion of our board of directors and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. For the foreseeable future, we anticipate that we will retain any earnings which we may generate from our operations to finance and develop our growth.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures are effective to assure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management to allow timely decisions regarding disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * *

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA-BIOTICS, INC.
(Registrant)

Date: April 14, 2006	By:	/s/ Song Jinan
Song, Chief Executive Officer, Chief Financial Officer, Controller, Director and Secretary