Form 10KSB
period 2006-03-31
CHINA-BIOTICS, INC
filed 2006-06-30
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

China-Biotics, Inc.
(Name of small business issuer in its charter)

DELAWARE	333-110733	98-0393071
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

No. 999 Ningqiao Road
Jinqiao Export Processing Zone
Pudong, Shanghai 201206
People’s Republic of China
Telephone number: (86 21) 5834 9748
(Address and telephone number of principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☑ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Revenues of the registrant for its fiscal year ended March 31, 2006 were $21,862,385.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $48,153,312 as of June 14, 2006.

The number of shares outstanding of registrant’s common stock as of June 14, 2006 was 17,080,000.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

PART I

The information in this document contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend, ” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology. You should not rely on forward-looking statements as predictions of future events or results. Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions, risks and uncertainties and other factors which could cause actual events or results to be materially different from those expressed or implied in the forward-looking statements.

In evaluating these statements, you should consider various factors, including the risks described under “Risk Factors” and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this document, except as required by applicable law.

ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

In this document, references to the “company,” “we,” “us” and “our” refer to China-Biotics, Inc. and our predecessors and subsidiaries, unless the context otherwise requires.

History

We were incorporated under the name Otish Resources, Inc. in Delaware in February 2003.  Prior to March 2006 we were a mineral exploration stage company specializing in acquiring and consolidating mineral properties with potential for commercial ore bodies. Although we conducted some preliminary exploration work with respect to our mineral properties, we never achieved full operations with respect to our mineral properties.

On March 22, 2006, we entered into and completed a securities exchange agreement with Sinosmart Group Inc., or SGI, and the SGI shareholders pursuant to which the SGI shareholders transferred all of the equity securities of SGI to us in exchange for the issuance of shares of our common stock. At the closing of the share exchange, we issued to the SGI shareholders an aggregate of 15,980,000 shares of our common stock in exchange for their shares of SGI, and SGI became our wholly-owned subsidiary. SGI owns all of the equity securities of Shanghai Shining Biotechnology Co. Ltd., or Shining. In connection with the share exchange, the following also occurred:

•
On March 22, 2006, immediately prior to the share exchange, SGI issued 2,858 ordinary shares in a private placement for an aggregate consideration of $5,067,700, which we refer to as the private placement. Each of these investors subsequently exchanged these shares for an aggregate of 1,870,000 shares of our common stock in the share exchange. Pursuant to the terms of an escrow agreement entered into in connection with the private placement, $5,064,842 of the consideration was deposited with an escrow agent pursuant to an agreement with the investors in the private placement to ensure that the money would be used for certain purposes. Under the terms of the escrow agreement, $5,000 was released to Stan Ford pursuant to the closing of the transaction described in the third bullet below and $4,222,142 was released upon our initial filing of a registration statement relating to the resale of shares of common stock by certain of our shareholders. In addition, $750,000 is to be released from time to time to cover certain marketing and executive officer search expenses. The marketing expenses that are covered include payment for the creation of website, the publication of company newsletters, the procurement of independent research coverage, and the preparation of press releases and presentations. The executive officer search expenses primarily cover payments to consultants and search firms for the recruitment of senior management, such as a chief financial officer, and may also cover the appointment of independent directors, if applicable. The remainder of the escrowed amount was released to Chinamerica Fund, L.P., one of our shareholders, as reimbursement for its expenses incurred in connection with the private placement and share exchange, including expenses incurred in assisting SGI and its counsel in the diligence process and preparing and reviewing documents related to the transactions. Any amounts remaining in the escrow account on March 22, 2007 will automatically be released to us.

2

•
On March 21, 2006 we filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, which, among other things, changed our name to “China-Biotics, Inc.” and provided that our common stock, which had previously been divided into Class A and Class B common stock (of which no Class B common stock was outstanding), would become one class of common stock. On March 22, 2006, immediately after the share exchange, our Board of Directors adopted amended and restated bylaws.

•
On March 22, 2006, immediately prior to the share exchange, we entered into an agreement with Stan Ford, our then-current director, President, Secretary and Treasurer and majority stockholder, pursuant to which we agreed to transfer to Mr. Ford all of the 726 shares of stock of Diadem Resources, Ltd. we owned, valued at $5,363, for $5,000 in cash in exchange for the assumption by Mr. Ford of any and all liabilities associated therewith and the redemption of the 20,000,000 shares of our common stock owned by Mr. Ford. The Stan Ford Transaction was consummated immediately after the share exchange on March 22, 2006. We are currently holding the 20,000,000 shares in treasury pending cancellation.

•	At the closing of the share exchange, we entered into the following agreements with certain of our stockholders:

•
an Investors’ Rights Agreement with the private placement investors pursuant to which we may not to take certain corporate actions without the approval of holders of at least 75% of the then outstanding shares of common stock. In addition, we granted the private placement investors a right of first offer with respect to any shares of capital stock we sell at a per share price below the then current market price. The restrictive covenants and the right of first offer will expire after two years from the date of the agreement unless sooner terminated pursuant to the terms thereof.

•
Lockup Agreements pursuant to which such stockholders generally may not sell, transfer or otherwise dispose of a portion of their shares for a period of one year without the permission of us and Chinamerica Fund, L.P., one of our stockholders.

•
a Registration Rights Agreement pursuant to which we are obligated to file a registration statement on Form SB-2 as soon as practical, and in any event on or before April 7, 2006 to register the resale of certain registrable securities by such stockholders. We filed this registration statement on March 24, 2006.

•
a Put Agreement pursuant to which we were obligated to purchase the shares that the Private Placement Investors received in the share exchange if we failed to file a registration statement covering the resale of shares of common stock by certain of our shareholders by April 14, 2006. We filed this registration statement on March 24, 2006.

•
At or prior to the closing of the share exchange, our officers and directors resigned and were replaced by Song Jinan as our sole director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary.

Immediately prior to the completion of the share exchange, Stan Ford, our then-current director, President, Secretary and Treasurer, beneficially owned 94.8% of our common stock. Upon the completion of the share exchange, private placement and Stan Ford Transaction, the former SGI shareholders and their designees collectively owned 98.7% of our common stock, Song Jinan, our sole director and President, owned 29.8% of our common stock and members of his family owned an additional 20.3% of our common stock.

In February 2006, in anticipation of a potential business combination transaction, we purchased 1 million shares of our common stock from one of our directors, Fred Cooper, for $750.

SGI was incorporated in the British Virgin Islands on February 13, 2004. On August 11, 2005, SGI entered into an agreement to acquire 100% of the equity of Shining for a total cash consideration of $2.27 million (RMB 18.35 million) from the former majority shareholders of SGI and a third party. These former majority shareholders acquired new shares issued by SGI in October 2005, and re-established a majority ownership in SGI. On August 19, 2005, SGI received approval from the Economic and Trade Bureau of the Pudong New District, Shanghai, China, for this acquisition. This transaction has been accounted for as a recapitalization of SGI with no adjustment to the historical basis of the assets and liabilities of Shining and the operations were consolidated as though the transaction occurred as of the beginning of the first accounting period presented in the financial statements appearing elsewhere in this document.

Shining was established as a domestic limited liability company on August 20, 1999 upon the issuing of a license by the Administration for Industry and Commerce of the Pudong New District in Shanghai, China. In 2002, Shining was changed to a joint-stock company. Upon SGI’s acquisition of 100% of the equity of Shining in August 2005, approval was granted by the Pudong New District Government and the Economic and Trade Bureau of the Pudong New District for Shining to become a Wholly Foreign Owned Enterprise.

On December 9, 2005, SGI incorporated a wholly-owned subsidiary, Growing State Limited, in accordance with the laws of the British Virgin Islands.

Current Operations

Overview

We are engaged in the research, development, production, marketing and distribution of probiotics products, which are products that contain live microbial food supplements which beneficially affect the host by improving its intestinal microbial balance.

Our first product, Shining Essence, was approved by the Chinese Ministry of Health for production and to market as a health product in August 2000. We launched Shining Essence in Shanghai in April 2001, and it is currently our best-selling product, representing approximately 68% of our total sales for the year ended March 31, 2006. The Health Food Association of China named Shining Essence as the best selling liver health product in 2001.

From October to December 2001, we obtained three patents for our production process, packaging design and packing equipment design. We applied those technologies in manufacturing process of all products under the “Shining” brand. In June 2004, we submitted an application for registration of a patent regarding the production of one of our products to the Intellectual Property Bureau of China.

In February 2002, we obtained the certifications below from TÜV Rheinland/Berlin-Brandenburg Group of Companies. Management believes that our Shanghai production plant was the first and the only production plant in China for probiotics that obtained all four certifications.

•
ISO 9001. We obtained ISO 9001:2000 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product, which expires in January 2007. According to the American National Standards Institute, ISO 9001:2000 specifies requirements for a quality management system where an organization needs to demonstrate its ability to consistently provide product that meets customer and applicable regulatory requirements, and aims to enhance customer satisfaction through the effective application of the system, including processes for continual improvement of the system and the assurance of conformity to customer and applicable regulatory requirements. All requirements of this international standard are generic and are intended to be applicable to all organizations, regardless of type, size and product provided.

4

•
ISO 14001. We obtained ISO 14001:1996 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product, which expires in February 2007. According to the American National Standards Institute, ISO 14001:2004 specifies requirements for an environmental management system to enable an organization to develop and implement a policy and objectives which take into account legal requirements and other requirements to which the organization subscribes, and information about significant environmental aspects. It applies to those environmental aspects that the organization identifies as those which it can control and influence. It does not itself state specific environmental performance criteria.

•
OHSAS 18001. We obtained OHSAS 18001:1999 certification from TÜV Hong Kong Ltd in respect of our production process for our Shining Essence product, which expires in March 2007. The term “OHSAS” refers to Occupational Health and Safety Assessment Series. According to BSI Management Systems - Asia, this certification relates to an entity’s occupational health and safety management systems that enable organizations to control its occupational health and safety risks and improve performance. It does not state specific occupational health and safety performance criteria, nor does it give detailed specifications for the design of a management system. OHSAS 18001 is an assessment specification developed in response to the need for companies to meet their health and safety obligations in an efficient manner.

•
HACCP. We obtained HACCP DS 3027 E:1997 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product, which expires in July 2007. The term “HACCP” stands for Hazard Analysis Critical Control Point. The HACCP DS 3027 E:1997 standard was developed to ensure food safety among food manufacturers and their suppliers in Denmark.

Products

We currently manufacture and sell several health supplements under the “Shining” brand in the Shanghai area. All of these products have been approved by the Ministry of Health in China and their effectiveness has been tested by the Shanghai Preventive Medicine Research Institute. While management believes these products to be effective, their effectiveness has not been conclusively established.

Our four major products are:

•
Shining Essence - Composed of lactobacillus acidophilus and bifidobacterium bifidum, aimed at balancing the microecology of the digestive system, enhancing intestinal health and protecting and strengthening liver function;

•	Shining Signal - Composed of monascus rice and lactobacillus acidophilus, focused on reducing high blood pressure, high blood sugar level and hyperlipidemia;

•	Shining Golden Shield - Composed of bifidobacterium adolescentis and lentinusedodes, focused on enhancing the body’s immune system; and

•	Shining Energy - Composed of Vitamin C, L. Arginine, and other amino acids, aimed at promoting the development of brain cells and enhancing alertness and energy.

In addition, in March 2006, we opened our first pilot retail store in Shanghai and launched the following products in the market:

•
Shining Beauty Essence - Composed of soy bean isoflavones and pueraria lobata p extracts, aimed at increasing bone mineral density of elderly people and reducing negative health effects associated with the aging process;

•	Shining Companion Bifidus Factor Granule - Composed of bifidus, focused on enhancing the growth of bifidus in the human body and enhancing intestinal health;

•	Shining Stomach Protection Capsules - Composed of lactobacillus acidophilus, aimed at protecting stomach walls and improving the digestive system; and

•	Shining Sicanel Capsules - Composed of lactobacillus acidophilus, focused on reducing hyperlipidemia, or excess levels of fats in the blood; and

•	Shining Golden Shield (kid’s version) - Composed of bifidobacterium adolescentis and lentinusedodes, focused on enhancing the body’s immune system.

We plan to continue to develop new products to strengthen our product pipeline so that we may offer an array of products for sale in the market.

Business prospects

Leveraging on what our management believes are our technical competence, cost efficiencies and highly recognized brand, our management expects to achieve significant growth through:

•
the introduction of bulk additives products - We believe we are poised to achieve first-mover advantage into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production by the end of December 2007. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 ton probiotics per annum, will cost $16 million, $13 million of which is expected to be paid in the fiscal year ending March 31, 2007 and the balance by the end of  2007. Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility, and may increase the overall project costs to an estimated $30 million. The construction cost of the plant will be funded by cash at hand and ongoing cash inflow from operations. Management believes that when completed, this new production plant may be the only probiotics plant in China that will be able to meet the demands for the domestic bulk additive market;

•
the geographical expansion of its retail sales through direct sales and traditional sales channels - We intend to expand the sale of our products to the other metropolitan cities in China through a combination of the traditional distribution channels and dedicated Shining stores. We opened our first store in Shanghai in March 2006, and plan to open additional Shining stores in Beijing, Shanghai, Jiangsu, Zhejiang, Shenyang, Harbin and Heilongjiang. We intend to open over 300 owned stores over the next two years; and

•
the development of new products - We plan to continue to develop new products aimed at improving the general health conditions of humans, enhancing their immune system and reducing health problems. We are also in the process of developing new products to strengthen our product pipeline so that we may offer an array of products for sale in the Shining stores.

Industry overview and market condition

Probiotics

We manufacture and sell priobiotics. Most probiotics are bacteria based and naturally exist in the human body in the lower intestinal tract. According to an article by Dr. Lori Kopp-Hoolihan in an article in The Journal of The American Dietetic Association published in February 2001, the beneficial effects of probiotic consumption can include: improvement of intestinal tract health, enhancement of the immune system, synthesized and enhanced bioavailability of nutrients, reduction of symptoms of lactose intolerance, decreased prevalence of allergy in susceptible individuals and reduction of risks of certain cancers. The introduction of “helpful” bacteria and other organisms may aid in preventative fights against infection and improve digestion, especially with respect to dairy products.

Probiotics generally have a very short life-span. Water, acid and oxygen are harmful to probiotics and most die or cease to function after a short period of time after extraction from the source. A reduction of these naturally-occurring organisms due to poor eating habits, stress, or the use of antibiotic drugs or other factors may disrupt the natural equilibrium of the body and could lead to a variety of abdominal ailments and an overall decrease in the function of the immune system. Researchers are also studying potential links between low probiotics microbial levels and hypertension, certain types of cancer, high cholesterol, and allergies.

China market

China has very limited capacity to produce probiotics. The markets for probiotics and functional foods in China are both at an infancy stage. We believe that China lacks manufacturing capabilities of bulk additives in a scale necessary to support the functional foods industry. This has forced processed food producers to either import most of their probiotics or produce finished products abroad and re-import the final product. We believe this creates significant inefficiencies in both cost and probiotics efficacy, as some bacteria die during transport. Our management estimates the current domestic market for bulk additives in China to be 100 tons a year, growing to exceed 800 tons a year by 2008.

Demands for functional food products are expected to grow significantly. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and dietary supplements to increase. Pacific Bridge Medical, a leading Asia medical consulting firm dedicated to assisting companies with regulatory affairs and business development in Asia since 1988, estimates that the functional foods market will grow to over $9.7 billion by 2010. These growth rates are further bolstered by the stated commitment of the Chinese government to reduce the use of antibiotics and promote the use of probiotics and other preventative measures.

Curtailment of the use of antibiotics may stimulate demand for probiotics. China has the highest per capita consumption of antibiotics in the world. In 2000, the World Health Organization cautioned that “superdiseases” are being created by the overuse of antibiotics. In order to stem the tide of these drug resistant strains, many nations have taken steps to limit the use of antibiotic drugs. In July 2004, the Chinese government took an active role in the fight against the overuse of antibiotics by requiring prescriptions for these drugs. To further reduce the use of antibiotics, the Chinese government has slashed the retail price of antibiotics by 60%, so that it is no longer profitable for a large number of antibiotics manufacturers to continue to manufacture such products. This resulted in a marked increase in the use of other products to not only treat existing infections but prevent infections from occurring. Recognizing the effectiveness of probiotics additives in preventing infection, the Chinese Government has also begun actively encouraging the fortification of certain foods with probiotics.

Demand for dairy product additives is expected to increase significantly. The demand for functional foods and foods that use probiotic supplements is growing at a significant rate. According to AC Nielsen, yogurt and yogurt drinks are the fastest growing products in the food products segment in China, with sales increasing by 38% in 2004 alone. Sales of infant formula grew 23% in the same year. These trends appear to be continuing, with Rabobank Groep, the world’s largest lender to farmers, estimating growth in the Chinese dairy market of 14% per year through the end of the decade. Moreover, it is expected that the Chinese Ministry of Health will make it mandatory for baby milk powders sold in China to contain live bacteria. These factors translate into significant growth in demands in China for live bacteria as food addictives.

Business strategies

Leveraging on what our management believes are our technical competence, cost efficiencies and highly recognized brand, our management expects to achieve significant growth through:

•	the introduction of bulk additives products;

•	the geographic expansion of our retail sales through direct sales and traditional sales channels; and

•	the development of new products.

Bulk market

We believe we are poised to achieve first-mover advantage into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production by the end of December 2007. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 ton probiotics per annum, will cost $16 million, $13 million of which is expected to be paid in the fiscal year ending March 31, 2007 and the balance by the end of 2007. Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility, and may increase the overall project costs to an estimated $30 million. The construction cost of the plant will be funded by cash at hand and ongoing cash inflow from operations. Management believes that there are currently no manufacturers capable of providing probiotics to be used as additives in China. Most probiotics used for the manufacture of yogurt, milk powder products and food preservatives are currently imported. However, we believe imported probiotics are significantly more expensive and are of lower quality as most bacteria die during transport. In addition to the existing demands for probiotics, it is expected that in the near future, the Chinese Ministry of Health will require all baby milk formula to contain probiotics. Management believes that when completed, this new production plant may be the only probiotics plant in China that will be able to meet the demands for the domestic bulk additive market.

Geographic expansion and direct sales

We have historically sold our products solely in Greater Shanghai through distributors. Over the past five years, we believe we have firmly established ourselves in Shanghai as the leading supplier and manufacturer of probiotics products. We now intend to expand the sale of our products to the other metropolitan cities in China through a combination of the traditional distribution channels and dedicated Shining stores. In March 2006, we opened the first Shining store in Shanghai. We plan to open Shining additional stores in Shanghai, as well as stores in Beijing, Jiangsu, Zhejiang, Shenyang, Harbin and Heilongjiang, in the near future. We intend to open over 300 stores over the next two years. The costs for business expansion will be financed by our internal working capital.

Introduction of new products

In March 2006, in connection with the opening of our first Shining store, we launched several new products under the Shining brand. We currently have regulatory approval to produce eight products that can be marketed under the Shining brand. We plan to continue to develop new products to strengthen our product pipeline so that we may offer an array of products for sale in the Shining stores.

Our Business Prospects

Growth potential from geographic expansion leveraging on the Shining brand.

We have experienced rapid sales growth of our products through retail sales in the Greater Shanghai area under our “Shining” brand. Management believes that the “Shining” brand is one of the most recognized health supplement brands in Shanghai. We plan to expand the sales of our retail products to the other major metropolitan cities in China such as Beijing, Shanghai, Jiangsu, Zhejiang, Shenyang, Harbin and Heilongjiang. Given our high gross margin and low overhead structure, management anticipates that distribution in these areas could be profitable, assuming there is sufficient demand. Expansion of retail sales is also a key component of the marketing of our food additives. We intend to co-brand with food producers allowing consumers to identify food products that use our additives as high quality and beneficial. We are currently exploring the possibility of attaching our “Shining” logo to the packing of products manufactured by food producers which contain probiotics additives supplied by us. We have not entered into, and do not plan to enter into, any definitive agreements with food producers until the commencement of operation of the new production facility.

Significant potential from the new bulk business (yogurt).

Live bacteria are essential to the formulation of yogurt and yogurt -based drinks. Yogurt and yogurt drinks were the fastest growing food product segments in China in 2004 according to AC Nielsen. Our management believes that there are currently no manufacturing facilities in China that are capable of producing high quality probiotics food additives for yogurt and yogurt drinks. As a result, yogurt producers in China currently import most of their probiotics additives. We believe that importation of probiotics is costly and a portion of the effective ingredient (bacteria) dies during transportation. Our new plant is intended for bulk manufacturing of probiotics for use as food additives for foods such as yogurt and yogurt drinks. Management believes that when completed, this plant may be the only probiotics plant in China that will be able to meet the demands and standards for the bulk additive market.

Significant potential from the new bulk business (milk powder).

Manufacturers have begun to add probiotics to infant formula and milk powders to facilitate and improve digestion and absorption as well as strengthening the immune system of infants. Currently, infant formula made in China by some multinational companies such as Nestle and Mead Johnson already use imported probiotics produced by Rodia SA and Chr. Hansen and other producers in their products. Our management expects that the Chinese Ministry of Health will make it mandatory for infant formula sold in China to contain probiotics. Currently, management believes there is no manufacturing facility in China that can meet the demand for probiotics if this requirement was imposed. Once our new plant is operating, we believe we will be well positioned to capture this significant new demand for probiotics.

Advanced technology provides significant competitive cost.

We believe that a key driver of our success is our proprietary manufacturing processes. Management believes that the quantity of active ingredient (live bacteria) produced using our patented manufacturing process is many times that of our competitors but at much lower costs. As a result, we have realized an average gross margin of 70% over the past two years.

Advanced technology provides product quality advantages.

We believe our proprietary production technology gives us a significant advantage over our competitors in three respects:

•
Product shelf life - Our proprietary technology helps to protect the live bacteria in probiotics and allows a survival rate of 70% two years after manufacture. Management believes this longevity rate is the highest among all biogen manufacturers in China.

•	Concentration - The concentration of active ingredients we produce is over 100 times that of the minimum governmental standards in China.

•	Human compatibility - The probiotics we produce originate from organisms cultured from human sources, reducing the risk that the active ingredients will be rejected by the human body.

Strong revenue and profit growth.

Our probiotics products have generated strong sales and profit growth during the past two years, and have generated sufficient cash flow to finance our operations. Sales of our probiotics products increased 52.6% to $22 million in fiscal year 2006 from $14.4 million in fiscal year 2005. Similarly, income before taxes increased from $8.0 million in fiscal year 2005 to $12.3 million in fiscal year 2006.

Production

We use microecology technologies to produce the live bacteria which are the active ingredients of our probiotics. We use a multi-stage fermentation process under a strictly controlled environment using our proprietary technology. Solid bacteria are then extracted and stored using controlled freeze drying methods. Prior to sale to our customers, we transform the solid bacteria into capsule form and place it in sealed double aluminum packaging using our patented equipment.

We have registered the following patents in China:

•	High Quality Microecologics and Microencapsulation Technology (patent registration number ZL 01 1 09063.4), which increases the vitality rate, maintaining large quantities of active bacterium;

•
Nutrition Gas Injection Capability and Double Aluminum Packaging Machine (patent registration number ZL 01 2 04515.2), which enables the probiotics bacterium to retain their vitality for two years and better resist gastric acid; and

•	Packaging for Shining Essence (patent registration number ZL 01 3 01526.5).

In June 2004, we submitted an application for registration of a patent regarding the production of one of our products to the Intellectual Property Bureau of China.

Our management believes that we enjoy the following competitive advantages in utilizing such microecologics technology in our production process:

•
We use advanced fermentation, bacteria extraction and microencapsulation technology to produce our products. Management believes that the output of products from our production process is many times that of our competitors thereby giving us a significant cost advantage.

•
Since probiotics are phobic to water, acid and oxygen, their life span is extremely short. We use technology that significantly extends the survival rate of the bacteria and, as a result, our products have a survival rate of two years from manufacturing at room temperature, which our management believes is the highest among other similar products in our market.

•
According to rules governing live bacteria products in China which took effect in 2001, such products need to maintain out concentrations of live bacteria at a level of 106 /g within their stated effective period. Our products maintain a 108 /g concentration of live bacteria during their stated effective period, which the management believes is highest in the industry. This concentration level is also over 200 times higher than the current commonly accepted international standard.

•
Most probiotic producers extract their bacteria base from animals. The probiotics we produce originate from organisms cultured from human sources to reduce the risk that the active ingredients will be rejected by the human body.

Distribution

We currently sell our products in the greater Shanghai area, mainly to large distributors who then sell them through their networks to supermarkets, hypermarkets, such as Wal-Mart, and drug stores. As of March 31, 2006, we had 11 distributors located in Shanghai, Jiangxu and Zhejiang. In March 2006, we opened our first Shining store in Shanghai in connection with our plan to market our retail products through company-owned and franchised Shining brand stores. We intend to open over 300 additional stores over the next two years. We have been hiring consultants who have many years of experience in the direct selling industry to facilitate the development of new Shining brand stores. We also plan to create a “Community Network” through which we will continuously provide training and seminars to educate the public about becoming more health conscious and about the benefits of probiotics and the Shining products. We believe that this approach has many advantages:

•
The promotion and sale of probiotics products has historically been most effective through word-of-mouth marketing. We believe that the use of Community Network will provide an additional channel to educate the public about the benefits of probiotics and to provide advice on health related matters.

•
We believe that the use of Community Network to market and sell our products will be cost effective compared with the traditional advertising and selling through distributors, and that it should increase our profit margin.

•
We believe that Community Network will attract a group of health conscious individuals in the community who can share health and product related experiences. This is expected to enhance customer loyalty and encourage recurring sales.

•	We expect that each Shining store will employ a combination of employees and agents. The agents will be remunerated mainly on a commission basis, which will minimize our fixed overhead costs.

•
We believe that the Shining brand stores and Community Network will increase brand awareness within the community, which will facilitate the marketing of bulk additives products using the Shining brand.

Customers

We have two different types of customers, consumers and food product manufacturers. Food product manufacturers include yogurt and milk powder producers and animal feed manufacturers. Consumers are primarily individuals in major metropolitan areas who are middle aged or above having middle to higher income levels. These individuals are becoming increasingly health-conscious and as their income levels increase, they spend more on health related products such as probiotic products. We have historically reached consumers by selling our products to large distributors, who then sell them through their networks to supermarkets, hypermarkets, such as Wal-Mart, and drug stores, where they are purchased by consumers.  In March 2006, we opened our first Shining store in Shanghai in connection with our plan to market our retail products through company-owned and franchised Shining brand stores. We intend to open over 300 additional stores over the next two years.

As of March 31, 2006, we had 11 distributors located in Shanghai, Jiangxu and Zhejiang.

Marketing and Advertising

We promote our products through the media by placing advertisements in newspapers and magazines and on television in China. From time to time, we also sponsor charitable events to increase public awareness of the benefits of our health products.

Competition

The dietary supplement market in China is highly fragmented, with many competitors. Many manufacturers are local or regional. Management believes that although there are currently over ten microecologics product producers in China, most of them lack substantial product development skills and research capability. We believe that we produce superior products, and that the probiotics contents in our competitors’ products are not clearly stated on the product labels and contain an uncertain quantity of active probiotics bacterium.

In connection with our manufacturing operations, we extract probiotics bacterium from organisms cultured from human sources to reduce the risk that the active ingredients will be rejected by the human body. Our proprietary technology protects the active ingredients in probiotics (live bacteria) and allows a survival rate of bacteria of 70% two years after manufacture. Management believes this longevity rate is the highest among all manufacturers of probiotics products in China. In addition, the concentration of active ingredients we produce is over 100 times that of the minimum governmental standards in China.

The table below contains a comparison of our microbial technology with that of our competitors. Microbial technology relates to (1) the mass production and use of beneficial microorganisms and its metabolites and (2) the development of methods which prevent damages to industrial products caused by harmful microorganisms. Research in the field of microbial technology generally relates to the study of microorganisms involved in the fermentation, molding and rotting of industrial products, focusing on biological characteristics of the microorganisms and the fermentation process and aimed at maximizing the benefits and minimizing the negative effects. Traditional researches focuses on food production, industrial fermentation and preservatives for industrial products. This technology has developed to a new phase which focuses on fermentation engineering with microorganisms as the main body.

Quantity of active probiotics (cfu/g) that can be maintained
B.bifidum

China -Biotics, Inc.	2 x 10[11]

PRC competitors	3.5 x 10[9]

Japanese competitors	1.0 x 10[10]

The table below compares the vitality and active rate of our probiotics supplements with that of other competitors. The vitality and active rate is the most important factor in determining the nutritional value of lactic acid bacteria contained in our products, which The Institute of Microbiology, Chinese Academy of Sciences has confirmed is beneficial to humans. The vitality rate is a ratio of live probiotics contained in a product—the higher the content of live probiotics in a product, the higher the vitality rate and the higher the nutritional value of the product.

	Vitality and active rate (%)
	8 months from manufacturing	16 months from manufacturing	24 months from manufacturing
China-Biotics, Inc.	85	75	70

PRC competitors	<20	<12	<8

European competitors	71	60	36

Set out below is a comparison of some of the features of our products and similar products:

With reference to guidelines issued by the Ministry of Health in China (1)
Manufacturer /Products	Form of products	Bacteria type	Form of Products	Bacteria Type	Qty of bacteria (>106/g)
China-Biotics, Inc. (Shining Essence)	Capsule	L acidophilus and B. bididum	Recommended	Recommended	100x above standard
Onlly No 1	Liquid	Unknown	Not Recommended	Unknown	Below standard
Salt Water	Liquid	LB9416, bacillus and metabolism	Not Recommended	Not Recommended	Below standard
Pei Fei Kang	Capsule	Lactobacillus, Bifidobacterium, Streptococcus faecalis	Recommended	Not Recommended	Below standard

(1) According to a notice issued by the Chinese Ministry of Health on March 23, 2001 (reference number: Wei Fa Jian Fa (2001) No. 84) regarding live bacteria products in China, which took effect in 2001, these types of products should maintain concentrations of live bacteria at a level of 106/g within their stated effective period. The labels attached to the products indicated as “Not recommended” or “Below standard” in this table indicated concentration levels of live bacteria below this amount.

The competition for bulk additives comes mainly from large overseas producers and food importers that produce their own supplements. Our management believes that we have a significant advantage over these competitors in terms of both cost and quality of product. We are directing efforts toward encouraging customers to switch from imported bacteria to our products as addictives for the production of yogurt, sour milk and other food products.

Research and Development

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research and development into complimentary technology, including genetically engineered drugs, drug delivery solutions and Chinese medicine, in an effort formulate solutions to address specific health problems and expand our product line. We incurred research and development costs of $3,648 in the 2005 fiscal year and no research and development costs in the 2006 fiscal year.

Government Regulation

Food Business

Laws and regulations governing our business include the followings: the Law on the Food Conditions of the PRC promulgated and enforced on October 30, 1995, the Administrative Rules for Healthy Food promulgated by the Ministry of Health, or MOH, on March 15, 1996 and enforced on June 1, 1996, the Notice of Circulating the Appraisal Standard of Fungal and Good-Live-Bacterial Healthy Food  and its appendixes-Appraisal Standard of Fungal and Good-Live-Bacterial Healthy Food, and List of Good-Live-Bacteria Applicable for Healthy Food, which are promulgated by the MOH and enforced on March 23, 2001, and the Administration Rules for the Registration of Healthy Food (experimental) promulgated by the State Food and Drug Administration, or SFDA, on April 30, 2005 and enforced on July 1, 2005.

The previous governing authority of healthy food was the MOH. Since the General Office of the State Council of the PRC promulgated the Regulations on the Internal Organizations and Staff Schedule of the State Food and Drug Administration on April 25, 2003, the responsibility of approving healthy food of MOH has been assigned to the SFDA. The SFDA is a direct subordinate authority under the State Council and its responsibilities are generally supervising the safety control of food, healthy food and cosmetics, and supervising drugs.

Pursuant to the Law on the Food Conditions of the PRC, a food manufacturing or other food-related enterprise may not engage in any food manufacturing or other food-related business until it obtains a Health License issued by the competent health administration. While using a new resource in manufacturing food, before the formal production, the company must apply for an approval in accordance with applicable standard food condition application procedures, and obtain a New Food and Food-used Products Health Approval.

Pursuant to the Administrative Rules for Healthy Food, the MOH applied an approval system for healthy food. Any food claiming to have health care functions was required to be inspected and confirmed by the MOH, which would issue a Certificate of Healthy Food upon a successful inspection. After the Administration Rules for the Registration of Healthy Food were enacted, SFDA will make an integral appraisal and inspection of the safety, effectiveness, quality control and the label and introduction of the healthy food. If permitted, the SFDA will issue an Approval Certificate of Native Healthy Food, which is valid for five years.

Pursuant to the Appraisal Standard of Fungal and Good-Live-Bacterial Healthy Food, an enterprise using good-live-bacteria in manufacturing healthy food must satisfy the following requirements:  form a Good Manufacturing Practice (GMP) and a step-by-step Hazard Analysis Critical Control Point (HACCP) quality control system; possess a pilot scale experiment manufacturing scale (at least 500 cubic liters), and submit its pilot scale experiment products for approval; have special plants or workshop, specific manufacturing equipment and devices, a good-live-bacteria lab, special staffs looking after the bacteria under the supervision of experts with at least middle level expert title, and specific technical rules and procedures. In addition, these Rules require that good-live-bacterial healthy food must maintain its active bacteria population at more than 106 cfu/ml during its storage term.

Pursuant to the List of Good-Live-Bacteria Applicable for Healthy Food, nine good-live-bacteria can be used in healthy food, including Bifidobacterium bifidum, B.infantis, B.longum, B.breve, B.adolescentis, Lactobacillus.bulgaricus, L.acidophilus, L.Casei subsp.casei, and Streptococcus thermophilus.

Intellectual Property

The tables below set forth the trademarks and patents that we have registered in China. The trademarks were granted by the Trademark Office of State Administration of Industry and Commerce of the People’s Republic of China and the patents were granted by the State Intellectual Property Administration Office of the People’s Republic of China. Each of these trademarks and patents is enforceable only within China.

Trademarks

Description	Registration No.	Class	Term
Logo of Shanghai Shining Biotechnology Co. Ltd. and device	1610780	30	July 28, 2001 to July 27, 2011
“Shining”	1675162	30	November 28, 2001 to November 27, 2011
“Shining Essence”	1675163	30	November 28, 2001 to November 27, 2011
Device containing 2 cartoon figures	3304485	30	January 21, 2004 to January 20, 2014

Patents
Type	Patent No	Term
High Quality Microecologics and Microencapsulation Technology	ZL 01 1 09063.4	February 28, 2001 to February 27, 2011
Nutrition Gas Injection Capability and Double Aluminum Packaging Machine	ZL 01 2 04515.2	February 28, 2001 to February 27, 2011
Packaging for Shining Essence	ZL 01 3 01526.5	February 28, 2001 to February 27, 2011

Pursuant to the Patent Law of the PRC and its implementation rules amended on August 25, 2000, Chinese laws protect the following three kinds of patents: patent for invention, patent for utility model and patent for design. The State Bureau of Intellectual Property is responsible for the management of patents in China, accepting and reviewing patent applications and granting patents pursuant to laws and regulations. Any invention or utility model for which patent right may be granted must possess novelty, inventiveness and practical applicability. Any design for which patent right may be granted must neither be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, nor conflict with legal rights of any third party obtained before. The protection period of patent for invention is 20 years and the protection period of patent for utility model or design is 10 years, both calculating from the application date.

Under the Patent Law of the PRC, we may enforce our rights attached to the registered patents against the infringer by applying to the relevant governing authorities for an injunction. We may also apply to the People’s Court for an order of specific performance which prohibits any third parties from using the registered patents. The relevant governing authorities may also impose a fine up to three times the profits made by the infringer from the unauthorized use of the registered patents or a fixed fine up to RMB50,000 for cases which the infringer has not earned any profits from such unauthorized uses.

Pursuant to the Trademark Law of the PRC and its implementation rules amended on October 27, 2001, a registered capital may refer to a trademark registered with the Trademark Bureau, including products, service trademark and collective trademark, attest trademark; the trademark owner shall have exclusive rights of using the trademark, under the protection of laws. The exclusive rights of using the trademark is limited within the registered trademark and the registered products on which the trademark can be used. The Trademark Bureau of the State Administration for Industry and Commerce is responsible for managing the trademark registration and administration throughout the PRC. The protection period of registered trademark is ten years from the registration date.

Taxation and Local Governmental Support

Income tax of a foreign-invested enterprise in China is principally governed by the Law on the Income Tax of Foreign-invested Enterprises and Foreign Enterprises of the PRC and its implementation rules promulgated and enforced on July 1, 1991. Pursuant to those law and regulations, the corporate income tax rate of a foreign-invested enterprise is 30%, and the local income tax rate is 3%. However, foreign-invested enterprises which are located in certain areas or satisfy certain qualifications are entitled to a corporate income tax exemption or deduction. For instance, a manufacturing foreign-invested enterprise established in Pudong District, Shanghai, is entitled to pay its corporate income tax at a reduced tax rate of 15%. In addition, a manufacturing foreign-invested enterprise, with a business term in excess of 10 years, is entitled to a two-year corporate income tax exemption calculating from its first profitable year, and for the following three years, such foreign-invested enterprise is entitled to a half deduction of its applicable corporate income tax rate.

Foreign Exchange

Foreign exchange in China is principally governed by the PRC Foreign Exchange Control Regulations promulgated by the State Council and enforced on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment promulgated by the State Council and enforced on July 1, 1996. Under these regulations, upon payment of the applicable taxes, foreign-invested enterprises may convert the dividends they received in Renminbi into foreign currencies and remit such amounts outside China through their foreign exchange bank accounts.

If a foreign-invested enterprise needs foreign exchange transaction services in relation to the current account item, it may make such payment through its foreign exchange account or make an exchange and payment at one of the designated foreign exchange banks by providing applicable receipts and certificates, and without an approval from the State Administration of Foreign Exchange, or SAFE. If a foreign-invested enterprise distributes dividends to its shareholders, it will be deemed as foreign exchange transaction services in relation to the current account item, therefore, as long as it provides the board resolutions and other documents authorizing the distribution of dividends, it may make such payment through its foreign exchange account or make an exchange and payment at one of the designated foreign exchange banks.

Notwithstanding the above, foreign exchange conversion matters under the capital account item are still subject to regulatory restrictions, and a prior approval from SAFE or its relevant branches is required before conversion between Renminbi and other foreign currencies.

Facilities

We do not own any real estate. We conduct our operations from a leased facility in Pudong, Shanghai. Pursuant to our lease for this facility, which expires on October 19, 2008, we pay annual rent of RMB263,047, payable in monthly installments of RMB21,920. This facility, which includes a level 100,000 clean room and a level 10,000 clean room, houses our office space manufacturing facilities and warehouse. The maximum current production capacity at this location is approximately 3.5 million capsules per month. We have received ISO 9001, ISO 14001, OHSAS 18001 and HACCP certifications for this facility. See “Business—Current Operations—Overview” for further information with respect to these certifications.

We are in the planning stage of the construction of a bulk manufacturing facility that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year based on market demand. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 ton probiotics per annum, will cost $16 million, $13 million of which is expected to be paid in the fiscal year ending March 31, 2007 and the balance by the end of 2007. Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility, and may increase the overall project costs to an estimated $30 million. The construction cost of the plant will be funded by cash at hand and ongoing cash inflow from operations. On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we will construct this plant. The agreement provides for the payment of leasing fees of approximately $2 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. Payment of $2,100,828 will be due immediately before the issuance of approval documents regarding the land by the Qingpu People’s Republic Government. We are in the process of applying for the necessary approval documents and our management believes that we may obtain the approval documents by early 2007. If we fail to timely make this payment, we may be subject to monetary penalties, and the other party will have the right to terminate the agreement if it has not received payment within 30 days of such payment becoming due.

On February 10, 2006 we entered into a three-year lease agreement for our first retail store in Shanghai. We paid a deposit of RMB15,000 under this lease, and are required to remit lease payments once a quarter at a monthly rate of RMB15,000.

Employees

As at March 31, 2006, we had 154 staff and employees. The following table summarizes the functional distribution of our employees:

Department	Headcount
Management and Administrative	9
Sales and Marketing	31
Retail Store	6
Quality Control	4
Logistics	9
Production	77
Finance and Accounting	5
Business Development	13
Total	154

All of these employees were full-time. We do not have any payment obligations for any retirees and are not currently retaining any contractors.

According to Article 10 of the Trade Union Law of the People’s Republic of China, an enterprise, public institution or government organ with 25 or more members must establish a basic-level trade union committee. However, a union is established only if it is voluntarily formed by the employees. We currently do not have a trade union.

Risk Factors

Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks described below together with the financial statements and other information contained in this document.

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

Our revenues primarily depend on sales of one product and a decline in sales of this product could cause our revenues to decrease.

We have derived the majority of our revenue from the sale of our Shining Essence product. Sales of this product represented approximately 68% of our total sales for the year ended March 31, 2006. We expect that Shining Essence will continue to account for a large portion of our revenues for the foreseeable future. Any factors adversely affecting the pricing of, demand for or market acceptance of Shining Essence, including increased competition, could cause our revenues to decline and our business and future operating results to suffer.

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

According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.88 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2006. No provision for the potential tax penalties has been made in our financial statements as our management believes that the possibility of having to pay the penalties is unlikely.

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

Management by a sole officer and director may create corporate governance risks and impede the successful implementation of our growth plans.

Mr. Song, as our sole officer and director, is responsible for all managerial functions and functions of our board of directors. Consequently, there may not be effective oversight and control with respect to corporate governance functions such as the approval of related party transactions, the compensation of the executive officer, the oversight of the accounting function and the segregation of duties. This concentration of management could be disadvantageous to stockholders with interests different from those of Mr. Song. In addition, without a more complete executive management team we may not be able to implement our growth plans, which could adversely affect our results of operations. We currently plan on hiring additional employees to complete our management team, but we cannot assure you that we will be able to successfully locate or hire suitable candidates.

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

The costs of compliance with current or future legislation or regulatory requirements may be significant, and could force us to curtail our operations or otherwise have a material adverse effect on our financial condition, results of operations or cash flows. For example, we have obtained three licenses and permits which are required for us to operate our business in China. Management estimates that the cost of obtaining these licenses and permits was approximately RMB2 million for Shining Essence. If the regulations regarding these licenses and permits is changed, it may be materially burdensome for us to obtain or renew these licenses and permits or they may be otherwise unavailable.

Government regulation of our retail prices and advertising may adversely affect our results of operations.

We are subject to government regulations with respect to the retail prices we charge and our advertising methods. The market retail price of our products is subject to approval from the government pricing division. However, there are no restrictions on the sales price when we sell products to distributors in China. In addition, we are required to obtain approval from Chinese government authorities regarding the contents of advertisements related to our products before they can be published. If the Chinese government may require that we set our retail prices at undesirable prices or significantly limits our ability to advertise our products, it could have a material adverse effect on our results of operations.

We may not be able to obtain regulatory approvals for our products.

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

We had 17,080,000 shares outstanding as of June 14, 2006, including approximately 230,000 shares which are free trading and may be sold immediately by our stockholders and 5,664,833 shares which are subject to a registration statement that we have filed with the SEC but has not yet been declared effective. If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by our sole executive officer and director and his family may dissuade new investors from purchasing our securities which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of June 14, 2006, Mr. Song, our sole officer and director, owned 29.8% of our outstanding common stock, and members of his family owned an additional 20.3% of our common stock. As a result, Mr. Song has the ability to exert substantial influence or absolute control over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. For example, Mr. Song could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

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

Volatility in the price of our common stock may cause it to be classified as penny stock, which will result in limits on trading and our stock price could decline.

Because our common stock price is volatile, it may in the future fall under the SEC definition of “penny stock”. If our common stock is classified as “penny stock”, we expect trading in our common stock, if any, to be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

We have not been involved in any material litigation or claims arising from our ordinary course of business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 20, 2006, the holders of a majority of our shares of common stock executed a written consent approving an Amended and Restated Certificate of Incorporation of the Company and certain transactions in connection with a securities exchange described under “Business—History.”

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the OTC Bulletin Board since August 11, 2005. It is currently quoted under the symbol “CHBT” and, prior to April 4, 2006, was quoted under the symbol “OTRS.”  Quotations for our common stock reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. We have generally had very low trading volume for our common stock. Set forth below is information with respect to the high and low sales prices of our common stock for the periods indicated. There were no reported sales of our common stock on the OTC Bulletin Board prior to November 29, 2005.

Period	High	Low
Quarter Ended December 31, 2005 (1)	$1.01	$1.01
Quarter Ended March 31, 2006	$8.00	$1.01
Quarter Ended June 30, 2006 (through June 27, 2006)	$9.00	$5.00

(1) Consists of one sale on November 29, 2005.

Security Holders

At June 14, 2006 there were 17,080,000 shares our common stock outstanding held by approximately 36 stockholders of record.

Dividend Policy

We have not historically paid any cash dividends and do not intend to pay any dividends in the foreseeable future. We plan to use retained earnings, if any, to finance our growth. Also, pursuant to the terms of the Investors’ Rights Agreement we entered into in connection with the share exchange, we are restricted from authorizing the payment of any dividends for a period of two years from the date of such agreement without the approval of the holders of at least 75% of our outstanding shares of common stock. The declaration and payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our financial condition, capital requirements and restrictions in our financing agreements.

Equity Compensation Plans

We do not have any equity compensation plans. We have not granted any stock options or other equity awards since our inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You are also urged to carefully review and consider our discussions regarding the various factors which affect our business, including the information provided under the caption “Risk Factors.” See the cautionary note regarding forward-looking statements at the beginning of Part I of this Form 10-KSB.

General

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

On March 22, 2006, we entered into and completed a securities exchange transaction with SGI and the shareholders of SGI, pursuant to which the SGI shareholders transferred all of the equity securities of SGI to us in exchange for an aggregate of 15,980,000 shares of our common stock. We refer to this transaction in this Form-10KSB as the share exchange. At the closing of the share exchange, SGI became our wholly-owned subsidiary. Immediately after the share exchange and related transactions described elsewhere in this Form-10KSB, the former SGI shareholders and their designees collectively owned 98.7% of our common stock. As a result of the share exchange, we are no longer a mineral exploration stage company, and SGI’s business operations become our primary operations. We are currently engaged in the research, development, production, marketing and distribution of probiotics products. These products contain live microbial food supplements which beneficially affect the host by improving its intestinal microbial balance. See “Items 1 and 2. Description of Business and Properties”.

We accounted for the share exchange as a recapitalization whereby the historical financial statements and operations of the SGI become our historical financial statements, with no adjustment to the carrying value of the assets and liabilities. Our issued and outstanding common stock immediate prior to the share exchange is accounted for at the net book value at the time of the transaction.

Upon consummation of the share exchange, we changed our fiscal year end from August 31 to March 31 to conform to the year end date of SGI. We filed a quarterly report on Form 10-QSB on April 14, 2006 for quarter ended February 28, 2006. This quarterly report was our last filing under our previous fiscal year end date of August 31, and as a mineral exploration stage company. In our current filings with the SEC, we report our business activities as a manufacturer and distributor of probiotics products based on our new fiscal year end date of March 31. SGI’s historical financial statements become our historical financial statements.

The results of operations related to Otish Resources, Inc., as a mineral exploration stage company, are not material and are therefore not included in the discussion below. Unless otherwise noted, all references to the “company,” “we,” “us” and “our” hereafter in this section refer to the current business of China-Biotics, Inc. and our subsidiaries or the historical business of SGI and its subsidiaries, as applicable.

We use the “Current rate method” to translate the financial statements of SGI from HKD into U.S. Dollars, and to translate the financial statements of Shining and of GSL, both wholly-owned subsidiaries of SGI, from RMB into U.S. Dollars, as required under the Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" issued by the Financial Accounting Standard Board. The assets and liabilities of SGI, Shining and GSL, except for the paid-up capital, are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The paid-up capital is translated at the historical rate. Adjustments resulting from the translation of SGI’s, Shining's and GSL’s balance sheets from HKD and RMB into U.S. Dollars are recorded in shareholders' equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at the historical rates. Due to the use of different rates for translation, the figures in the statement of changes in cash flows may not agree with the differences between the year end balances as shown in the balance sheets.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are only sold in the Greater Shanghai region.

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the year ended March 31, 2006, substantially all our sales revenue comprises amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days’ credits are given to the distributors.

We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we opened our first pilot store in Shanghai in March 2006 and intend to open over 300 stores over the next two years. We expect that our stores will have a combination of full time staff and part time agents who will receive sales commissions. With our direct sales network, we will be selling to the end users, thereby capturing the margin previously made by our distributors and retail outlets. However, with more staff and agents there will be more selling and general and administrative expenses, with the result that we do not expect significant changes to our overall profit margins.

Our management believes that as China becomes more affluent, its citizens are becoming more health conscious. This has led to higher demand for health and functional food such as probiotics and yogurt. In addition, probiotics are increasingly used as additives in the production of infant formula. We expect that it will become mandatory for baby milk powders produced in China to have probiotics. Currently, the probiotics used in China for such purposes are imported. To capitalize on what we believe is a significant opportunity in this area, we have started a plan to construct a plant that will enable us to capture the anticipated demand for food additives. We expect the new plant will commence production by the end of 2007 and start to make significant contribution to our earnings in 2008. The costs for business expansion, expected to be approximately $16 million for the first phase, will be financed by our internal working capital.

Our first product, Shining Essence, which was launched in April 2001, remains our best-selling product. Sales of Shining Essence represented approximately 70% and 68% of our total sales for the years ended March 31, 2005 and 2006, respectively. In addition to Shining Essence, we have successfully created other new products, such as Shining Signal. We plan to continue to develop new products aimed at improving the general health conditions of humans, enhancing their immune system and reducing health problems, and to strengthen our product pipeline. As we release new products in the future, we expect the percentage contribution of Shining Essence to our total sales to decrease. As our products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production.

Our operation is generally not labor-intensive. We employed 154 people as of March 31, 2006. Our general and administrative expenses, comprising mainly of salaries and audit expenses, were $0.8 million for the fiscal year ended March 31, 2006. The construction of our new plant and the creation of the new direct sales network will result in significant increases in our number of employees as we expect to add over 1,000 staff and employees over the next two years. We also intend to recruit senior executives such as CFO to strengthen our management team. However, as wages in China are relatively inexpensive, we expect that labor costs will remain insignificant.

In addition, we engage in selective television advertising and promotional events. Our selling expenses, which comprise mainly advertising expenses, have averaged approximately 11% of our sales.

Our principal operations are in China and we are subject to income taxes and value added taxes under Chinese tax laws and regulations unless there are exemptions. We have made tax payments to the Chinese tax authorities for 2005. We will make tax payments for subsequent periods as appropriate. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future. We have made full provisions in our financial statements for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future. According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. No provision for the potential tax penalties has been made in our financial statements as our management believes that the possibility of having to pay the penalties is unlikely.

Results of Operations for Fiscal Year Ended March 31, 2005 Compared with the Fiscal Year Ended March 31, 2006

Our net income was $8.35 million for the fiscal year ended March 31, 2006, which was 53% above our net income of $5.46 million for the fiscal year ended March 31, 2005. Our growth in net income primarily resulted from growth in our sales volume of our products. Our average product prices did not change materially during fiscal year 2006. Shining Essence continued to be our best selling product , accounting for 68.27% of our sales revenue in fiscal year 2006 (70.46% in fiscal year 2005). The growth rate on this product’s sales volume was 46% in fiscal year 2006 (35% in fiscal year 2005). Growth rates on our three other main products (Shining Signal, Shining Golden Shield and Shining Energy) ranged from 25% to 83%. We launched several new products shortly before the close of fiscal year 2006. These products contributed 0.03% of our sales revenue in fiscal year 2006.

Our results for 2005 and 2006 are summarized below:

	Years ended March 31, 2005		Years ended March 31, 2006
	Amount	% of Net sales	Amount	% of Net sales

Net sales	$14,421,772	100.00%	$21,862,385	100.00%
Cost of sales	(4,419,649)	-30.65%	(6,445,148)	-29.48%
Gross profit	$10,002,123	69.35%	$15,417,237	70.52%
Operating expenses:
Selling expenses	$(1,528,798)	-10.60%	$(2,434,448)	-11.14%
General and administrative expenses	(495,157)	-3.43%	(797,232)	-3.65%
Total operating expenses	$(2,023,955)	-14.03%	$(3,231,680)	-14.78%
Income from operations	$7,978,168	55.32%	$(12,185,557)	55.74%
Other income and expenses:
Other income	$55,192	0.38%	$69,041	0.32%
Other expenses	-	0.00%	(89)	0.00%
Total other income (expenses)	$55,192	0.38%	$68,952	0.32%
Income before taxes	$8,033,360	55.70%	$12,254,509	56.05%
Provision for income taxes	(2,573,950)	-17.85%	(3,900,541)	-17.84%
Net income	$5,459,410	37.86%	$8,353,968	38.21%

Net sales

Net sales in our financial statements are stated at invoiced value less sales tax. Our net sales for the past two fiscal years comprised of the following:

	Year ended March 31,
	2005	2006
Invoiced value on sales	14,498,147	22,157,252
Less : sales tax	(76,375)	(294,867)
	14,421,772	21,862,385

Net sales of $21,862,385  for the fiscal year ended March 31, 2006 were 51.6% above the net sales of $14,421,772 for the fiscal year ended March 31, 2005. The increase was primarily because of increase in sales volume.

The contribution of each product as a percentage of invoiced value on sales for the past two fiscal years was as follows:

	Year ended March 31,
	2005	2006
Shinning Essence Capsules	70.46%	68.27%
Shinning Signal Capsules	12.87%	15.77%
Shinning Golden Shield Capsules	10.80%	9.00%
Shinning Energy Capsules	5.87%	6.93%
Other products	-	0.03%
	100.00%	100.00%

Unit volume and unit prices comparatives (on the invoiced value of sales) for 2005 and 2006 are summarized below:

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2005			2006
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shinning Essence Capsules	35%	11%	46%	46%	0%	46%
Shinning Signal Capsules	31%	17%	48%	82%	1%	83%
Shinning Golden Shield Capsules	32%	17%	49%	26%	-1%	25%
Shinning Energy Capsules	28%	17%	45%	77%	0%	77%
Other products	-	-	-	100%	n/a	100%

Average for all products	33%	13%	46%	52%	0%	52%

Cost of sales

Cost of sales for the fiscal year ended March 31, 2006 was $6,445,148 compared with $4,419,649 for the fiscal year ended March 31, 2005. The increase in cost of sales was primarily because of increase in sales volume. The average unit cost of all products, in fact, decreased despite increases in raw material prices of 4.7% and packaging material prices of 2.3% in fiscal year 2006. The increase in production volume resulted in a much lower overhead on a per unit basis. As a result, the unit cost of our product in fiscal year 2006 was on the average 7% lower than that in fiscal year 2005.

Unit volume and unit costs comparatives for 2005 and 2006 are summarized below:

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2005			2006
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shinning Essence Capsules	35%	-21%	14%	46%	-7%	39%
Shinning Signal Capsules	31%	55%	86%	82%	-2%	80%
Shinning Golden Shield Capsules	32%	60%	92%	26%	-5%	21%
Shinning Energy Capsules	28%	-22%	6%	77%	-1%	76%
Other products	-	-	-	100%	n/a	100%

Average for all products	33%	-2%	31%	52%	-7%	45%

Gross profit

Gross profit increased by $5,415,114 from $10,002,123 for the 2005 fiscal year to $15,417,237 for the 2006 fiscal year. This represents a 54.1% increase, which reflects primarily increases in sales volume.

Selling expenses

Selling expenses were $2,434,448 or 11.14% of net sales for the fiscal year ended March 31, 2006 compared with $1,528,798 or 10.6% of net sales for the fiscal year ended March 31, 2005. The increase was mainly attributable to an increase in advertising expenses, which was the most significant item included in selling expenses. Advertising expenses accounted for 77% of total selling expenses for fiscal year 2006 (74% for fiscal year 2005). The increase in advertising increased the overall sales volume of our products by 52% in fiscal year 2006.

General and administrative expenses

General and administrative expenses were $797,232 or 3.6% of net sales for the fiscal year ended March 31, 2006 compared with $495,157 or 3.4% of net sales for the fiscal year ended March 31, 2005. The increase of $302,075 was primarily because of the legal and other costs (excluding audit fees) totaling $291,452 incurred in connection with the share exchange in March 2006.

Provision for income taxes

Provision for income taxes was $3,900,541 and $2,573,950 for the fiscal year ended March 31, 2006 and 2005, respectively. The increase of $1,326,591 was due to a $628,374 increase in income taxes and a $698,217 increase in tax surcharge. The increase in income taxes was due to higher income before taxes which increased 52.5%. The increase in tax surcharge was because additional time period had lapsed for unpaid taxes relating to Calendar years prior to 2005.

Our principal operations are in China. Business enterprises established in China are subject to income taxes and value added taxes under Chinese tax laws and regulations unless they have exemptions. We have made tax payments to the Chinese tax authorities for 2005. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future.  Accordingly, our financial statements contain full provisions for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future. According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2006. No provision for the potential tax penalties has been made in our financial statements as our management believes that the possibility of having to pay the penalties is unlikely.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For fiscal years 2005 and 2006, we had only one reporting segment—the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers, and no single customer accounted for 10% or more of our total sales.

Liquidity and Capital Resources

We had cash of $19.84 million and working capital of $10.99 million as of March 31, 2006. Cash generated from operations was $6.98 million and $10.47 million for the fiscal years ended March 31, 2006 and 2005, respectively. Cash generated from operations in fiscal year 2006 of $6.98 million was less than the net income of $8.35 million mainly because of additional working capital needs, as reflected by increases in accounts receivable offset by increases in accounts payable, due to increases in business volume.

Prior to fiscal year 2006, we generated more cash flows from operations than the after tax income mainly because we did not have to pay taxes even though we had made full tax provisions. As a result, cash generated from operations in the 2005 fiscal year of $10.47 million was higher than the net income of $5.46 million. In fiscal year 2006, we started to pay taxes and expect that, going forward, cash flows from operations will more closely reflect the after tax income. Detailed discussion on our tax situation in China has been set out elsewhere in this discussion, as well as in the footnotes to financial statements for the fiscal years ended March 31, 2005 and 2006.

Our business is not capital or labor intensive. Typically, 60% of our sales take place in the second half of the fiscal year. Since our customers have historically been large distributors with which we have done business for a number of years, our cash flows from our existing business have been, and we expect them to continue to be, fairly reliable.

We spent $97,560 on fixed assets in fiscal year 2006. $4,350 was used to purchase fixed assets and $93,210 was used to pay for leasehold improvements for stores under renovation. We did not spend any cash for the acquisition of assets in fiscal year 2005.

Our current facility commenced operations in 2000. Despite the increases in sales volume in the last couple of years, we still have spare production capacity. We have started our plan to construct a new plant with an overall project size of $30 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $16 million, $13 million of which is expected to be paid in the fiscal year ending March 31, 2007 and the balance by the end of 2007.  Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility.

We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we opened our first pilot store in Shanghai in March 2006 and intend to open over 300 stores over the next two years at an anticipated cost of approximately $2 million.

We had net cash of $2.44 million generated from financing activities in fiscal year 2006 as compared with a net cash of $6.45 million used in these activities in fiscal year 2005. Details on our financing activities for the past two fiscal years are as follows:

	Years ended March 31,
	2005	2006
	$' Million	$' Million
CASH FLOWS FROM FINANCING ACTIVITIES
Temporary advance from shareholders	3.21	1.50
Repayment on temporary advance from shareholders	(3.21)	(1.50)
Advances to related parties	(1.29)	(1.71)
Cash received on advances to related parties	-	3.35
Proceeds from issuance of common stock	-	5.07
Procceds from issue of convertible bond	-	2.57
Distributions to previous owners of the subsidiary	(5.16)	(6.85)
Payment of liquidating dividends (in form of purchase consideration) to previous owners of the subsidiary in conjunction with acquisition of subsidiary	-	(2.27)
Loan from shareholders	-	2.28
Payment to settle liabilities assumed in connection with reverse acquisition	-	(0.005)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(6.45)	2.44

Shining made advances to its equity holders (whom are referred to as related parties in the summary above) prior to the share exchange under which it became our wholly-owned subsidiary. The total outstanding amount of $3.35 million of advances was fully repaid to us in March 2006, shortly after the share exchange.

In September 2006, SGI issued a Hong Kong Dollar denominated convertible bond to an unrelated third party in the face amount of $2.57 million (HKD20 million). This bond was fully converted into SGI ordinary shares, and then into our common stock in the share exchange. In March 2006, SGI raised $5.07 million from a private placement by issuing new shares to a group of unrelated investors. These SGI shares were exchanged into our common stock in the share exchange. Also in March 2006, certain of our stockholders advanced a cash loan of $2.28 million to us to demonstrate their support for our expansion plan pursuant to the terms for the issuance of the convertible bond. This cash loan is interest free and repayable in March 2007. In conjunction with the share exchange which occurred on March 22, 2006, we acquired 20,000,000 shares of our common stock from Mr. Stan Ford, our former President at a consideration of $5,000 cash and certain securities we had with a market value of $363 (these securities had been fully written off in our books and records in prior year). We paid $5,000 cash to Mr. Ford in late March 2006.

Taking into account our current cash position and our anticipated cash flows from operations, we expect we will be able to meet all our funding needs in the next twelve months, including payments required to settle our contractual obligations and for our construction of our new plant. No assurance, however, can be given that our business plan will succeed. In the event that our business plan does not materialize as predicted, we may need to seek for external financing to fund our expansion plan. There can be no assurance that we will be able to raise needed capital on favorable terms, if at all. In addition, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds.

Inflation

We believe that inflation has not had a material impact on our results of operations for the fiscal years ended March 31, 2005 and 2006.

Seasonality

Typically, 60% of our sales take place in the second half of the fiscal year. We may experience additional seasonal variations in our future revenues and our operating costs due to seasonality, however, we do not believe that these variations will be material.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.
31

Critical Accounting Policies

This discussion relates to our consolidated financial statements for the fiscal years ended March 31, 2005 and 2006. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We also have never situations causing us to caste doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $10,941,595 as of March 31, 2006, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form-10KSB and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

Use of estimates as applied to potential penalties for the late payment of taxes

We have made tax payments to the Chinese tax authorities for 2005. We believe that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future. Accordingly, our financial statements contain full provisions for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future.

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2006. Under the Statements of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, we are required to accrue a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. SFAS defines the levels of probability as to whether or not future events will confirm the existence of a loss as follows: (1) probable - the future event or events are likely to occur, (2) reasonably possible - the chance of the future events occurring is more than remote but less than likely, and (3) remote - the chance of the future event or events occurring is slight. No provision for the potential tax penalties has been made in our financial statements as we believe we did not cause the late payment of taxes, and that the probability of having to pay such late payment penalties is remote. We have reviewed our tax situation up to the date of this Form-10KSB, and concluded that the probability of having us to pay such late payment penalties remains remote pursuant to SFAS No. 5.

Recent Accounting Pronouncements

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

In June 2005, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus to amend EITF No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights”. The EITF agreed to amend the Protective Rights section of this consensus, as well as Example of Exhibit 96-16A, to be consistent with the consensus reached in Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similarly Entity When the Limited Partners Have Certain Rights.” The provisions of this amendment should be applied prospectively to new investments and to investment agreements that are modified after June 29, 2005. We believe the adoption of this pronouncement will not have a material effect on our consolidated financial statements. In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on our consolidated financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the CHINA-BIOTICS, INC. AND SUBSIDIARIES qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. We have not evaluated the impact of this pronouncement on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2005 AND 2006

TABLE OF CONTENT

Report of Independent Registered Certified Public Accounting Firm

Audited Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2005 and 2006

Consolidated Statements of Operations for the years ended March 31, 2005 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2005 and 2006

Consolidated Statements of Cash Flow for the years ended March 31, 2005 and 2006

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of
China-Biotics, Inc.

We have audited the accompanying consolidated balance sheets of China-Biotics, Inc. as of March 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2005 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. The audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China-Biotics, Inc. as of March 31, 2005 and 2006 and the results of its consolidated operations and cash flows for the years ended March 31, 2005 and 2006, in conformity with generally accepted accounting principles in the United States of America.

As described in Note 24, the consolidated financial statements as of March 31, 2005, and for the year then ended have been restated.

BDO McCabe Lo Limited

Hong Kong, June 29, 2006

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amount expressed in US Dollars)

	Note		March 31, 2005	March 31, 2006
ASSETS
Current assets
Cash and cash equivalents			$10,271,503	$19,840,812
Restricted cash	8		-	752,778
Accounts receivable	9		7,019,013	10,941,595
Advances to related parties	21(a	)	1,544,758	-
Inventories	10		442,109	257,584
Prepayment			-	31,200
Travel advances			-	8,972
Other receivables			8,213	-
Total current assets			$19,285,596	$31,832,941
Plant, equipment and leasehold improvements, net	11		1,959,782	1,594,047
Total assets			$21,245,378	$33,426,988
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable			$1,592,016	$1,826,441
Tax payables	12		11,132,621	15,316,318
Loan from stockholders	21(c	)	-	2,290,230
Other payables and accruals			1,421,337	1,656,987
Total current liabilities			$14,145,974	$21,089,976
Commitments and contingencies	20
Stockholders' equity:
Preferred stock	13		$-	$-
Common stock	14		112	1,708
Additional paid-in capital			207,817	7,863,031
Retained earnings			1,594,289	1,379,914
Accumulated other comprehensive
income (loss)			1,251	66,565
Capital and statutory reserves	15		3,025,794	3,025,794
Liquidating dividends	4		2,270,141	-
Total stockholders' equity			$7,099,404	$12,337,012
Total liabilities and stockholders' equity			$21,245,378	$33,426,988

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amount expressed in US Dollars)

		Years ended March 31,
	Note	2005	2006

Net sales (net of sales tax of $76,375 and $294,867 for years ended March 31, 2005 and 2006, respectively)		$14,421,772	$21,862,385
Cost of sales		(4,419,649)	(6,445,148)
Gross profit		$10,002,123	$15,417,237
Operating expenses:
Selling expenses		$(1,528,798)	$(2,434,448)
General and administrative expenses		(495,157)	(797,232)
Total operating expenses		$(2,023,955)	$(3,231,680)
Income from operations		$7,978,168	$12,185,557
Other income and expenses:
Other income		$55,192	$69,041
Other expenses		-	(89)
Total other income (expenses)		$55,192	$68,952
Income before taxes		$8,033,360	$12,254,509
Provision for income taxes	19	(2,573,950)	(3,900,541)
Net income		$5,459,410	$8,353,968

Earnings per share:
Basic and diluted		$4.88	$4.90

Weighted average shares outstanding
Basic and diluted	6	1,118,600	1,705,242

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amount expressed in US Dollars)

	Common Stock		Additional		Accumu-lated Other	Capital &
	Shares	Par value $0.0001	Paid-in Capital	Retained Earnings	Compre-hensive Income	Statutory Reserves	Liquidating Dividends	Total
	(Restated for Recapitalization and Reverse Acquisition - see Notes 4 and 5)

Balance- April 1, 2004	1,118,600	$112	$207,817	$4,204,519	$1,702	$1,411,866	$2,270,141	$8,096,157
Comprehensive income:
Net income	-	-	-	5,459,410	-	-	-	5,459,410
Other comprehensive income :
Foreign currency translation adjustments, net of taxes of $-0-	-	-	-	-	(451)	-	-	(451)
Total comprehensive income								5,458,959
Transfer to capital & statutory reserves	-	-	-	(1,613,928)	-	1,613,928	-	-
Distributions to previous owners of the subsidiary	-	-	-	(6,455,712)	-	-	-	(6,455,712)
Balance- March 31, 2005	1,118,600	$112	$207,817	$1,594,289	$1,251	$3,025,794	$2,270,141	$7,099,404
Comprehensive income:
Net income	-	-	-	8,353,968	-	-	-	8,353,968
Other comprehensive income :
Foreign currency translation adjustments, net of taxes of $-0-	-	-	-	-	65,314	-	-	65,314
Total comprehensive income								8,419,282
Distributions to previous owners of the subsidiary	-	-	-	(8,563,233)	-	-	-	(8,563,233)
Special distribution (in form of purchase consideration) to previous owners of the subsidiary in conjuction with acquisition of this subsidiary	-	-	-	-	-	-	(2,270,141)	(2,270,141)
Issued new shares for cash	10,067,400	1,007	7,993	-	-	-	-	9,000
Issued new shares upon conversion of convertible bond	2,924,000	292	2,579,708	-	-	-	-	2,580,000
Issued new shares for cash under a private placement	1,870,000	187	5,067,513	-	-	-	-	5,067,700
Reverse acquisition transaction:
Assumption of net liabilities	25,481,004	2,548	-	(5,110)	-	-	-	(2,562)
Treasury stock acquired in connection of the reverse acquisition	(24,381,004)	(2,438)	-	-	-	-	-	(2,438)

Balance- March 31, 2006	17,080,000	$1,708	$7,863,031	$1,379,914	$66,565	$3,025,794	$-	$12,337,012

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amount expressed in US Dollars)

	Years ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,459,410	$8,353,968
Adjustment for:
Depreciation	509,232	516,217
(Increase)/Decrease in restricted cash	-	(752,778)
(Increase)/Decrease in accounts receivable	(353,942)	(3,684,694)
(Increase)/Decrease in inventories	(95,555)	195,360
(Increase)/Decrease in prepayment	-	(31,070)
(Increase)/Decrease in travel advances	-	(8,978)
(Increase)/Decrease in other receivables	(8,213)	7,454
Increase/(Decrease) in accounts payable	(554,559)	186,662
Increase in income tax and surcharge tax payable	2,573,950	3,900,541
Income tax paid	-	(1,684,976)
Increase/(Decrease) in other payables and accruals, and value added tax payable	2,946,088	(13,744)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,476,411	$6,983,962
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets and payments for leasehold improvements	$-	$(97,560)
CASH FLOWS FROM FINANCING ACTIVITIES
Temporary advance from shareholders	$3,212,501	$1,500,609
Repayment on temporary advance from shareholders	(3,212,501)	(1,500,609)
Advances to related parties	(1,291,249)	(1,712,646)
Cash received on advances to related parties	-	3,345,705
Proceeds from issuance of common stock	-	5,076,700
Procceds from issue of convertible bond	-	2,578,000
Distributions to previous owners of the subsidiary	(5,164,570)	(6,850,585)
Payment of liquidating dividends (in form of purchase consideration) to previous owners of the subsidiary in conjunction with acquisition of subsidiary	-	(2,270,141)
Loan from shareholders	-	2,280,687
Payment to settle liabilities assumed in connection with reverse acquisition	-	(5,000)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	$(6,455,819)	$2,442,720
Effect of exchange rate changes on cash	$(760)	$240,187
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$4,019,832	$9,569,309
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	6,251,671	10,271,503
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$10,271,503	$19,840,812
Schedule of noncash transactions
Conversion of convertible bonds into common stock	$-	$2,578,000
Net liabilities assumed in reverse acquistion with the issue of common stock	$-	$2,562

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

China-Biotics, Inc. (the “Company” or “China-Biotics”) was incorporated under the name Otish Resources, Inc. in Delaware in February 2003. Until March 2006 the Company was a mineral exploration stage company specializing in acquiring and consolidating mineral properties with potential for commercial ore bodies. Although the Company conducted some preliminary exploration work with respect to its mineral properties, it never achieved full operations with respect to its mineral properties. The Company had never generated any revenue from its mineral exploration operations.

On March 22, 2006, the Company entered into an agreement and completed a securities exchange transaction with Sinosmart Group Inc. (“SGI”) and the shareholders of SGI. The key terms of this agreement are:- (i) SGI’s shareholders should collectively sell, transfer and deliver 14,287 SGI ordinary shares representing all SGI ordinary share issued and outstanding as of March 22, 2006, to the Company on March 22, 2006, and (ii) in exchange for the 14,287 SGI ordinary shares, the Company should issue to the SGI shareholders (and their designees) an aggregate of 15,980,000 shares of newly issued common stock on March 22, 2006. This transaction is hereafter referred to as the “share exchange”. As a result of the share exchange, the Company is no longer a mineral exploration stage company, and SGI’s business operations become the Company’s primary operations. SGI, through its wholly owned subsidiaries which are described below, is currently engaged in the research, development, production, marketing and distribution of probiotics products. These products contain live microbial food supplements which beneficially affect the host by improving its intestinal microbial balance.

In conjunction with the share exchange, the Company entered into an agreement to acquire 20,000,000 shares of its common stock from its former President, Mr. Stan Ford (the “Stan Ford Agreement”). The key terms of this agreement are:- (i) Mr. Stan Ford should transfer 20,000,000 shares of the Company’s common stock he owned to the Company, and (ii) in exchange for these 20,0000,000 shares of the Company’s common stock, the Company should paid Mr. Stan Ford a sum of $5,000, and transfer to Mr. Ford all right, title and interest of the Company in and to 726 shares of common stock issued by Diadem Resources Ltd. The value of investment in these 726 shares of Diadem Resources Ltd. common stock had been fully written off by the Company in its books and records in prior year. These securities had a market value of $363 at the time the Stan Ford Agreement was executed. Because the Company’s management believed that Mr. Stan Ford would not have entered into the Stan Ford Agreement in the absence of the execution of the agreement for the share exchange, this transaction was considered as an integral part of the share exchange for the accounting purposes (also see Note 5).

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

SGI was incorporated in the British Virgin Islands on February 13, 2004. On August 11, 2005, SGI entered into an agreement to acquire 100% of equity of Shanghai Shining Biotechnology Co. Ltd. ("Shining”) from the former majority shareholders of SGI and a third party (“Equity Transfer Agreement”).The former majority shareholders are four individuals as follow: Mr. Song Jinan, Ms. Yan Li, Mr. Huang Weida and Ms. Yan Yi Hong. These four individuals are hereafter collectively referred to as “Original Shining Equity Holders” in these financial statements. The key terms of this agreement are:- (i) the Original Shining Equity Holders and the third party should collectively transfer all equity holdings in Shining to SGI for a total cash consideration of $2.27 million (RMB 18.35 million), and (ii) SGI should make full payments on the consideration within three months after the transfer has been approved by the relevant government authorities in the People’s Republic of China. On August 19, 2005, SGI received approval from the Economic and Trade Bureau of the Pudong New District, Shanghai, People’s Republic of China, on this acquisition. In October 2005, SGI made full payment on the consideration of $2.27 million to the Original Shining Equity Holders.

Also on August 11, 2005, SGI and the Original Shining Equity Holders also entered into a supplemental agreement to grant the right to the Original Shining Equity Holders to re-establish a majority ownership in SGI (“Supplemental Agreement”). The key terms of this agreement are:- (i) the Original Shining Equity Holders collectively should have the right to subscribe a total of 9,000 SGI ordinary shares within three months after the consummation of SGI’s acquisition of 100% equity in Shining, and (ii) the subscription price should be $1.00 per share. In October 2005, the Original Shining Equity Holders exercised their right under the Supplemental Agreement and executed subscription agreements to acquire 9,000 new shares issued by SGI for a total consideration of $9,000, representing a 90% ownership in the Company. The Company received the subscription money in full in March 2006. In the share exchange, the Original Shining Equity Holders exchanged these 9,000 SGI ordinary shares into 10,067,400 shares of the Company common stock, which represented 63% of the total of 15,980,000 shares received by all SGI shareholders in this transaction.

Shining was established as a domestic limited liability company on August 20, 1999 upon the issuing of a license by the Administration for Industry and Commerce of the Pudong New District in Shanghai, People’s Republic of China with an operating period of 8 years to April 15, 2007. In 2002, Shining was changed to a joint-stock company. Upon SGI’s acquisition of 100% of the equity of Shining in August 2005, approval was granted by the Pudong New District Government and the Economic and Trade Bureau of the Pudong New District for Shining to become a Wholly Foreign Owned Enterprise.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Shining is a manufacturer and distributor of probiotics products in the People’s Republic of China.

Shining had a registered capital of RMB 1,000,000 when it was established as a domestic limited liability company in 1999. In 2002, its registered capital was first increased to RMB 10,000,000, and then to RMB 20,480,000 when it became a joint-stock limited company.

On December 9, 2005, SGI incorporated a wholly-owned subsidiary, Growing State Limited (“GSL”), in accordance with the laws of the British Virgin Islands. GSL has an authorized capital of $50,000 divided into 50,000 shares of $1.00 par value. GSL issued one share to SGI for a cash consideration of $1.00 upon its formation. Its share capital has not changed since then.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The share exchange between the Company and SGI’s shareholders as disclosed in Note 1 has been accounted for in accordance with the accounting and financial reporting interpretations and guidance set out by the Corporate Finance Division of the Securities and Exchange Commission (“SEC Interpretations and Guidance”) and accounting principles generally accepted in the United States of America (“US GAAP”). The share exchange was treated as a recapitalization of SGI, accompanied by a reverse acquisition of the Company with SGI as the accounting acquirer, on the basis that:-

i.	the company was a non-operating reporting public shell company with nominal net assets;
ii.	SGI is a operating private company;
iii.	SGI’s former shareholders collectively become the Company’s majority shareholders after the share exchange;
iv.	SGI’s former shareholders have actual and effective operating control over the combined company after the share exchange; and
v.	Shareholders who owned the Company’s shares immediate prior to the share exchange become passive investors after the share exchange.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Under the accounting for reverse acquisition, a distinction is made between the legal acquirer and the accounting acquirer. The legal acquirer is the entity which issues new shares to acquire a majority equity interest in another legal entity. The entity being acquired is a subsidiary of the legal acquirer legally. Under the accounting for reverse acquisition, the legal aspect of the transaction is disregarded and the entity being acquired legally is treated as the accounting acquirer with the following accounting treatments and financial statement presentations:

(a)	the historical financial statements of the accounting acquirer prior to the date of the reverse acquisition is completed (the “completion date”) become those of the legal acquirer;
(b)
the shares issued by the legal acquirer in connection with the reverse acquisition are treated as the historical issued shares of the accounting acquirer, and the accounting acquirer’s historical paid-in capital is restated, after giving effect to any difference in par value of the shares of the legal acquirer and the accounting acquirer’s historical financial statements (i.e. a recapitalization”);

(c)
the legal acquirer’s shares in issue immediately prior to the completion of the reverse acquisition are treated as if they were issued in exchange for the legal acquirer’s net assets or net liabilities as of the completion date; and

(d)	the operating results of the legal acquirer and the accounting acquirer are consolidated with effect from the completion date.

Applying the accounting principles and methods for reverse acquisition as described above, the Company’s management determined that the Company was the legal acquirer and SGI was the accounting acquirer in the share exchange. The financial statements presented herewith and the reverse acquisition accounting treatments incorporated in these financial statements are summarized below.

(a)
The Consolidated Balance Sheets as of March 31, 2005 and 2006 are the Consolidated Balance Sheets of SGI and its subsidiaries. The historical paid-in capital of SGI and its subsidiaries (the total of ordinary share and additional paid-in capital) as of March 31, 2005 and 2006 were restated for the number of shares of common stock the Company issued to the SGI former shareholders in connection with the share exchange, after giving effect to any difference in par value of the Company’s common stock and SGI’s ordinary share with such difference accounted for under additional-paid-in capital (i.e. a recapitalization; also see Note 4). The Company’s common stock in issue immediate prior to the share exchange were treated as if they were issued on the date of the share exchange in exchange for the Company’s net liabilities as of the completion date of the share exchange (i.e. a reverse acquisition; also see Note 5).

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION (continued)

(b)
The Consolidated Statements of Operations and the Consolidated Statements of Cash Flow for the years ended March 31, 2005 and 2006 reflect the followings:- (i) result of operations and cash flow of SGI and its subsidiaries from April 1, 2004 to March 31, 2005, (ii) result of operations and cash flow of SGI and its subsidiaries from April 1, 2005 to March 31, 2006, and (iii) result of operations and cash flow of the Company, and SGI and its subsidiaries from March 23, 2006 (the next calendar day after the completion of the share exchange) to March 31, 2006. The earnings per share as shown on the Consolidated Statements of Operations were computed based on the weighted average number of shares of the Company’s outstanding common stock after giving effect to the recapitalization and reverse acquisition accounting treatment as set out above (also see Note 6).

(c)
The Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2005 and 2006 are those of SGI and its subsidiaries, after retroactive restatement of paid-in capital as of March 31, 2004 and 2005 and changes in year ended March 31, 2006, for the recapitalization (also see Note 4), and after accounting for the reverse acquisition as a new issue of shares in exchange for net liabilities (also see Note 5).

The consolidated financial statements for SGI and its subsidiaries for the years ended March 31, 2005 and 2006 are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of SGI, Shining and GSL.

As disclosed in Note 1, on August 11, 2005, SGI entered into the Equity Transfer Agreement to acquire 100% of the equity of Shining from the Original Shining Equity Holders, who are former majority shareholders of SGI, and a third party for a total cash consideration of $2.27 million (RMB 18.35 million). At the time of this transaction, SGI and the Original Shining Equity Holders also entered into the Supplemental Agreement to grant the right to the Original Shining Equity Holders to re-establish a majority ownership in SGI within three months after the consummation of SGI’s acquisition of 100% equity in Shining. In October 2005, the Original Shining Equity Holders exercised their right under the Supplemental Agreement and executed subscription agreements to acquire 9,000 new shares issued by SGI for a total consideration of $9,000, representing a 90% ownership in SGI. SGI received the subscription money in full in March 2006. SGI considered the simultaneous entering of the Equity Transfer Agreement and the Supplemental Agreement established a basis that the Original Shining Equity Holders were able to exercise a continuous control over Shining’s operations. Accordingly, SGI deemed its acquisition of 100% equity interest in Shining as a business combination of two entities under common control in substance. Consequently, this transaction has been accounted for as a recapitalization of Shining with no adjustment to the historical basis of the assets and liabilities of Shining and the operations were consolidated as though the recapitalization occurred at the time SGI first issued its ordinary shares in February 2004 (also see Note 4).

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION (continued)

In preparing the consolidated financial statements presented herewith, all significant intercompany balances and transactions have been eliminated on consolidation

The term, Group, as used in these financial statements refers to a group of companies comprising SGI, Shining and GSL for periods covered up to March 22, 2006; and to a group of companies comprising China-Biotics, SGI, Shining and GSL from March 23, 2006 and onward.

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

(a)	Change in Fiscal Year

Prior to the share exchange as described in Note 1, the Company had a fiscal year end date of August 31. Upon consummation of the share exchange, the Company changed its fiscal year end from August 31 to March 31 to conform to the year end date of SGI.

(b)	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

(c)	Foreign Currency Translations and Transactions

The Group uses the United States dollar ("U.S. dollars") for financial reporting purposes.

SGI maintains its books and accounting records in Hong Kong Dollars ("HKD"), being the functional currency. HKD, the local currency of the Hong Kong Special Administrative Region, is the primary currency of the economic environment in which the operations of SGI are conducted. The HKD is therefore considered as SGI’s “functional currency”.

SGI’s wholly-owned subsidiaries, Shining and GSL, maintain theirs books and accounting records in Renminbi ("RMB"), being the functional currency. RMB, the national currency of the People’s Republic of China, is the primary currency of the economic environment in which the operations of Shining and GSL are conducted currently or to be conducted in the future. The RMB is therefore considered as the “functional currency” of Shining and GSL.

SGI uses the “Current rate method” to translate its financial statements from HKD into U.S. Dollars, and to translate Shining’s and GSL’s financial statements from RMB into U.S. Dollars, as required under the Statement of Financial Accounting Standard (“SFAS”) No. 52, "Foreign Currency Translation" issued by the Financial Accounting Standard Board (“FASB”). The assets and liabilities of SGI, Shining and GSL, except for the paid-up capital, are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The paid-up capital is translated at the historical rate. Adjustments resulting from the translation of the balance sheets of SGI, Shining and GSL from HKD and RMB into U.S. Dollars are recorded in stockholders' equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at the historical rates. Due to the use of different rates for translation, the figures in the statement of changes in cash flows may not agree with the differences between the year end balances as shown in the balance sheets.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

(d)	Comprehensive Income (Loss)

SGI has adopted SFAS No. 130, "Reporting Comprehensive Income, issued by the FASB. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. SGI has chosen to report comprehensive income (loss) in the statements of changes in stockholders’ equity. Comprehensive income (loss) comprised net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

(e)	Revenue Recognition

Sale of goods

Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Sales are stated at invoiced value net of sales tax under the caption Net Sales in these financial statements. The sales tax were 0.53% and 0.66% of the invoiced value for years ended March 31, 2005 and 2006, respectively.

Interest income

Interest income is recognized on a time proportion basis, taking into account the principal amounts outstanding and the interest rates applicable.

(f)	Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that SGI discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

As of the date of these financial statements, the estimated fair values of the financial instruments were not materially different from their carrying values as presented in the balance sheets.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

(g)	Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

(h)	Allowance for Doubtful Accounts

The Group maintains allowances for doubtful accounts for estimated losses that may result from the inability of its customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, initial or additional allowances may be required.

(i)	Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements are recorded at cost and are stated net of accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Plant and equipment are depreciated at rates sufficient to write off their cost over their estimated useful lives on a straight-line basis. Leasehold improvements are depreciated over the lease term of the related leased properties. Depreciation relating to property, plant and equipment used in production in our determination of gross profit. The estimated useful lives of the assets are as follows:

Plant and machinery	10 years
Office equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Lease term of related leased properties

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

(j)	Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Group's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business is determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. There was no impairment of long-lived assets for the periods presented in these financial statements.

(k)	Inventories

Inventories are stated at the lower of cost or market. Cost, which is calculated using the first-in, first-out method, comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date.

(l)	Treasury Stock

The Group treated common stock repurchased but not yet canceled as treasury stock. Treasury stock is reported in the balance sheets and statements of changes in stockholders’ equity with its par value charged to common stock, and with the excess of the purchase price over par, if any, first charged against any available additional paid-in capital and the balance charged to retained earnings.

(m)	Transaction costs related to the Share Exchange transaction

The transaction costs incurred in relation to the Share Exchange transaction as described in Note 1 are expensed as incurred.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

(n)	Advertising costs

All advertising costs incurred in the promotion of the Group’s products are expensed as incurred.

(o)	Income Tax

The Group accounts for income tax under the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforward. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. In addition, the Group is required to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a "valuation allowance" for any deferred tax assets where it is more likely than not that the asset will not be realized.

(p)	Research and Development Costs

Research and development costs are charged to expense when incurred and are included in operating expenses.

(q)	Retirement Costs

Retirement costs are charged to expense at certain percentage of the payroll costs which is required under the tax regulations of the People’s Republic of China.

(r)	Operating Leases

Operating leases represent those leases under which substantially all risks and rewards of ownership of the leased assets remain with the lessors. Rental payment under operating leases are charged to expense as incurred over the lease periods.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

(s)	Earnings Per Share

Basic earnings per share is computed in accordance with SFAS No.128, “Earnings Per Share”, by dividing net earnings. Diluted earning per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. During the periods presented in these financial statements, the Group did not have any outstanding dilutive instruments, and the basic and the diluted earning per share are therefore the same. The weighted average number of outstanding common stock reflects the effects of the recapitalization and the reverse merger as described in Notes 4 and 5 (also see Note 6).

(t)	Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

(u)	Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on one of the followings: (a) products and services, (b) geographical areas, (c) legal structure, (d) management structure, or (e) any other manner in which management disaggregates a company. The Group’s management has adopted the “products and services” approach for segment reporting.

(v)	Recent Accounting Pronouncements (continued)

(i)        In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections”, replacement of Accounting Principle Board Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005, and accordingly, adoption of this statement for new accounting provisions is required for the company’s fiscal year beginning July 1, 2006. The adoption of this statement is not expected to have any effect on the financial condition or results of operations of the Group.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

(ii)      In June 2005, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus to amend EITF No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights”. The EITF agreed to amend the Protective Rights section of this consensus, as well as Example of Exhibit 96-16A, to be consistent with the consensus reached in Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similarly Entity When the Limited Partners Have Certain Rights.” The provisions of this amendment should be applied prospectively to new investments and to investment agreements that are modified after June 29, 2005. The Group’s management believes the adoption of this pronouncement will not have a material effect on the Group’s consolidated financial statements. In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Group’s consolidated financial position or results of operations.

(iii)     In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

3. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Group’s first fiscal year that begins after September 15, 2006. The Group’ management has not evaluated the impact of this pronouncement on the Group’s financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

4.	RECAPITALIZATION TRANSACTIONS

The financial statements presented herewith have been prepared after giving effect to two capitalization transactions, which in chronological order, were:-

(a)	the recapitalization of Shining when SGI acquired 100% equity in Shining in August 2005, which was deemed as a business combination of Shining and SGI under common control (also see Note 2); and
(b)	the recapitalization of SGI and its subsidiaries when the Company acquired 100% equity in SGI in the share exchange in March 2006 (also see Note 2).

Details on the above two recapitalization are set out below.

(a) Recapitalization of Shining

At the time the business combination of Shining and SGI occurred, Shining had a paid-in capital of $2,477,070 (represented by the registered capital) and SGI’s had a paid-in capital of $1,000 (represented by 1,000 ordinary shares in issue with a total par value of $1,000). SGI’s 1,000 ordinary shares should have been treated as the shares to recapitalize Shining’s paid-in capital of $2,477,070. The actual amount of Shining’s paid-in capital being capitalized, however, was only $206,929 because a deemed distribution on paid-in capital of $2,270,141 also occurred as an integral part of the recapitalization. As a consideration for its acquisition of 100% equity in Shining, SGI agreed to pay cash of $2,270,141 to the Shining equity holders. These Shining equity holders were the majority shareholders of SGI previously, and became majority shareholders of SGI again shortly after SGI’s acquisition of Shining (also see Note 1). The payment of $2,270,141 was therefore a distribution out of its paid-in capital by SGI and Shining, as a combined business entity, to its shareholders in substance, and was an integral part of the recapitalization. After deducting the deemed distribution of $2,270,141, Shining’s balance of paid-in capital was $206,929. The total paid-in capital of Shining and SGI was therefore $207,929. To reflect the recapitalization of Shining, $1,000 out of this amount was allocated to ordinary share for the par value of SGI’s 1,000 ordinary shares in issue, and the balance of $206,929 was allocated to additional paid-in capital. The amount of $2,270,141 was reclassified and shown in the Stockholders’ Equities section in the consolidated balance sheets as “Liquidating dividends”. Because SGI’s 1,000 ordinary shares were issued in February 2004, the recapitalization has therefore been treated as if occurred in that month. As a result of the recapitalization accounting, SGI’s 1,000 ordinary shares was retroactively restated to have par value of $1,000 and an additional paid-in capital of $206,929 as of March 31, 2004 for the preparation of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

4. RECAPITALIZATION TRANSACTIONS (continued)

(b) Recapitalization of SGI

As stated in Note 2, the share exchange, with which the Company acquired 100% equity in SGI, was treated as a recapitalization of SGI, accompanied by a reverse acquisition of the Company with SGI as the accounting acquirer. To reflect the recapitalization of SGI, the historical paid-in capital of SGI and its subsidiaries (the total of ordinary share and additional paid-in capital) have been restated for the 15,980,000 shares of common stock the Company issued to the former SGI shareholders in connection with the share exchange, after giving effect to any difference in par value of the Company’s common stock and SGI’s ordinary share with such difference accounted for under additional-paid-in capital. Based on the actual exchange ratios in the share exchange applicable to each specific lot of SGI ordinary share (which were arrived at after commercial negotiation), these 15,980,000 shares of the Company’s common stock have been treated as if they were issued to recapitalize (a) the SGI ordinary shares in issue as of March 31, 2004 and 2005, and (b) for the ordinary shares issued during year ended March 31, 2006.
.
SGI and its subsidiaries had a consolidated paid-in capital of $207,929 as of March 31, 2004 and 2005, respectively, and $7,864,629 as of March 31, 2006. The increase in the paid-in capital in year ended March 31, 2006 was due to an increase in SGI’s ordinary share in issue from 1,000 shares to 14,287 shares. A summary of SGI’s changes in its paid-in capital during the year ended March 31, 2006 is as follow:-

	SGI's paid-in capital
	Ordinary share
	Shares	Par value $1	Additional paid-in capital	Total paid-in capital
	(Balance as of March 31, 2004 has been restated to reflect recapitalization of Shinning)
Balance- March 31, 2004	1,000	$1,000	$206,929	$207,929
Transaction in year enbded March 31, 2005 - Nil	-	-	-	-
Balance- March 31, 2005	1,000	$1,000	$206,929	$207,929
Issued new shares upon reciept of cash on March 15, 2005	9,000	9,000	-	9,000
Issued new shares for conversion of convertible bonds on March 22, 2006	1,429	1,429	2,578,571	2,580,000
Issued new shares for cash of $5 million under a private placement on March 22, 2006	2,858	2,858	5,064,842	5,067,700
Balance - March 31, 2006	14,287	$14,287	$7,850,342	$7,864,629

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

4. RECAPITALIZATION TRANSACTIONS (continued)

The 1,000 SGI ordinary shares were exchanged into 1,118,600 shares of the Company’s common stock in the share exchange, which represented 7% of the total of 15,980,000 shares received by all SGI shareholders in this transaction.

As stated in Note 1, on August 11, 2005, SGI entered into an agreement to acquire 100% of the equity in Shining from the Original Shining Equity Holders, who also are former majority shareholders of SGI, and a third party. At the time of this transaction, SGI and the Original Shining Equity Holders also entered into a supplemental agreement to grant the right to the Original Shining Equity Holders to re-establish a majority ownership in SGI (“Supplemental Agreement”). In October 2005, the Original Shining Equity Holders exercised their right under the Supplemental Agreement and executed subscription agreements to acquire 9,000 new shares issued by SGI for a total consideration of $9,000, representing a 90% ownership in SGI. SGI received the subscription money in full on March 15, 2006, and the 9,000 ordinary shares were issued accordingly. These 9,000 SGI ordinary shares were exchanged into 10,067,400 shares of the Company’s common stock in the share exchange, which represented 63% of the total of 15,980,000 shares received by all SGI shareholders in this transaction.

On September 22, 2005, SGI entered into an agreement and issued a Hong Kong Dollar denominated convertible bond for cash in the face amount of $2,580,000 (HKD20,000,000) to an independent third party, Charming Leader Group Ltd., which is a British Virgin Islands company beneficially wholly-owned by Mr. Alexander Tai Kwok Leung. The key terms of this agreement are:-

(i)	the bond has a maturity date on September 21, 2006;

(ii)
the bond is guaranteed by Mr. Song Jinan, who is one of the (a) Original Shining, Equity Holders (b) major SGI shareholders after SGI acquired 100% equity in Shining, and (c) major shareholders of the Company after the share exchange.;

(iii)
the bondholder is required to convert the full face amount of the convertible bond into SGI ordinary share if before maturity, SGI either receives approval of listing of its shares on a recognized stock exchange or within three business days after all conditions precedent for the completion of a business combination between SGI and a third party company have been met;

(iv)
the conversion price of this bond is defined in term of a percentage in SGI’s share capital whereby upon conversion of the full face amount of the convertible bond, the bondholder shall hold 10% of SGI’s expanded share capital immediate after the conversion occurs;

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

4. RECAPITALIZATION TRANSACTIONS (continued)

(v)	in the event that no conversion occurs prior to the maturity date, interest shall be accrued at 6% per annum on the face amount of the convertible bond;

(vi)	the accrued interest and the face amount shall be due and payable by the Company on the maturity date; and

(vii)
as a condition precedent to the completion of the transaction contemplated in agreement, the Original Shining Equity Holders has to execute an agreement with Shining under which they collectively commit to advance a loan of $2,290,230 (RMB 18,351,200) to Shining upon the serving of a notice by Shining (also see Note 21).

The bond holder exercised the conversion right on March 22, 2006 immediately before the share exchange, and converted the full face amount of $2,580,000 into 1,429 SGI ordinary shares representing 10% of the Company’s issued and outstanding common stock immediate after the conversion. These 1,429 SGI ordinary shares were exchanged into 2,924,000 shares of the Company’s common stock in the share exchange, which represented 18.30% of the total of 15,980,000 shares received by all SGI shareholders in this transaction.

SGI recorded the convertible bond at its face amount of $2,580,000 in its books and records Under US GAAP, if convertible securities are considered to have “Beneficial Conversion Features”, these features have to be valued separately and such value be recognized as additional paid-in capital, with the same amount recognized as a discount to the convertible securities. Beneficial Conversion Features exist if the convertible securities are “in the money” (i.e. where it would be economically advantageous to the holders if converted immediately). SGI considered that the face amount of its convertible bond of $2,580,000 (HKD20,000,000) represented the fair value of the 10% of its expanded share capital immediate after the conversion, and equated the conversion price of the convertible bond. Because the conversion price was the fair value of the underlying securities at date of issuance, SGI’s convertible bond was not “in the money”, and therefore it did not have a beneficial conversion feature. Accordingly, no discount on the convertible bond was recognized in SGI’s books and records. Upon conversion of this bond on March 22, 2006, its face amount of $2,580,000 was recognized as SGI’s paid-in capital.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

4. RECAPITALIZATION TRANSACTIONS (continued)

On March 22, 2006, SGI completed a private placement and issued 2,858 shares of its ordinary share to a group of unrelated investors for a total cash of $5,067,700. These 2,858 shares of SGI common stock were exchanged into 1,870,000 shares of the Company’s common stock in the share exchange which represented 11.70% of the total of 15,980,000 shares received by all SGI shareholders in this transaction. In conjunction with this private placement, SGI, a bank in the United States, and a representative of the investor group entered into an escrow agreement. Please refer to Note 8 for details about this arrangement.

The above two recapitalization transactions are summarized as follow:-

	Changes on paid-in capital due to recapitalization transactions
	Shanghai Shinning Biotechnology Ltd. ("Shinning")	Sinosmart Group, Inc. ("SGI")				China-Biotics, Inc. ("China-Biotics")
		Ordinary share		Additional	Total paid-	Common stock		Additional	Total paid-
	Registered capital	Shares	Par value $1	paid-in capital	in capital	Shares	Par value $0.0001	paid-in capital	in capital
		(Restated retroactively to reflect recapitalization of hinning)				(Restated retroactively to reflect recapitalization of SGI)
Balance- April 1, 2003	$2,477,070
Issue of new shares in February 2004		1,000	$1,000	$-	$1,000
Recapitalization of Shinning :-
Special distribution (in form of purchase consideration) to previous owner of Shinning in conjuction with SGI's acquisition of Shinning (reclassified as Liquidating Dividends)	(2,270,141)
Amount reclassified as additional paid-in capital	(206,929)	-	-	206,929	206,929
Balance- March 31, 2004	-	1,000	$1,000	$206,929	$207,929	1,118,600	$112	$207,817	$207,929
Transaction in year enbded March 31, 2005 - Nil		-	-	-	-	-	-	-	-
Balance- March 31, 2005		1,000	$1,000	$206,929	$207,929	1,118,600	$112	$207,817	$207,929
Issued new shares upon reciept of cash on March 15, 2005		9,000	9,000	-	9,000	10,067,400	1,007	7,993	9,000
Issued new shares for conversion of convertible bond on March 22, 2006		1,429	1,429	2,578,571	2,580,000	2,924,000	292	2,579,708	2,580,000
Issued new shares for cash of $5 million under a private placement on March 22, 2006		2,858	2,858	5,064,842	5,067,700	1,870,000	187	5,067,513	5,067,700
Balance immediate before reverse acquisition		14,287	$14,287	$7,850,342	$7,864,629
Issued new shares for reverse acquisition						15,980,000	$1,598	$7,863,031	$7,864,629

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

5. REVERSE ACQUISITION TRANSACTION

As stated in Note 2, the share exchange was treated as a recapitalization of SGI, accompanied by a reverse acquisition of the Company with SGI as the accounting acquirer. Under the accounting for reverse acquisition, the following accounting treatments were applied for the preparation of these financial statements :-

(a)
the Company’s common stock in issue immediately prior to the completion of the reverse acquisition were treated as if they were issued in exchange for the Company’s net liabilities as of March 22, 2006 (the completion date of the share exchange); and

(b)	the operating results of the Company and SGI are consolidated with effect from March 23, 2006 (the next calendar day after the completion of the share exchange).

At the time the agreement for the share exchange was executed, the Company had 25,481,000 shares of common stock in issue, and a net asset of $438 representing the total par value of 4,381,004 shares of common stock held in treasury (“Treasury stock”). In conjunction with the share exchange, the Company entered into an agreement to acquire 20,000,000 shares of its common stock from its former President, Mr. Stan Ford (the “Stan Ford Agreement”). The key terms of this agreement were: (a) Mr. Stan Ford should transfer 20,000,000 shares of the Company’s common stock he owned to the Company, and (b) in exchange for these 20,0000,000 shares of the Company’s common stock, the Company should paid Mr. Stan Ford a sum of $5,000, and transfer to Mr. Ford all right, title and interest of the Company in and to 726 shares of common stock issued by Diadem Resources Ltd. The value of investment in these 726 shares of Diadem Resources Ltd. common stock had been fully written off by the Company in its books and records in prior year. These securities had a market value of $363 at the time the Stan Ford Agreement was executed. Because the Company’s management believed that Mr. Stan Ford would not have entered into the Stan Ford Agreement in the absence of the execution of the agreement for the share exchange, this transaction was considered as an integral part of the share exchange for accounting purposes, and was reflected in the Company’s books and records immediately prior to the completion of the share exchange. After reflecting the transaction under the Stan Ford Agreement (the “Stan Ford Transaction”), the Company’s number of shares in issue and net liabilities were 25,481,000 and $2,562, respectively, resulting from the following computation:-

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

5. REVERSE ACQUISITION TRANSACTION (continued)

	Balance prior to the Stan Ford Transaction	Changes due to the Stan Ford Transaction	Balance after the Stan Ford Transaction

Number of shares of common stock in issue :-
As of March 31, 2005	26,481,004
Less : shares repurcahsed at $750 which
were canceled in January/February 2006	(1,000,000)
As of March 22, 2006	25,481,004	-	25,481,004
Net assets/(liabilities) :-
Treasury stock	$438	$2,000	$2,438
Other payable	$-	$(5,000)	$(5,000)
	$438	$(3,000)	$(2,562)

Based on the above figures, the reverse acquisition of the Company with SGI as the accounting acquirer was incorporated in the financial statements presented herewith as follow:-

Shares issued in reverse acquisition (on an as if basis and includes 24,381,004 shares issued but not outstanding)	25,481,004
Effect on financial statements:-
Net liabilities assumed represented by:-
Increase in treasury stock	$2,438
(Increase) in other payable	$(5,000)
(2,562)
Net liabilities assumed were accounted by:-
(Increase) in common stock (par value $0.0001)	$(2,548)
Decrease in retained earnings	$5,110
2,562

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

5. REVERSE ACQUISITION TRANSACTION (continued)

The amount of $2,438 shown above represented 24,381,004 shares of treasury stock, which were the Company’s common stock held in treasury immediate before the completion of the share exchange. The Company has the accounting policy in recording treasury stock as follow:- (a) with its par value charged to common stock, and with the excess of the purchase price over par, if any, first charged against any available additional paid-in capital and the balance charged to retained earnings, and (b) for treasury stock acquired at no cost, the par value is charged to common stock with the same amount recorded as an increase in additional paid-in capital. The Company’s accounting for its acquisition of 24,381,004 shares of treasury stock is summarized as follow:-

			Effect on accounts
Description	Number of shares of treasury stock	Purchase consideration	Decrease in common stock (par value $0.0001)	(Increase) Decrease in additional paid-in capital	(Decraese) in accumulated deficit
Shareholder returned shares to the Company at no charge to Company	1,030,000	Nil	103	(103.00)	-
Shareholder returned shares to the Company at no charge to Company	1,681,004	Nil	168	(168.00)	-
Shareholder returned shares to the Company at no charge to Company	1,670,000	Nil	167	(167.00)	-
Repurchased shares from Stan Ford at cash of $5,000 plus $363 worth of securities which had been fully written-off	20,000,000	$5,363	2,000	3,363	(363)
	24,381,004		2,438	2,925	(363)

In reflecting the reverse acquisition, the amount of $2,438 of the treasury stock as recorded in the Company’s books and records was included as an asset in arriving at the Company’s net liabilities assumed by SGI, and the related 24,381,004 shares of treasury stock was included as part of the 25,481,004 shares of common stock which were treated as the number of common stock issued in exchange for the Company’s net liabilities. These 24,381,004 shares of common stock were then treated as if they were repurchased at a purchase consideration of $2,438 on the same day they were issued. The treasury stock is reported in these financial statements in the amount of $2,438, which equated to its par value, as a charge to common stock.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

6.WEIGHTED AVERAGE NUMBER OF OUTSTANDING COMMON STOCK

Earnings per share is computed by dividing the net income for each reporting period by the weighted average number of outstanding common stock for the same reporting period. The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of common stock has been outstanding to the total time in that period.

The weighted average number of outstanding common stock as shown in the financial statements presented herewith was computed based on the the Company’s number of outstanding common stock, and took into account of the recapitalization transactions as described in Note 4, and the reverse acquisition transaction as described in Note 5. Detail computations are set out as follow:-

	Date of issue or purchase (as if basisi for the Company's	No. of SGI	No. of the Company's common stock (Restated for	No. of days oustanding		Weighted average number of oustanding common stock
	common	ordinary	recapitalization	Year ended March 31,		Year ended March 31,
	stock)	share	of SGI)	2005	2006	2005	2006
Number of days in reporting period				365	365
SGI existing shares as of March 31, 2004	Pre- 3/31/2004	1,000	1,118,600	365	365	1,118,600	1,118,600
SGI issued new shares upon receipt of cash	3/15/2006	9,000	10,067,400	-	16	-	441,311
SGI issued new shares for convertible bond conversion	3/22/2006	1,429	2,924,000	-	9	-	72,099
SGI issued new shares for cash of $5M under private placement	3/22/2006	2,858	1,870,000	-	9	-	46,110
		14,287
Stock issued in exchange for 14,287 shares of SGI stock (100% equity in SGI)			15,980,000
The Company's stock at time of reverse acquisition
Existing stock in issue at time of reverse acquisition	3/22/2006		25,481,004	-	9	-	628,299
Stock held in treasury prior to reverse acquisition	3/22/2006		(4,381,004)	-	9	-	(108,025)
Repurchased stock from Stan Ford in conjunction with reverse acquisition	3/22/2006		(20,000,000)	-	9	-	(493,151)

			17,080,000			1,118,600	1,705,242

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

7.RISKS, UNCERTAINTIES, AND CONCENTRATIONS

(a) Nature of Operations

Substantially all of the Group’s operations are conducted in the PRC and are subject to various political, economic, and other risks and uncertainties inherent in this country. Among other risks, the Group’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

(b) Concentration of Credit Risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and accounts receivable.

As of March 31, 2006, the Group had cash deposits of $19.84 million placed with several banks in the People’s Republic of China (“PRC”), which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

As of March 31, 2006, the Group had cash deposit of $752,778 placed with a bank in the United States, which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 for each customer account. $652,778 of the Group’s cash deposit at this bank therefore was in excess of the FDIC insured limit. This cash deposit has been shown under the caption “Restricted cash” in these financial statements.

For the years ended March 31, 2005 and 2006, all of the Group’s sales arose in the PRC. In addition, all accounts receivable as at March 31, 2005 and 2006 also arose in the PRC.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

8. RESTRICTED CASH

On March 22, 2006, immediately prior to the share exchange, SGI issued 2,858 ordinary shares in a private placement for an aggregate consideration of $5,067,700. In conjunction with this private placement, SGI, a bank in the United States as the escrow agent, and the Chinamerica Fund, L.P. as a representative of the investor group entered into an escrow agreement. The key terms of the escrow agreements are:- (a) SGI’s disbursements out of the escrow account require written consent from Chinamerica Fund, L.P., (b) $5,064,842 of the proceeds from the private placement should be deposited with the escrow agent, (c) $5,000 should be released from the escrow account to Mr. Stan Ford pursuant to the closing of the transaction under the Stan Ford Agreement, (d) $4,222,142 should be released from the escrow account upon the Company’s initial filing of a Registration Statement on Form SB-2 with the Securities and Exchange Commission, (d) $87,699 of the escrowed amount was released to Chinamerica Fund, L.P., one of the investors in the private placement, as reimbursement for its expenses incurred in connection with the private placement and share exchange, including expenses incurred in assisting SGI and its counsel in the diligence process and preparing and reviewing documents related to the transactions, (e) $750,000 is to be released from time to time to cover certain marketing and executive officer search expenses, and (f) any amounts remaining in the escrow account on March 22, 2007 will automatically be released to the Company.

The marketing expenses that are covered include payment for the creation of website, the publication of company newsletters, the procurement of independent research coverage, and the preparation of press releases and presentations. The executive officer search expenses primarily cover the payment to consultants and search firms for the recruitment of senior management, such as a chief financial officer, and may also cover the appointment of independent directors, if applicable.

The Company received the full amount of proceeds of $5,067,700 from the private placement instead of the amount of $5,064,842 as stipulated in the escrow agreement. As of March 31, 2006, the Company had $752,778 in the escrow account.

In May 2006, the Company entered into agreements with four unrelated parties for marketing and investor relation services, and a total of $84,660 was paid out of the escrow account (also see Note 23).

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

9. ACCOUNTS RECEIVABLE

The Group's accounts receivable as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31, 2005	March 31, 2006

Trade receivables	$7,019,013	$10,941,595
Less : Allowances for doubtful debt	-	-
	$7,019,013	$10,941,595

10. INVENTORIES

The Group's inventories as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31, 2005	March 31, 2006

Raw materials	$202,438	$188,112
Work-in-progress	75,667	50,362
Finished goods	164,004	19,110
	$442,109	$257,584

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

11.	PLANT, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The Group's plant, equipment and leasehold improvements as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31,	March 31,
	2005	2006

Plant and machinery	$2,908,219	$3,093,152
Office equipment	1,063,996	1,101,779
Motor vehicles	27,842	28,716
Leasehold improvements	-
	$4,000,057	$4,223,647
Less: Accumulated depreciation	(2,040,275)	(2,629,600)
	$1,959,782	$1,594,047

Depreciation expenses were $509,232 and $516,217 for the years ended March 31, 2005 and 2006, respectively.

12.	TAX PAYABLES

The Group's tax payables as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31,	March 31,
	2005	2006

Value added tax and other taxes	$4,447,320	$4,393,629
Income tax	2,840,602	3,169,773
Surcharge	2,299,941	4,393,213
Dividends withholding tax	1,544,758	3,359,703
	$11,132,621	$15,316,318

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

13.	PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2005 and 2006, there were no shares of preferred stock issued and outstanding. Shares of preferred stock may be issued from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of the Company’s board of directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

14.	COMMON STOCK

Prior to March 21, 2006, the Company was authorized to issue 90,000,000 shares of Class A common stock, $0.0001 par value per share, and 10,000,000 shares of Class B common stock, $0.0001 par value per share. On March 21, 2006, the Company filed an amended and restated certificate of incorporation with the Secretary of State of Delaware, which, among other things, provided that the Company’s common stock, which had previously been divided into Class A and Class B common stock (of which no Class B common stock was outstanding), would become one class of common stock, and that the Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share. The Company’s common stock referred to in the financial statements presented herewith includes the Class A common stock which existed up to March 21, 2006, and the single class of common stock which exists subsequent to that date.

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the Company’s board of directors out of funds legally available therefore subject to the prior rights of holders of preferred stock and any contractual restrictions the Company against the payment of dividends on common stock. In the event of the Company’s liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock.

Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

14	COMMON STOCK (continued)

There was no change to the Company’s number of issued and outstanding common stock during the year ended March 31, 2005. The Company had 26,481,004 shares of common stock issued and outstanding as of March 31, 2005.

During the year ended March 31, 2006, there was a net decrease of 9,401,004 shares in the Company’s issued and outstanding common stock as a result of the following transactions:-

Description	Increase (decrease) in issued shares	(Increase) decrease in shares held in treasury	Increase (decrease) in issued and outstaning shares
Shareholder returned shares to the Company at no charge to Company	-	(1,030,000)	(1,030,000)
Shareholder returned shares to the Company at no charge to Company	-	(1,681,004)	(1,681,004)
Shareholder returned shares to the Company at no charge to Company	-	(1,670,000)	(1,670,000)
Repurchased shares from a fromer officer of the Company at a cash of $750	(1,000,000)	-	(1,000,000)
Repurchased shares from Stan Ford, the Company's former President, at cash of $5,000 plus $363 worth of securities which had been fully written-off	-	(20,000,000)	(20,000,000)
Issued new shares in exchange for 14,287 shares of SGI common stock representing 100% equity in SGI	15,980,000	-	15,980,000
	14,980,000	(24,381,004)	(9,401,004)

The Company had 17,080,000 shares of common stock issued and outstanding as of March 31, 2006.

All of the Company’s issued shares are fully paid and non-assessable.

The amount and number of shares of common stock shown as the balance as of March 31, 2005 in these financial statements is different from the actual amount and number of shares of common stock as of that date. The difference arises because of the application of reverse acquisition accounting to the share exchange between the Company’s and SGI’s shareholders. Under the reverse acquisition

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

14    COMMON STOCK (continued)

accounting, the Company’s issued shares of common stock as of March 22, 2006 (the date of the completion of the share exchange) were treated as if they were newly issued in exchange for the Company’s net liabilities as of March 22, 2006, and the Company’s common stock issued on March 22, 2006 for the share exchange were treated as if they were issued prior to the share exchange to recapitalize SGI. The amount and number of shares of common stock shown as the balance as of March 31, 2006 in these financial statements, however, are the same as the actual amount of shares of common stock as of that date, irrespective of the application of the reverse acquisition accounting.

A reconciliation between the amount and number of shares of common stock shown as the balance as of March 31, 2005 in these financial statements and the actual amount of shares of common stock as of that date is as follows:

	The Company's common stock
	Number of shares in issue	Par value $0.0001
Actual balance - March 31, 2005	26,481,004	$2,648

Amount treated as issued in exchange for net liabilities for SGI's reverse acquisition of China-Biotics (before accounting for cancelation of 1,000,000 shares subsequent to March 31, 2005 but before the share exchange - also see Note 5)	(26,481,004)	(2,648)

Shares issued for share exchange acquisition (which were treated as recapitalization of SGI - also see Note 4)	15,980,000	1,598

Less : shares issued for the share exchange allocated to recapitalize SGI capital transactions for year ended March 31, 2006 (also see Note 4):-
SGI issued new shares upon receipt of cash on March 15, 2006	(10,067,400)	(1,007)
SGI issued new shares for conversion of convertible bonds on March 22, 2006	(2,924,000)	(292)
SGI issued new shares for cash of $5 million under a private placement on March 22, 2006	(1,870,000)	(187)
Financial statements balance - March 31, 2005	1,118,600	112

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

14     COMMON STOCK (continued)

The amount and number of shares of common stock as of March 31, 2005 and 2006 as presented in these financial statements comprise the following:-

	March 31, 2005		March 31, 2006
	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001
In issue	1,118,600	$112	41,461,004	$4,146
Stock held in treasury (Treasury stock)	-	-	(24,381,004)	(2,438)
Issued and outstandding	1,118,600	$112	17,080,000	$1,708

5.	CAPITAL AND STATUTORY RESERVES

The Company’s PRC subsidiary, Shining, is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the subsidiary’s registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. The statutory surplus reserve and discretionary surplus reserve can be used to make good losses or to increase the capital of the relevant company.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

6.	ADVERTISING COSTS

The Group's advertising costs charged to expense as incurred during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2005	2006
Charges referred to above	$1,134,198	$1,882,000

7.	RESEARCH AND DEVELOPMENT COSTS CHARGED TO EXPENSE AS INCURRED

The Group's research and development costs, which typically consist of salaries and other direct costs, charged to expense as incurred during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2005	2006
Charges referred to above	$3,648	$-

8.	RETIREMENT COSTS CHARGED TO EXPENSE AS INCURRED

The Group’s employees are required to participate in a central pension scheme operated by the local municipal government. The Group is required to contribute a certain percentage of their payroll costs to the central pension scheme. The contributions are charged to the income statement as they become payable in accordance with the rules of the central pension scheme. No forfeited contribution is available to reduce the contribution payable in the future years. The Group’s retirement costs charged to expense as incurred during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2005	2006

Charges referred to above	$246,183	$343,646

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

19. INCOME TAXES

The income (loss) generated in the British Virgin Islands and the People’s Republic of China before income taxes during the periods as presented in these financial statements are summarized as follows:

	Years ended
	March 31,
	2005	2006

Loss in the British Virgin Islands before income taxes	$(374)	$(306,943)
Income in the PRC before income taxes	8,033,734	12,561,452
	$8,033,360	$12,254,509

There is no income tax for companies domiciled in the British Virgin Islands. Accordingly, the Company's financial statements do not present any income tax provisions/credits related to the British Virgin Islands tax jurisdiction. The provision for income tax relating to the PRC for the periods as presented in these financial statements are summarized as follows:

	Years ended
	March 31,
	2005	2006

Current	$2,573,950	$3,900,541
Deferred	-	-
	$2,573,950	$3,900,541

As of March 31, 2005 and 2006, the Group had no deferred tax assets and liabilities.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Years ended
	March 31,
	2005	2006

Computed tax at the local PRC statutory rate of 33%	$2,651,132	$4,145,279
Non-deductible items	161,995	50,271
Tax concession	(1,534,433)	(2,288,482)
Surcharge at 0.5% per day on accrued taxes	1,295,256	1,993,473
Total provision for income at effective rate	$2,573,950	$3,900,541

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

19. INCOME TAXES (continued)

The Group has its principal operations in the People’s Republic of China (“PRC”). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group’s management that its PRC operations were exempted from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. In January 2006, management of the Group’s PRC operations took initiative to make tax payments to the PRC tax authorities for the calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior fiscal years were reflected in the Group’s financial statements. According to PRC tax regulations, the Group’s outstanding tax payables for calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of March 31, 2006. Under the Statements of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, it is required to accrue a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. SFAS defines the levels of probability as to whether or not future events will confirm the existence of a loss as follows: (1) probable - the future event or events are likely to occur, (2) reasonably possible - the chance of the future events occurring is more than remote but less than likely, and (3) remote - the chance of the future event or events occurring is slight. No provision for the potential tax penalties has been made in the Group’s financial statements as management of the Group believes the Group did not cause the late payment of taxes, and that the probability of having to pay such late payment penalties is remote.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

20. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

(a) Operating Leases

The Group leases office space, warehouse facilities and retail shops under non-cancelable operating agreements that expire at various dates through 2006. The charges incurred by the Group in relation to the above-mentioned operating leases during the periods as presented in these financial statements are summarized as follows:

	Years ended
	March 31,
	2005	2006

Charges referred to above	$31,828	$55,602

As of the balance sheet dates as presented in these financial statements, the amount of future minimum lease payment under the above-mentioned operating leases were as follows:
	March 31,	March 31,
	2005	2006

Payable within
the next twelve months	$17,540	$111,142
the next 13th to 24th months	-	126,823
the next 25th to 36th months	-	103,019
the next 37th to 48th months	-
the next 49th to 60th months	-
Thereafter	-
	$17,540	$340,984

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

20. COMMITMENTS AND CONTINGENCIES (continued)

(b) Land lease

On March 21, 2006, the Company’s wholly-owned subsidiary, GSL, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District. on which the Company will construct a plant consisting bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year. This agreement contemplates a one-time leasing fee of $2,100,828. 10% of the leasing fee is due and payable by April 5, 2006 as a deposit. This deposit is to be refunded upon payment in full of the aggregate lease amount, which is due and payable immediately before the issue of the approval documents for the land lease by the Shanghai Qingpu local government authorities. There are no future lease payments under this land lease.

CONTINGENCIES

As disclosed in Note 7, The Group has its principal operations in the PRC. Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group’s management that its PRC operations were exempted from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. In January 2006, management of the Group’s PRC operations took initiative to make tax payments to the PRC tax authorities for the calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior fiscal years were reflected in the Group’s financial statements. According to PRC tax regulations, the Group’s outstanding tax payables for calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of March 31, 2006. Under the Statements of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, it is required to accrue a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. SFAS defines the levels of probability as to whether or not future events will confirm the existence of a loss as follows: (1) probable - the future event or events are likely to occur, (2) reasonably possible - the chance of the future events occurring is more than remote but less than likely, and (3) remote - the chance of the future event or events occurring is slight. No provision for the potential tax penalties has been made in the Group’s financial statements as management of the Group believes the Group did not cause the late payment of taxes, and that the probability of having to pay such late payment penalties is remote.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

21. RELATED PARTY TRANSACTIONS

(a)
Shining, before it became the Company’s wholly-owned subsidiary, declared dividends amounting to $16.73 million during the period from April 2003 to June 2005. The full amount of dividends was paid in cash to the Shining equity holders without deducting a withholding tax at the rate of 20% as required by the applicable laws and regulations in the PRC. These equity holders, except one of them, collectively became a majority shareholder of the Company in March 2006 as a result of the share exchange. The amount of dividend withholding taxes not withheld by Shining totaled $3.34 million was repaid to Shining in March 2006 by these former Shining equity holders.

(b)
As disclosed in Note 1, on August 11, 2005, SGI entered into the Equity Transfer Agreement to acquire 100% of the equity of Shining from the Original Shining Equity Holders, who are former majority shareholders of SGI, and a third party for a total cash consideration of $2.27 million (RMB 18.35 million). At the time of this transaction, SGI and the Original Shining Equity Holders also entered into the Supplemental Agreement to grant the right to the Original Shining Equity Holders to re-establish a majority ownership in SGI within three months after the consummation of SGI’s acquisition of 100% equity in Shining. In October 2005, the Original Shining Equity Holders exercised their right under the Supplemental Agreement and executed subscription agreements to acquire 9,000 new shares issued by SGI for a total consideration of $9,000, representing a 90% ownership in SGI. SGI received the subscription money in full in March 2006. As disclosed in Note 4, these 9,000 SGI ordinary shares were exchanged into 10,067,400 shares of the Company’s common stock in the share exchange, which represented 63% of the total of 15,980,000 shares received by all SGI shareholders in this transaction.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

21. RELATED PARTY TRANSACTIONS (continued)

(c)
In September 22, 2005, SGI entered into an agreement and issued a Hong Kong Dollar denominated convertible bond for cash in the face amount of $2,580,000 (HKD20,000,000) to an independent third party, Charming Leader Group Ltd., which is a British Virgin Islands company beneficially wholly-owned by Mr. Alexander Tai Kwok Leung. As a condition precedent to the completion of the transaction contemplated in this agreement, the Original Shining Equity Holders, comprising the individuals as shown below, have to execute an agreement with Shining under which they collectively committee to advance a RMB denominated loan of $2,290,230 (RMB 18,351,200) to Shining upon the serving of a notice by Shining in the following proportion :-

Mr. Song Jinan	RMB	9,282,800
Ms. Yan Li		5,404,400
Mr. Huang Weida		2,748,000
Ms. Yan Yi Hong		916,000
	RMB	18,351,200

On September 22, 2005,the Original Shining Equity Holders entered into an agreement with Shining with the following key terms: (a) the Original Shining Equity Holders agree to lend a RMB denominated loan of US$2,290,230 (RMB 18,351,200) to Shining (in proportion as shown above), (b) Shining has the right to draw down the full amount of loan upon serving a 7 days notice to the Original Shining Equity Holders, after the fulfillment of certain conditions precedent, (c) Shining agrees to use the loan proceeds only for daily operations unless a written consent for other uses is granted by the Original Shining Equity Holders, (d) the loan is repayable one year from the date of draw-down, and (e) the loan is interest free.

In March, 2006, Shining made notice to the Original Equity Holders and received the full loan amount of US$2,290,230 (RMB 18,351,200). This loan is repayable by Shining in March 2007.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

22. SEGMENT REPORTING.

As disclosed in Note 3, the Group’s management has adopted the “products and services” approach for segment reporting. For all periods covered by these financial statements, the Group
(a)	had only one reporting segment - the probiotic products as health supplement;
(b)	manufactured and sold the probiotic products in a single geographical area - the People’s Republic of China;
(c)	delivered all its shipments to destinations within the Republic of China;
(d)	made all its sales to external customers with no single customer accounted for 10% or more of total sales; and
(e)	had all its long-lived assets physically located in the People’s Republic of China.

23. SUBSEQUENT EVENT

In May, 2006, the Company entered into agreements with four unrelated parties for marketing and investor relation services for a period of one year. A total cash amount of $84,660 was paid out of the escrow account held at the Company’s escrow agent (also see Note 8). Under one agreement, a further $165,000 is due and payable ratably on a monthly basis over the period from June 2006 to May 2007., and an additional payment of $40,000 is due and payable upon the achievement of certain measurable targets.

24. RECLASSIFICATION

In March, 2006, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (“SEC”). The audited financial statements for the year ended March 31, 2005 were included as part of the Registration Statement. The management of the Company deemed it was more appropriate to reclassify an amount of $2,270,141, which was included in “Other payables and accruals” in the previously reported balance sheet as of March 31, 2005, as “Liquidating dividends”. The rationale for treatment of this $2,270,141 has been set out in Note 4(a) above. This reclassification has been incorporated in the balance sheet as of March 31, 2005 in these financial statements, which are presented as comparatives to the balance sheet as of March 31, 2006.

The above reclassification had no effect on previously reported results of operations, but the previously reported stockholders’ equity was increased by $2,270,141. This amount was paid in full in cash in September and October, 2005, and was charged against “Distributing dividends” upon payment.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 13, 2006, we dismissed Malone & Bailey, PC as our principal independent accountant. Malone and Bailey’s report on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Malone & Bailey, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Malone & Bailey has furnished to us a letter addressed to the SEC, which we have filed with the SEC as an Exhibit to our Current Report on Form 8-K filed on May 31, 2006, stating that it agrees with the foregoing statements.

On May 26, 2006, we retained BDO McCabe Lo Limited to serve as our principal independent accountant. Our board of directors approved the decision to dismiss Malone & Bailey as our principal independent accountant and to retain BDO McCabe Lo Limited to serve as our principal independent accountant.

ITEM 8A.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees and Advisors

The following is a summary of the business experience of our sole executive officer and director:

Mr. Song Jinan, age 43, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary since March 2006 - Mr. Song was one of the founders of Shining in 1999, and has been the principal executive officer of Shining since inception. Prior to founding Shining, Mr. Song served as the chief engineer of Sai Bao Bio-Chemical Manufacturing Corporation. Mr. Song received his Bachelor’s Degree in Polymers from the University of Hei Long Jiang and his Master’s degree in Politics and Economics from Habin Industrial University.

In addition, we have a strong management team with significant experience in our industry. We also have a technical advisory panel comprising a group of experts from different fields of live sciences, including genetics, microecologics, biochemistry and molecular materials, to advise on our product research and development. Members of the technical advisory panel include Mr. Song Jinan, Dr. Huang Weida and Dr. Du Wen Min. Biographical details of members of the technical advisory panel and other key employees are set out below:

Ms. Yan Yihong - Ms. Yan Yihong, age 43, is the chief administration officer (assistant to the general manager) of Shining. Ms. Yan has served as a director of Shining since 1999. She was appointed as the chief administration officer in 2004 and her term of appointment will expire in 2008. During the past five years, Ms. Yan has been an employee of Shining in various capacities and has, among other things, participated in formulating the company’s development plans, implemented the company’s internal control procedures and represented the company in business negotiations with relevant government authorities and other external parties.

Dr. Huang Weida - Mr. Huang is one of the founders of Shining and is a member of our technical advisory panel responsible for product development and applications. Mr. Huang graduated from Osaka University majored in biology in 1985. Mr. Huang further obtained a Ph. D degree in science with specialization in bio-chemistry from protein research laboratory of Osaka University in 1990. Mr. Huang then returned to Shanghai in 1990 and since then he has been teaching at School of Life Science of Fudan University as an instructor for doctoral students. Currently, he is the director of the Biochemistry Department of the School of Life Science. Mr. Huang is renowned for his studies and research in life science and his research work has won him a number of research and development rewards.

Dr. Du Wen Min - Dr. Du is a member of our technical advisory panel. Dr. Du is currently the Chairman of the Technology Information Institute. Dr. Du is also a committee member of the Chinese Medical and Pharmacy Association, and the Deputy Officer of the Clinical Medicine Assessment Committee of the Shanghai Pharmacy Institute. Dr. Du has extensive experiences in medical and pharmacy studies and development. He is engaging and has accomplished a number of national level research and development projects. Dr. Du obtained his Ph.D. in medicine from the Shanghai Medical University in 1999.

Board Structure and Composition

Our board of directors currently consists of one member.  We have not set up any committees as we are a small company and currently feel that our entire board of directors can best perform the functions that any committees might otherwise perform.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, executive officers, including our chief financial officer and other of our senior financial officers, and employees.

ITEM 10.  EXECUTIVE COMPENSATION

Board Compensation

We have not paid any compensation to directors of China-Biotics for the fiscal years ended March 31, 2006, 2005 or 2004. We do not currently pay our director for his service on our board.

Executive Compensation

The table below lists the compensation received by Mr. Song, the sole executive officer of China-Biotics, and the principal executive officer of SGI, for the periods indicated. No other officer of China-Biotics or SGI received compensation in excess of $100,000 for these years.

		Annual Compensation
Name and Principal Position	Year	Salary (RMB)(1)	Bonus	Other Annual Compensation
Song Jinan, Chief Executive	2006	151,309	—	—
Officer, Chief Financial Officer,	2005	106,190	—	—
Treasurer and Secretary and	2004	117,440	—	—
Principal Executive Officer of SGI

(1)
Includes social insurance contributions of RMB60,095, RMB32,190 and RMB12,440 in 2006, 2005 and 2004, respectively. Under Chinese law, we are required to participate in mandatory social insurance schemes for the benefit of our employees. We are required to deposit a sum into an account maintained by the government for the benefit of Mr. Song.

(2)
Mr. Song became our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary as of March 22, 2006. All periods prior to that time included in the table above related to Mr. Song’s salary as the principal executive officer of SGI.

Equity Compensation Plans -and Awards

We do not have any equity compensation plans. We have not granted any stock options or other equity awards since our inception.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 14, 2006, including shares which the listed beneficial owner has the right to acquire within 60 days from such date from options, warrants, rights, conversion privileges or similar obligations, by:

•	each holder of more than 5% of our common stock; and

•	our sole executive officer and director.

Unless otherwise noted below, the addresses of each beneficial owner set forth below is No. 999 Ningqiao Road, Jinqiao Export Processing Zone, Pudong, Shanghai 201206, People’s Republic of China. The numbers and percentages are based on 17,080,000 shares of our common stock outstanding as of June 14, 2006.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percent of Common Stock Owned
Song Jinan	5,084,037	29.8%
Yan Li	2,969,883	17.4%
Chinamerica Fund, L.P. (1)	1,147,585	6.7%
Huang Weida	1,510,110	8.8%
Bright Treasure Group Limited (2)	1,118,600	6.6%
Pope Investments LLC (3)	855,240	5.0%
Tai Kwok Leung, Alexander (4)	1,469,700	8.6%

(1)
The address for Chinamerica Fund, L.P. is 2909, St. Andrews Drive, Richardson, Texas 75082. Chinamerica Partners, LP ("Chinamerica Partners") is the general partner of Chinamerica Fund, L.P. ("Chinamerica Fund"). Chinamerica Holdings, LLC ("Chinamerica Holdings") and Stephen Taylor are the general partners of Chinamerica Partners. Beau Johnson and Christopher Efird are the managing directors of Chinamerica Holdings. Chinamerica Partners, Chinamerica Holdings and Mssrs. Johnson, Efird and Taylor may be deemed to beneficially own the shares reported as held by Chinamerica Fund.

(2)
The address for Bright Treasure Group Limited is Flat B, 7/F, Block 8, Caribbean Coast, Tung Chung, New Territories, Hong Kong. Kwok Kin Kwok is a Director of Bright Treasure Group Limited and may be deemed to beneficially own these shares.

(3)
The address for Pope Investments LLC is 5100 Poplar Ave, Suite 512, Memphis, TN. Pope Asset Management, LLC ("Pope Asset") is the manager of Pope Investments, LLC ("Pope Investments"). William P. Wells is a member of Pope Asset. Pope Asset and Mr. Wells may be deemed to beneficially own the shares reported as held by Pope Investments.

(4)
Tai Kwok Leung, Alexander, is the sole shareholder of Fascinating Gain Investments Limited and Charming Leader Group Limited, each of which holds 734,850 shares of our common stock. Mr. Tai may be deemed to beneficially own these shares. The address for Mr. Tai, Fascinating Gain Investments Limited and Charming Leader Group Limited is 20/F., Diamond Exchange Building, 8-10 Duddell Street, Central, Hong Kong.

Ms. Yan Li is the spouse of Mr. Song, our sole director and officer. Ms. Yan Yihong, one of our key employees described in "- Directors, Executive Officers and key Employees and Advisors" above, is Ms. Yan Li’s sister.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 22, 2006, we consummated a share exchange with the shareholders of SGI pursuant to which the SGI shareholders transferred all of the equity securities of SGI to us in exchange for shares of our common stock. In connection with the share exchange, a series of agreements were entered into and transactions were consummated with our directors, officers and certain of our shareholders. See “Business - History”. In addition, we have entered into the following:

•
SGI declared dividends amounting to $8,563,233 from April 2003 to June 2005. The full amount of dividends was paid in cash to the Shining shareholders, Mr. Song Jinan, Ms. Yan Li, Ms. Yan Hihong, Mr. Huang Weida and Shainghai Sheng Yuan Real Estate Co. Ltd., without deducting a withholding tax at the rate of 20% as required by applicable Chinese laws and regulations. All but one of these shareholders collectively acquired a majority shareholding in SGI in October 2005. SGI and these shareholders reached agreement to treat the amount of dividend withholding taxes not withheld by us as advances to the recipients. On March 13, 2006, these advances were repaid in full.

•
On August 11, 2005, SGI entered into an agreement to acquire 100% of the equity of Shining for a total cash consideration of $2.27 million (RMB 18.35 million) from the former majority shareholders of SGI and a third party. At the time of this transaction, At the time of this transaction, SGI and these former shareholders also entered into a supplemental agreement to grant the right to these former shareholders to re-establish a majority ownership in SGI in late 2005 (“Supplemental Agreement”). In October 2005, these former shareholders exercised their right under the Supplemental Agreement and executed subscription agreements to acquire 9,000 new shares issued by SGI for a total consideration of $9,000, representing a 90% ownership in the Company. The Company received the subscription money in full in March 2006.

•
In September 2005, we forwarded a total of $1,785,420 to Ms. Yan Li and Ms. Yan Yihong, two former shareholders who were involved in the related party transaction described in the preceding bullet. These two shareholders were holding the funds on our behalf for the pending settlement of our liabilities arising from our acquisition of 100% of the equity of Shining in August 2005. In October 2005, we forwarded an additional $580,050 to Ms. Yan Li for the pending settlement of our liabilities arising from our acquisition of Shining’s equity. Immediately after this fund transfer, Ms. Yan Li and Ms. Yan Yihong held a total of $2,365,470 on our behalf. On September 27, 2005, these two former shareholders applied a major portion of this amount to settle our full liabilities of $2,270,141 arising from our acquisition of Shining’s equity.

•
In March 2006, we received a cash loan of $2.29 million to us to demonstrate their support for our expansion plan pursuant to the terms for the issuance of the convertible bond from Song Jinan, our sole officer, director and a shareholder; Yan Li, a shareholder; Huang Weida, a member of our technical advisory panel and a shareholder; and Yan Yihong, an employee and shareholder. This cash loan is interest free and payable in September 2006. The loan is unsecured and interest-free. If we fail to repay the loan by the due date, the lenders would be able to initiate legal claims against us. We plan to repay this loan with our working capital.

ITEM 13. EXHIBITS

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).
10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).
10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).
10.3	Put Agreement dated March 22, 20066 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).
10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).
10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).
10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).
10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8K filed on March 23, 2006).
10.8	Escrow Agreement dated March 22, 2006.
10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006.
10.10	Loan agreement dated as of September 22, 2005.
10.11	Convertible Bond dated as of September 22, 2005.
10.12	Subscription Agreement dated as of September 22, 2005.
14.1	Code of Ethics.
16.1
Letter dated April 13, 2006 from Malone & Bailey PC to the United States Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to China-Biotics, Inc.’s Form 8-K filed on May 31, 2006).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to China-Biotics, Inc.’s Form SB-2 filed on March 23, 2006).
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a)/15(d)-14(a).
32.1	Certification of CEO and CFO pursuant to Section 1350.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is a summary of the fees we paid our principal auditor for professional services rendered for the years ended March 31, 2006 and 2005 and, with respect to the financial statements of Otish Resources, for the years ended August 31, 2005 and 2004. All of the audit fees were approved by the board of directors acting as the company’s audit committee.

Audit Fees

The aggregate fees billed for professional services rendered by BDO McCabe Lo Limited for the audit of our annual financial statements for the fiscal years ended March 31, 2006 and 2005 were $74,000 and $207,380, respectively. Audit fees for the fiscal year ended March 31, 2005 include fees for the audit of the financial statements for the year ended March 31, 2004. The aggregate fees billed for professional services rendered by Malone & Bailey for the audit of the Otish Resources annual financial statements and for review of financial statements included in our Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years for the fiscal years ended August 31, 2005 and 2004 were $5,955 and $5,860, respectively.

Audit-Related Fees

BDO McCabe Lo Limited did not render any audit-related services to us for the fiscal years ended March 31, 2006 and 2005. Malone & Bailey did not render any audit-related services to us for the fiscal years ended August 31, 2005 and 2004.

Tax Fees

BDO McCabe Lo Limited did not render any tax services to us for the fiscal years ended March 31, 2006 and 2005. Malone & Bailey did not render any tax services to us for the fiscal years ended August 31, 2005 and 2004.

All Other Fees

BDO McCabe Lo Limited did not render any other services to us for the fiscal years ended March 31, 2006 and 2005. Malone & Bailey did not render any other services to us for the fiscal years ended August 31, 2005 and 2004.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors

Our board of directors, which currently acts as our audit committee, pre-approves all audit and non-audit services provided by the independent auditors. On an ongoing basis, management communicates specific projects and categories of services for which advance approval of the board of directors is requested. The board of directors reviews these requests and advises management if the board of directors approves the engagement of the independent auditors for specific projects.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-KSB and authorized this registration statement to be signed on its behalf by the undersigned, in the City of Shanghai, The People’s Republic of China on June 29, 2006.

CHINA-BIOTICS, INC.

By:	/s/ Song Jinan
Mr. Song Jinan Chairman of the Board and sole Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)