Form 10QSB
period 2006-06-30
CHINA-BIOTICS, INC
filed 2006-08-14
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
☐ Yes ☒ No

As of August 4, 2006, 17,080,000 shares of the Issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

TABLE OF CONTENTS

		Page

Part I - Financial Information

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS	15

ITEM 3.	CONTROLS AND PROCEDURES	33

Part II - Other Information

ITEM 6.	EXHIBITS	34

SIGNATURES		35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$20,025,376
Restricted cash	668,118
Accounts receivable	13,517,664
Advances to related parties
Inventories	163,749
Prepayment	71,365
Travel advances	8,959

Total current assets	$34,455,231
Plant and equipment, net	2,317,846
Total assets	$36,773,077
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,575,288
Tax payables	15,990,526
Loan from stockholders	2,297,570
Other payables and accruals	1,664,004
Total current liabilities	$21,527,388
Commitments and contingencies
Stockholders' equity:
Preferred stock-par value $0.01, 10,000,000
shares authorized, no shares issued and outstanding	$—
Common stock, par value $0.0001, 100,000,000 shares authorized, 17,080,000 shares issued and outstanding	1,708
Additional paid-in capital	7,863,031
Retained earnings	4,255,570
Accumulated other comprehensive
income (loss)	99,586
Capital and statutory reserves	3,025,794
Total stockholders' equity	$15,245,689
Total liabilities and stockholders' equity	$36,773,077

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Three months ended June 30,
	2005	2006

Net sales	$4,312,847	$8,002,964
Cost of sales	(1,282,030)	(2,358,739)
Gross profit	$3,030,817	$5,644,225
Operating expenses:
Selling expenses	$(317,651)	$(1,269,532)
General and administrative expenses	(92,423)	(405,990)
Total operating expenses	$(410,074)	$(1,675,522)
Income from operations	$2,620,743	$3,968,703
Other income and expenses:
Other income	$17,319	$35,523
Other expenses	—	(3,859)
Total other income (expenses)	$17,319	$31,664
Income before taxes	$2,638,062	$4,000,367
Provision for income taxes	(879,136)	(1,124,711)
Net income	$1,758,926	$2,875,656

Earnings per share:
Basic and diluted	$1.57	$0.17

Weighted average shares outstanding
Basic and diluted	1,118,600	17,080,000

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Compre-hensive	Capital & Statutory
	Shares	Amount	Capital	Earnings	Income	Reserves	Total

Balance- March 31, 2006	17,080,000	$1,708	$7,863,031	$1,379,914	$66,565	$3,025,794	$12,337,012
Comprehensive income:
Net income	—	—	—	2,875,656	—	—	2,875,656
Other comprenhensive income:
Foreign currency translation ajustments, net of taxes of $-0-	—	—	—	—	33,021	—	33,021
Total comprehensive income							2,908,677

Balance- June 30, 2006	17,080,000	$1,708	$7,863,031	$4,255,570	$99,586	$3,025,794	$15,245,689

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Three months ended June 30,
	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,758,926	$2,875,655
Adjustment for:
Depreciation	207,228	99,376
(Increase)/Decrease in restricted cash	—	83,635
(Increase)/Decrease in accounts receivable	(23,713)	(2,536,130)
(Increase)/Decrease in other receivables	1,525	—
(Increase)/Decrease in travel advances	—	—
(Increase)/Decrease in inventories	(15,294)	94,479
(Increase)/Decrease in prepayments	—	(40,199)
Increase/(Decrease) in accounts payable	(481,713)	(257,147)
Increase/(Decrease) in income tax, surcharge tax and dividends withholding tax	879,136	1,124,711
Increase/(Decrease) in other payables and accruals, and value added tax payable	(24,584)	(498,059)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,301,511	$946,321
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of fixed assets	—	(816,689)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related parties	$(1,712,646)	$—
Distribution to previous owners of subsidiary	(6,850,585)	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	$(8,563,231)	$—
Effect of exchange rate changes on cash	$4	$54,932
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$(6,261,716)	$184,564
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	10,271,503	19,840,812
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$4,009,787	$20,025,376

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim financial statements of China-Biotics, Inc. (the “Company” or “We”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended March 31, 2006 as reported in the Form 10-KSB have been omitted.

As disclosed in Note 1 to our audited financial statements for fiscal year ended March 31, 2006, the share exchange between us and SGI’s shareholders had been accounted for in accordance with the accounting and financial reporting interpretations and guidance set out by the Corporate Finance Division of the Securities and Exchange Commission (“SEC Interpretations and Guidance”) and accounting principles generally accepted in the United States of America (“US GAAP”). The share exchange was treated as a recapitalization of SGI, accompanied by a reverse acquisition of our company with SGI as the accounting acquirer. The unaudited interim financial statements presented herewith have been prepared on the following basis:

(a)
The Unaudited Condensed Consolidated Balance Sheet as of June 30, 2006 includes the accounts of SGI, Shining, Growing State Limited (“GSL”), and our company. The historical paid-in capital of SGI and its subsidiaries (the total of ordinary share and additional paid-in capital) as of June 30, 2006 had been restated for the number of shares of common stock we issued to the SGI former shareholders in connection with the share exchange occurred in March 2006, after giving effect to any difference in par value of our common stock and SGI’s ordinary share with such difference accounted for under additional-paid-in capital.

(b)
The Unaudited Condensed Consolidated Statements of Operations and the Unaudited Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2005 and 2006 reflect the following:(i) result of operations and cash flow of SGI, Shining and GSL from April 1, 2005 to June 30, 2005, and (ii) result of operations and cash flow of SGI, Shining, GSL and our company from April 1, 2006 to June 30, 2006. The earnings per share as shown on the Unaudited Condensed Consolidated Statements of Operations were computed based on the weighted average number of shares of our outstanding common stock after giving effect to the recapitalization and reverse acquisition accounting treatment as set out in Note 1 to our audited financial statements for fiscal year ended March 31, 2006.

(c)	The Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2006 includes the accounts of SGI, Shining, GSL, and our company.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION (continued)

In preparing the unaudited interim financial statements presented herewith, all significant intercompany balances and transactions have been eliminated on consolidation.

The term “Group”, as used in these unaudited interim financial statements, refers to a group of companies comprising SGI, Shining and GSL for any period prior to March 22, 2006; and to a group of companies comprising the Company, SGI, Shining and GSL for any period from March 23, 2006.

2.	WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK

Earnings per share is computed by dividing the net income for each reporting period by the weighted average number of outstanding common stock for the same reporting period. The weighted average number of outstanding shares of common stock is determined by relating the portion of time within a reporting period that a particular number of shares of common stock has been outstanding to the total time in that period.

The weighted average number of outstanding shares of common stock as shown in the financial statements presented herewith was computed based on the number of shares of common stock outstanding, and took into account the recapitalization transactions and the reverse acquisition transaction as described in the Notes to the financial statements contained in the audited financial statements for fiscal year ended March 31, 2006, as reported in our Form 10-KSB. Detailed computations are set out as follows:

	Date of issue or purchase		No. of the	No. of days oustanding		Weighted average number of oustanding common stock
	(as-if basis		Company's	Three		Three
	for the	No. of	common stock	months		months
	Company's	SGI	(Restated for	ended		ended
	common	ordinary	recapitalization	June 30,		June 30,
	stock)	shares	of SGI)	2005	2006	2005	2006

Number of days in reporting period				91	91
SGI existing shares as of March 31, 2004	Pre- 3/31/2004	1,000	1,118,600	91	91	1,118,600	1,118,600
SGI issued new shares upon receipt of cash	3/15/2006	9,000	10,067,400	—	91	—	10,067,400
SGI issued new shares for convertible bond conversion	3/22/2006	1,429	2,924,000	—	91	—	2,924,000
SGI issued new shares for cash of $5M under private placement	3/22/2006	2,858	1,870,000	—	91	—	1,870,000
		14,287
Stock issued in exchange for 14,287 shares of SGI stock (100% equity in SGI)			15,980,000
The Company's stock at time of reverse acquisition
Existing stock in issue at time of reverse acquisition	3/22/2006		25,481,004	—	91	—	25,481,004
Stock held in treasury prior to reverse acquisition	3/22/2006		(4,381,004)	—	91	—	(4,381,004)
Repurchased stock from Stan Ford in conjunction with reverse acquisition	3/22/2006		(20,000,000)	—	91	—	(20,000,000)

			17,080,000			1,118,600	17,080,000

 CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

3.	RISKS, UNCERTAINTIES, AND CONCENTRATIONS

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

As of June 30, 2006, the Group had cash deposits of $20  million placed with several banks in the People’s Republic of China (“PRC”), which includes the Special Administrative Region of Hong Kong, where there is currently no rules or regulations in place for obligatory insurance of bank accounts.

As of June 30, 2006, the Group had a cash deposit of $668,118 placed with a bank in the United States, which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 for each customer account. $568,118 of the Group’s cash deposit at this bank therefore was in excess of the FDIC insured limit. This cash deposit has been shown under the caption “Restricted cash” in these financial statements.

For the three months ended June 30, 2005 and 2006, all of the Group’s sales arose in the PRC. In addition, all accounts receivable as at June 30, 2006 also arose in the PRC.

4.	RESTRICTED CASH

In March 2006, SGI completed a private placement for an aggregate consideration of $5.07 million. As part of the agreement for this private placement, SGI agreed with the investors to place $750,000 in an escrow account, which is to be released from time to time to cover certain marketing and executive officer search expenses. Any amounts remaining in the escrow account on March 22, 2007 will automatically be released to SGI.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

4.	RESTRICTED CASH (continued)

The marketing expenses that are covered include payment for the creation of a website, the publication of company newsletters, the procurement of independent research coverage, and the preparation of press releases and presentations. The executive officer search expenses primarily cover the payment to consultants and search firms for the recruitment of senior management, such as a chief financial officer, and may also cover the appointment of independent directors, if applicable.

In May 2006, the SGI entered into agreements with four unrelated parties for marketing and investor relation services, and a total of $84,660 was paid out of the escrow account. As of June 30, 2006, the balance in this escrow account was $668,118.

5.	ACCOUNTS RECEIVABLE

The Group’s accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

June 30, 2006

Trade receivables	$13,517,664
Less : Allowances for doubtful debt	—
$13,517,664

6.	INVENTORIES

The Group’s inventories as of the balance sheet date as presented in these financial statements are summarized as follows:

June 30, 2006

Raw materials	$81,257
Work-in-progress	17,732
Finished goods	64,760
$163,749

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

7.	PLANT AND EQUIPMENT

The Group’s plant and equipment as of the balance sheet date as presented in these financial statements are summarized as follows:

June 30, 2006

Plant and machinery	$3,345,828
Office equipment	1,122,913
Motor vehicles	28,809
Leasehold improvements	557,891
5,055,441
Less: Accumulated depreciation	(2,737,595)
$2,317,846

8.	TAX PAYABLES

The Group’s tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

June 30, 2006

Value added tax and other taxes	$3,905,956
Income tax	3,330,991
Surcharge tax	5,383,107
Dividends withholding tax	3,370,472
$15,990,526

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

9.	COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share. The common stock as of June 30, 2006, as presented in these financial statements, comprise the following:

	March 31, 2006		Changes from April 1, 2006 to June 30, 2006		June 30, 2006
	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001
In issue	41,461,004	$4,146	—	$—	41,461,004	$4,146
Stock held in treasury (Treasury stock)	(24,381,004)	(2,438)	—	—	(24,381,004)	(2,438)
Issued and outstanding	17,080,000	$1,708	—	$—	17,080,000	$1,708

10.	INCOME TAXES

The income (loss) generated in the British Virgin Islands and the People’s Republic of China (“PRC”) before income taxes during the periods as presented in these financial statements is summarized as follows:
	Three months ended June 30,
	2005	2006

Loss in the British Virgin Islands before income taxes	$(1,282)	$(43,652)
Income in the PRC before income taxes	1,760,208	4,044,019
	$1,758,926	$4,000,367

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

10.	INCOME TAXES (continued)

There is no income tax for companies domiciled in the British Virgin Islands. Accordingly, our financial statements do not present any income tax provisions or credits related to the British Virgin Islands tax jurisdiction. The provision for income tax relating to the PRC for the periods as presented in these financial statements are summarized as follows:

	Three months ended June 30,
	2005	2006

Current	$879,136	$1,124,711
Deferred	—	—
	$879,136	$1,124,711

As of June 30, 2006, we had no deferred tax assets and liabilities.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended June 30,
	2005	2006

Computed tax at the local PRC statutory rate of 33%	$870,984	$1,334,526
Non-deductible items	39,606	238,102
Tax concession	(496,685)	(857,797)
Surcharge at 0.5% per day on accrued taxes	465,231	409,880
Total provision for income at effective rate	$879,136	$1,124,711

The Group has its principal operations in the People’s Republic of China (“PRC”). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It had been the belief of the Group’s management that its PRC operations were exempt from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities regarding the tax exempt status of its PRC operations. In January 2006, management of the Group’s PRC operations took initiative to make tax payments to the PRC tax authorities for the Calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior Calendar years were reflected in the Group’s financial statements. According to PRC tax regulations, the Group may be subject to potential penalties for the late payment of taxes calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of June 30, 2006. No provision for the potential tax penalties has been made in the Group’s financial statements as management of the Group believes that the Group did not cause the late payment of taxes, and that the possibility of having to pay such late payment penalties is highly unlikely.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

11.	COMMITMENTS AND CONTINGENCIES

COMMITMENTS

In addition to the commitments as disclosed in the notes to the audited financial statements for fiscal years ended March 31, 2005 and 2006, the Group made additional commitments during the period from April to June 2006. In May, 2006, the Group entered into an agreement with an unrelated party for marketing and investor relation services for a period of one year. Under this agreement, a further $165,000 is due and payable ratably on a monthly basis over the period from June 2006 to May 2007, and an additional payment of $40,000 is due and payable upon the achievement of certain measurable targets.

CONTINGENCIES

As disclosed in Note 10, The Group has its principal operations in the PRC. Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group’s management that its PRC operations were exempted from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. In January 2006, management of the Group’s PRC operations took initiative to make tax payments to the PRC tax authorities for the calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior fiscal years were reflected in the Group’s financial statements. According to PRC tax regulations, the Group’s outstanding tax payables for calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of June 30, 2006. Under the Statements of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, it is required to accrue a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. SFAS defines the levels of probability as to whether or not future events will confirm the existence of a loss as follows: (1) probable - the future event or events are likely to occur, (2) reasonably possible - the chance of the future events occurring is more than remote but less than likely, and (3) remote - the chance of the future event or events occurring is slight. No provision for the potential tax penalties has been made in the Group’s financial statements as management of the Group believes the Group did not cause the late payment of taxes, and that the probability of having to pay such late payment penalties is remote.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, including the following "Management’s Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend, ” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

You should not rely on forward-looking statements as predictions of future events or results. Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions, risks and uncertainties and other factors which could cause actual events or results to be materially different from those expressed or implied in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks described in this Form 10-QSB under “Risk Factors” and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this report, except as required by applicable law.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-QSB to “we,” “us,” or “our” are to the combined business of China-Biotics, Inc. (“the Company”) and its wholly-owned direct subsidiaries, Sinosmart Group Inc. (“SGI”) and Growing State Limited (“GSL”), and SGI’s wholly-owned subsidiary, Shanghai Shining Biotechnology Co. Ltd. ("Shining”). References to “China” or to the “PRC” are references to the People’s Republic of China. All references to “dollars” or “$” refers to United States dollars.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are only sold in the Greater Shanghai region.

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. As a result, we have historically had a low cost of production. During the three months ended June 30, 2005 and 2006, substantially all our sales revenue comprises amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days’ credits are given to the distributors.

We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we opened our first pilot store in Shanghai in March 2006 and four more stores were opened during this quarter. We intend to open over 300 stores over the next two years. We expect that our stores will have a combination of full time staff and part time agents who will receive sales commissions. With our direct sales network, we will be selling to the end users, thereby capturing the margin previously made by our distributors and retail outlets. However, with more staff and agents there will be more selling and general and administrative expenses, with the result that we do not expect significant changes to our overall profit margins.

Our management believes that as China becomes more affluent, its citizens are becoming more health conscious. This has led to higher demand for health and functional food such as probiotics and yogurt. In addition, probiotics are increasingly used as additives in the production of infant formula. We expect that it will become mandatory for baby milk powders produced in China to have probiotics. Currently, the probiotics used in China for such purposes are imported. To capitalize on what we believe is a significant opportunity in this area, we have started a plan to construct a plant that will enable us to capture the anticipated demand for food additives. We expect the new plant will commence production in the second half of 2007 and start to make a significant contribution to our earnings in 2008. The costs of business expansion, expected to be approximately $16 million for the first phase, with the capability to undertake a second phase for an additional $14 million, will be financed by our internal working capital. In connection with our plan to build the new plant, on March 21, 2006, our wholly-owned subsidiary, Growing State Limited, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which we will construct a plant consisting bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year. As of June 30, 2006, we are still awaiting for the approval from the relevant government authorities on the leasing arrangement.

Results of Operations

Quarter Ended June 30, 2005 Compared with the Quarter Ended June 30, 2006

We achieved a net income of $2.88 million in the quarter ended June 30, 2006, which was 63% above our net income of $1.76 million for the quarter ended June 30, 2005. Our growth in net income primarily resulted from growth in our sales volume on our products. Shining Essence continued to be our best selling product, accounting for 62.06% of our sales revenue in the quarter ended June 30, 2006 (70.48% in the quarter ended June 30, 2005). The growth rate on this product’s sales volume was 65% in the quarter ended June 30, 2006 (24% in the quarter ended June 30, 2005). Growth rates on three of our other products (Shining Signal, Shining Golden Shield and Shining Energy) ranged from 57% to 187%. We launched several new products during the quarter ended March 31, 2006. These products contributed only 0.74% of our sales revenue in the quarter ended June 30, 2006.

During the quarter ended June 30, 2006, we opened four additional retail stores. As of June 30, 2006, we had a total of five direct sales retail outlets. We also spent $0.8 million to improve our existing production and research facilities.

Our results for the quarters ended June 30, 2005 and 2006 are summarized below:

	Three months ended June 30, 2005		Three months ended June 30, 2006
	Amount	% of Net sales	Amount	% of Net sales

Net sales	$4,312,847	100.00%	$8,002,964	100.00%
Cost of sales	(1,282,030)	-29.73%	(2,358,739)	-29.47%
Gross profit	$3,030,817	70.27%	$5,644,225	70.53%
Operating expenses:
Selling expenses	$(317,651)	-7.37%	$(1,269,532)	-15.86%
General and administrative expenses	(92,423)	-2.14%	(405,990)	-5.07%
Total operating expenses	$(410,074)	-9.51%	$(1,675,522)	-20.94%
Income from operations	$2,620,743	60.77%	$3,968,703	49.59%
Other income and expenses:
Other income	$17,319	0.40%	$35,523	0.44%
Other expenses	—	0.00%	(3,859)	-0.05%
Total other income (expenses)	$17,319	0.40%	$31,664	0.40%
Income before taxes	$2,638,062	61.17%	$4,000,367	49.99%
Provision for income taxes	(879,136)	-20.38%	(1,124,711)	-14.05%
Net income	$1,758,926	40.78%	$2,875,656	35.93%

Net sales

Net sales in our financial statements are stated at invoiced value less sales tax. Our net sales for the quarters ended June 30, 2005 and 2006 comprised of the following:

	Three months ended June 30,
	2005	2006
Invoiced value on sales	4,335,650	8,054,492
Less : sales tax	(22,803)	(51,528)
	4,312,847	8,002,964

Net sales of $8,002,964 for the quarter ended June 30, 2006 were 85.56% above the net sales of $4,312,847 for the quarter ended June 30, 2005. The increase was mainly because of increased sales volume.

The contributions of each product as a percentage of invoiced value on sales for the quarters ended June 30, 2005 and 2006 are summarized below:

	Three months ended June 30,
	2005	2006
Shining Essence Capsules	70.48%	62.06%
Shining Signal Capsules	13.10%	19.70%
Shining Golden Shield Capsules	10.10%	8.93%
Shining Energy Capsules	6.32%	8.57%
Miscellaneous	0.0%	0.74%
	100.00%	100.00%

Unit volume and unit prices comparatives (on the invoiced value of sales) for the quarters ended June 30, 2005 and 2006 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended June 30,
	2005			2006
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	24%	5%	29%	65%	-7%	58%
Shining Signal Capsules	14%	14%	28%	187%	-17%	170%
Shining Golden Shield Capsules	17%	4%	21%	57%	2%	59%
Shining Energy Capsules	66%	-26%	40%	120%	23%	143%
Miscellaneous	N/A	N/A	N/A	100%	N/A	100%

Cost of sales

Cost of sales for the quarter ended June 30, 2006 was $2,358,739 compared with $1,282,030 for the quarter ended June 30, 2005. The increase in cost of sales was primarily caused by increased sales volume. The average unit cost of all products, in fact, decreased despite increases in the overall material costs of approximately 20% in the quarter ended June 30, 2006. Because of tight control over production overhead, the increase in production volume resulted in a much lower overhead on a per unit basis. As a result, the average unit cost of production in the quarter ended June 30, 2006 was approximately16% lower than in the quarter ended June 30, 2005.

Unit volume and unit costs comparatives for the quarters ended June 30, 2005 and 2006 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended June 30,
	2005			2006
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	24%	-9%	15%	65%	-9%	56%
Shining Signal Capsules	14%	20%	34%	187%	-41%	146%
Shining Golden Shield Capsules	17%	8%	25%	57%	-12%	45%
Shining Energy Capsules	66%	-18%	48%	120%	2%	122%
Miscellaneous	N/A	N/A	N/A	100%	N/A	100%

Gross profit

Gross profit for the quarter ended June 30, 2006 was $5,644,225 compared with $3,030,817 for the quarter ended June 30, 2005. The increase in gross profit was primarily due to an increase in sales volume.

The contributions of each product as a percentage of total gross profit for the quarters ended June 30, 2005 and 2006 are summarized below:

	Three months ended June 30,
	2005	2006
	%	%
Shining Essence Capsules	76.58%	67.38%
Shining Signal Capsules	9.48%	15.45%
Shining Golden Shield Capsules	7.30%	6.97%
Shining Energy Capsules	6.64%	9.24%
Miscellaneous	0.00%	0.96%
	100.00%	100.00%

The average gross profit percentage for all of our product for the quarters ended June 30, 2005 and 2006 is summarized below:

	Three months ended June 30,
	2005	2006

Average for all products	70.43%	70.72%

Selling expenses

Selling expenses were $1,269,532 or 15.86% of net sales for the quarter ended June 30, 2006 compared with $317,651 or 7.37% of net sales for the quarter ended June 30, 2005. The increase was mainly attributable to an increase in advertising expenses, which was the most significant item included in selling expenses. Advertising expenses accounted for 87% of total selling expenses for the quarter ended June 30, 2006 (73% for the quarter ended June 30, 2005). Management believes that the increase in advertising expenses was a significant reason for the 85% increase in sales revenue in the quarter ended June 30, 2006.

General and administrative expenses

General and administrative expenses were $405,990 or 5.07% of net sales for the quarter ended June 30, 2006 compared with 92,423 or 2.14% of net sales for the quarter ended June 30, 2005. The increase of $313,567 was primarily due to the additional administrative expenses incurred to support a large volume of business, and our commencement of an investor relations program. The following items, in total, accounted for 88% of the increase: (a) an increase in consulting fees incurred by our main production/sales unit in Shanghai of $164,955, (b) an increase in administrative personnel costs of $70,599, and (c) $41,619 of investor relations expenses.

Provision for income taxes

Provision for income taxes for the quarters ended June 30, 2005 and 2006 comprised the following items:

	Three months ended June 30,
	2005	2006

Income taxes	$413,905	$714,831
Surcharge at 0.5% per day on accrued taxes	465,231	409,880
Total provision for income	$879,136	$1,124,711

The increase in income taxes was due to higher income before taxes which increased 51.6%. The tax surcharge was accrued for unpaid taxes relating to calendar years prior to 2005.

Our principal operations are in China. Business enterprises established in China are subject to income taxes and value added taxes under Chinese tax laws and regulations unless they have exemptions. We have made tax payments to the Chinese tax authorities for 2005. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities regarding the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future.  Accordingly, our financial statements contain full provisions for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future.

According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 times the taxes payable) to $49 million (if calculated based on five times the amount of taxes payable) as of June 30, 2006. No provision for the potential tax penalties has been made in our financial statements as our management believes that the possibility of having to pay the penalties is remote.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For the quarters ended June 30, 2005 and 2006, we had only one reporting segment—the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers, and no single customer accounted for 10% or more of our total sales.

Liquidity and Capital Resources

We had cash of $20.03 million and working capital of $12.93 million as of June 30, 2006. We started to pay taxes in early 2006 in respect of the 2005 fiscal year. Prior to that, we did not pay taxes. As a result, during the quarter ended June 30, 2005, cash generated from operations of $2.30 million was higher than the net income for the period of $1.78 million. Cash generated from operations for the quarter ended June 30, 2006 of $0.95 million was lower than net income for the period of $2.88 million reflecting the payment of taxes and higher working capital needs, mainly increases in accounts receivable.

We had capital expenditures totaling $0.8 million in the quarter ended June 30, 2006, primarily on improvements to production and research facilities. We did not spend any cash on acquisition of assets in fiscal year 2005. We plan to invest approximately $18 million in the coming two years for a new plant with a 150 ton production capacity and to open over 300 direct sales outlets.

We did not have any cash flows from/used in financing activities for the quarter ended June 30, 2006. We used $8.56 million in financing activities during the quarter ended June 30, 2005. A summary of our financing activities cash flow is as follows:

	Three months ended June 30,
	2005	2006
	$' Million	$' Million
CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related parties	(1.71)	—
Payment of liquidating dividends (in form of purchase consideration) to previous owners of the subsidiary in conjunction with acquisition of subsidiary	(6.85)	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(8.56)	—

Shining, our wholly-owned subsidiary, made advances to its equity holders (whom are referred to as related parties in the summary above) prior to the share exchange under which it became our wholly-owned subsidiary. The total amount of $1.71 million of advances was fully repaid to us in March 2006, shortly after the share exchange.

Taking into account our current cash position and our anticipated cash flows from operations, we expect we will be able to meet all our funding needs, including payments required in the next twelve months to settle our contractual obligations, for the construction of our new plant and for our opening of new stores. No assurance, however, can be given that our business plan will succeed. In the event that our business plan does not materialize as predicted, we may need to seek for external financing to fund our expansion plan. There can be no assurance that we will be able to raise needed capital on favorable terms, if at all. In addition, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds.

Inflation

We believe that inflation has not had a material impact on our results of operations for the quarters ended June 30, 2005 and 2006.

Seasonality

Typically, 60% of our sales take place in the second half of the fiscal year. We may experience additional seasonal variations in our future revenues and our operating costs due to seasonality, however, we do not believe that these variations will be material.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Research and Development Expenditures

We have a research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conducts research and development into complimentary technology, including genetically engineered drugs, drug delivery solutions and Chinese medicine, in an effort formulate solutions to address specific health problems and expand our product line. We incurred research and development costs of approximately RMB180,306 in the three months ended June 30, 2006 and 112,727 in the three months ended June 30, 2005. Such research and development costs are mainly comprised of staff salaries in the research and development division, which were included as part of the production costs in the Company’s financial statements for such periods.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-KSB for the fiscal year ended March 31, 2006, and this Form 10-QSB should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended June 30, 2005 and 2006. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We have not experienced situations causing us to caste doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $13,517,664 as of June 30, 2006, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form-10QSB and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

Use of estimates as applied to potential penalties for the late payment of taxes

As disclosed in our financial statements for the fiscal years ended March 31, 2005 and 2006, we have made tax payments to the Chinese tax authorities for 2005. We believe that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future. Accordingly, our financial statements contain full provisions for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future.

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of June 30, 2006. Under the Statements of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, it is required to accrue a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. SFAS defines the levels of probability as to whether or not future events will confirm the existence of a loss as follows: (1) probable - the future event or events are likely to occur, (2) reasonably possible - the chance of the future events occurring is more than remote but less than likely, and (3) remote - the chance of the future event or events occurring is slight. No provision for the potential tax penalties has been made in our financial statements as we believe we did not cause the late payment of taxes, and that the probability of having to pay such late payment penalties is remote. We have reviewed our tax situation up to the date of this Form-10QSB, and concluded that the probability of having to pay such late payment penalties remains remote.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005, and accordingly, adoption of this statement for new accounting provisions is required for our fiscal year beginning April 1, 2006. The adoption of this statement is not expected to have any effect on our financial condition or results of operations.

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

In March 2006, FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose 'Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.

We believe that this statement will not have a significant impact on our financial statement.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FIN 46R be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. The Company will adopt the guidance in FSP FIN 46(R)-6 prospectively beginning September 1, 2006 to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. We do not expect the adoption of FSP FIN 46(R)-6 to have a material impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48).  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this Interpretation will have a material impact on our financial position, results of operations or cash flows.

In June 2006, the EITF reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-03). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We believe the adoption of EITF 06-03 will not have a material impact on our method for recording and reporting these type taxes in its consolidated financial statements, as the Company’s policy is to exclude all such taxes from revenue.

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

We intend to expand our operations into the bulk additive business through the supply of high quality probiotics to be used as additives in dairy products to manufacturers in China. We plan to construct a new production plant with a 150-ton capacity which can accommodate our new bulk additive business. This will expose us to many risks, including the following:

●	there may not be sufficient market demand for bulk probiotics additives or our products in particular;

●	we may experience delays and cost overruns during construction of our new facility which may result in losses; and

●	we may experience substantial start up losses when the plant is first commissioned.

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

In addition, we have been selling through distributors since our first product, Shining Essence, was launched in the market in April 2001. We opened our first retail store in March 2006. We intend to expand our operations by opening new retail stores or introducing a franchise structure to facilitate direct sales of our products to customers. We have hired consultants who have many years of experience in the direct selling industry to develop this new line of business, but there is no assurance that we can successfully implement our direct selling model.

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

In addition, we believe that over the last five years, our “Shining” brand has become a highly recognizable brand in our industry in Shanghai. To protect this brand, which we consider important to our continued success, we have registered four trademarks in China. If our competitors introduce products of inferior qualities to the market using trademarks that are confusingly similar to the “Shining” trademarks, our reputation and operating results will be adversely affected.

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

Government regulation of our retail prices and advertising methods may adversely affect our results of operations.

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

We currently conduct our business solely in China. Changes in the economic and political situation in China and the economic, financial, fiscal and other policies adopted by the Chinese government may affect our operations, performance and profitability. The economy of China differs from the economies of most developed countries in many respects, including:

●	structure;

●	extent of government involvement;

●	level of development;

●	growth rate;

●	control of foreign exchange; and

●	allocation of resources.

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

Our common stock is currently quoted on the OTC Bulletin Board. Securities quoted on the OTC Bulletin Board tend to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

●	the lack of readily available price quotations;

●	the absence of consistent administrative supervision of "bid" and "ask" quotations;

●	lower trading volume; and

●	market conditions.

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

Volitality in the price of our common stock may cause it to be classified as penny stock, which will result in limits on trading and our stock price could decline.

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

Rules promulgated by the SEC under Section 15(g) of the U.S. Securities Exchange Act of 1934, or Exchange Act, require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents, including:

●	a standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

●	all compensation received by the broker-dealer in connection with the transaction;

●	current quotation prices and other relevant market data; and

●	monthly account statements reflecting the fair market value of the securities.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit 31 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * *

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA-BIOTICS, INC. (Registrant)
Date: August 14, 2006	/s/ Song Jinan
Song, Chief Executive Officer, Chief Financial Officer, Controller, Director and Secretary