Form 10QSB
period 2006-09-30
CHINA-BIOTICS, INC
filed 2006-11-14
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
☐ Yes ☒ No

As of November 13, 2006, 17,080,000 shares of the Issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

TABLE OF CONTENTS

		Page
Part I - Financial Information
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS	13
ITEM 3.	CONTROLS AND PROCEDURES	24
Part II - Other Information
ITEM 6.	EXHIBITS	25
SIGNATURES		26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	March 31, 2006	September 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$19,840,812	$23,934,174
Restricted cash	752,778	635,993
Accounts receivable	10,941,595	11,224,075
Deposit Paid	-	210,614
Inventories	257,584	302,492
Prepayment	31,200	136,659
Travel advances	8,972	8,935

Total current assets	$31,832,941	$36,452,942
Plant and equipment, net	1,594,047	2,721,253
Total assets	$33,426,988	$39,174,195
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,826,441	$1,406,428
Tax payables	15,316,318	17,067,341
Loan from stockholders	2,290,230	2,318,007
Other payables and accruals	1,656,987	1,407,358
Total current liabilities	$21,089,976	$22,199,134
Commitments and contingencies
Stockholders' equity:
Preferred stock-par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, par value $0.0001, 100,000,000 shares authorized, 17,080,000 shares issued and outstanding	1,708	1,708
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	1,379,914	5,836,933
Accumulated other comprehensive income (loss)	66,565	247,595
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders' equity	$12,337,012	$16,975,061
Total liabilities and stockholders' equity	$33,426,988	$39,174,195

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Three months ended September 30,		Six months ended September 30,
	2005	2006	2005	2006
Net sales	$4,070,370	$5,467,037	$8,383,217	$13,470,001
Cost of sales	(1,234,678)	(1,650,364)	(2,516,708)	(4,009,103)
Gross profit	$2,835,692	$3,816,673	$5,866,509	$9,460,898
Operating expenses:
Selling expenses	$(581,992)	$(952,454)	$(899,643)	$(2,221,986)
General and administrative expenses	(57,898)	(384,734)	(150,321)	(790,724)
Total operating expenses	$(639,890)	$(1,337,188)	$(1,049,964)	$(3,012,710)
Income from operations	$2,195,802	$2,479,485	$4,816,545	$6,448,188
Other income and expenses:
Other income	$10,878	$68,855	$28,197	$104,378
Other expenses	-	(34,886)	-	(38,745)
Total other income (expenses)	$10,878	$33,969	$28,197	$65,633
Income before taxes	$2,206,680	$2,513,454	$4,844,742	$6,513,821
Provision for income taxes	(818,615)	(932,091)	(1,697,751)	(2,056,802)
Net income	$1,388,065	$1,581,363	$3,146,991	$4,457,019

Earnings per share:
Basic and diluted	$1.24	$0.09	$2.81	$0.26

Weighted average shares outstanding
Basic and diluted	1,118,600	17,080,000	1,118,600	17,080,000

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Capital & Statutory
	Shares	Amount	Capital	Earnings	Income	Reserves	Total

Balance- March 31, 2006 (audited)	17,080,000	$1,708	$7,863,031	$1,379,914	$66,565	$3,025,794	$12,337,012
Comprehensive income:
Net income	-	-	-	4,457,019	-	-	4,457,019
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	-	-	-	181,030	-	181,030
Total comprehensive income							4,638,049

Balance- September 30, 2006	17,080,000	$1,708	$7,863,031	$5,836,933	$247,595	$3,025,794	$16,975,061

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Six months ended September 30,
	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,146,991	$4,457,019
Adjustment for:
Depreciation	296,018	220,104
Gain on disposal of plant and equipment	-	(14,793)
(Increase)/Decrease in restricted cash	-	114,037
(Increase)/Decrease in accounts receivable	874,053	(140,449)
(Increase)/Decrease in other receivables	482,834	(209,030)
(Increase)/Decrease in inventories	237,818	(41,775)
(Increase)/Decrease in prepayments	-	(104,876)
Increase/(Decrease) in accounts payable	140,138	(358,998)
Increase/(Decrease) in income tax, surcharge tax and dividends withholding tax	1,697,751	2,056,803
Increase/(Decrease) in other payables and accruals, and value added tax payable	(1,008,008)	(771,307)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,883,611	$5,206,735
CASH FLOWS USED IN INVESTING ACTIVITIES
Sales proceeds from disposal of plant and equipment	-	14,793
Additions of fixed assets	-	(1,317,328)
NET CASH PROVIDED BY INVESTING ACTIVITIES	$-	$(1,302,535)
CASH FLOWS FROM FINANCING ACTIVITIES
Temporary advance from shareholders	$1,500,609	$-
Repayment on temporary advance from shareholders	(1,500,609)	-
Advances to related parties	(1,712,646)	-
Distribution to previous owners of subsidiary	(6,542,727)	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	$(8,255,373)	$-
Effect of exchange rate changes on cash	$125,733	$189,162
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$(246,029)	$4,093,362
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	10,271,503	19,840,812
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$10,025,474	$23,934,174

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

(a)
The Unaudited Condensed Consolidated Balance Sheet as of September 30, 2006 includes the accounts of SGI, Shining, Growing State Limited (“GSL”), Growing Bioengineering (Shanghai) Co. Limited (“GBS”) and our company.

(b)
The Unaudited Condensed Consolidated Statements of Operations and the Unaudited Condensed Consolidated Statements of Cash Flow for the three months and six months ended September 30, 2005 and 2006 reflect the following:(i) result of operations and cash flow of SGI, Shining and GSL from June 1, 2005 to September 30, 2005 and from April 1, 2005 to September 30, 2005 respectively and (ii) result of operations and cash flow of SGI, Shining, GSL, GBS and our company from June 1, 2006 to September 30, 2006 and from April 1, 2005 to September 2006 respectively. The earnings per share as shown on the Unaudited Condensed Consolidated Statements of Operations were computed based on the weighted average number of shares of our outstanding common stock after giving effect to the recapitalization and reverse acquisition accounting treatment as set out in Note 1 to our audited financial statements for fiscal year ended March 31, 2006.

(c)	The Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended September 30, 2006 includes the accounts of SGI, Shining, GSL, GBS and our company.

In preparing the unaudited interim financial statements presented herewith, all significant intercompany balances and transactions have been eliminated on consolidation.

The term “Group”, as used in these unaudited interim financial statements, refers to a group of companies comprising SGI, Shining and GSL for any period prior to March 22, 2006; and to a group of companies comprising the Company, SGI, Shining GSL and GBS for any period from March 23, 2006.

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

	Date of issue or purchase (as-if basis for the Company's	No. of SGI	No. of the Company's common stock (Restated for recapitalization	No. of days outstanding Three months ended September 30,		Weighted average number of outstanding common stock Three months ended September 30,
	common stock)	ordinary shares	of SGI)	2005	2006	2005	2006
Number of days in reporting period				92	92
SGI existing shares as of March 31, 2004	Pre- 3/31/2004	1,000	1,118,600	92	92	1,118,600	1,118,600
SGI issued new shares upon receipt of cash	3/15/2006	9,000	10,067,400	-	92	-	10,067,400
SGI issued new shares for convertible bond conversion	3/22/2006	1,429	2,924,000	-	92	-	2,924,000
SGI issued new shares for cash of $5M under private placement	3/22/2006	2,858	1,870,000	-	92	-	1,870,000
		14,287
Stock issued in exchange for 14,287 shares of SGI stock (100% equity in SGI)			15,980,000
The Company's stock at time of reverse acquisition
Existing stock in issue at time of reverse acquisition	3/22/2006		25,481,004	-	92	-	25,481,004
Stock held in treasury prior to reverse acquisition	3/22/2006		(4,381,004)	-	92	-	(4,381,004)
Repurchased stock from Stan Ford in conjunction with reverse acquisition	3/22/2006		(20,000,000)	—	92	—	(20,000,000)
			17,080,000			1,118,600	17,080,000

Date of issue or purchase (as-if basis for the Company's common stock)	No. of SGI ordinary shares	No. of the Company's common stock (Restated for recapitalization of SGI)	No. of days outstanding Three months ended September 30,		Weighted average number of outstanding common stock Three months ended September 30,
			2005	2006	2005	2006
Number of days in reporting period				183	183
SGI existing shares as of March 31, 2004	Pre- 3/31/2004	1,000	1,118,600	183	183	1,118,600	1,118,600
SGI issued new shares upon receipt of cash	3/15/2006	9,000	10,067,400	-	183	-	10,067,400
SGI issued new shares for convertible bond conversion	3/22/2006	1,429	2,924,000	-	183	-	2,924,000
SGI issued new shares for cash of $5M under private placement	3/22/2006	2,858	1,870,000	-	183	-	1,870,000
		14,287
Stock issued in exchange for 14,287 shares of SGI stock (100% equity in SGI)			15,980,000
The Company's stock at time of reverse acquisition
Existing stock in issue at time of reverse acquisition	3/22/2006		25,481,004	-	183	-	25,481,004
Stock held in treasury prior to reverse acquisition	3/22/2006		(4,381,004)	-	183	-	(4,381,004)
Repurchased stock from Stan Ford in conjunction with reverse acquisition	3/22/2006		(20,000,000)	-	183	-	(20,000,000)
			17,080,000			1,118,600	17,080,000

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

As of September 30, 2006, the Group had cash deposits of $23.9 million placed with several banks in the People’s Republic of China (“PRC”), which includes the Special Administrative Region of Hong Kong, where there is currently no rules or regulations in place for obligatory insurance of bank accounts.

As of September 30, 2006, the Group had a cash deposit of $635,993 placed with a bank in the United States, which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 for each customer account. $535,993 of the Group’s cash deposit at this bank therefore was in excess of the FDIC insured limit. This cash deposit has been shown under the caption “Restricted cash” in these financial statements.

For the three months and six months ended September 30, 2005 and 2006, all of the Group’s sales arose in the PRC. In addition, all accounts receivable as at September 30, 2006 also arose in the PRC.

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

The marketing expenses that are covered include payment for the creation of a website, the publication of company newsletters, the procurement of independent research coverage, and the preparation of press releases and presentations. The executive officer search expenses primarily cover the payment to consultants and search firms for the recruitment of senior management and may also cover the appointment of independent directors, if applicable.

As of September 30, 2006, the balance in this escrow account was $635,993.

5. ACCOUNTS RECEIVABLE

The Group’s accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2006	September 30, 2006
Trade receivables	$10,941,595	$11,224,075
Less : Allowances for doubtful debt	-	-
	$10,941,595	$11,224,075

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

6. INVENTORIES

The Group’s inventories as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2006	September 30, 2006
Raw materials	$188,112	$124,819
Work-in-progress	50,362	27,441
Finished goods	19,110	150,232
	$257,584	$302,492

7. PLANT AND EQUIPMENT

The Group’s plant and equipment as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2006	September 30, 2006
Plant and machinery	$3,093,152	$3,375,599
Office equipment	1,101,779	1,637,338
Motor vehicles	28,716-	-
Leasehold improvements	-	562,840
	4,223,647	5,575,777
Less: Accumulated depreciation	(2,629,600)	(2,854,524)
	$1,594,047	$2,721,253

8. TAX PAYABLES

The Group’s tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2006	September 30, 2006
Value added tax and other taxes	$4,393,629	$3,936,137
Income tax	3,169,773	3,771,654
Surcharge tax	4,393,213	5,959,089
Dividends withholding tax	3,359,703	3,400,461
	$15,316,318	$17,067,341

9. COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share. The common stock as of September 30, 2006, as presented in these financial statements, comprise the following:

	March 31, 2006		Changes from April 1, 2006 to September 30, 2006		September 30, 2006
	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001
In issue	41,461,004	$4,146	-	$-	41,461,004	$4,146
Stock held in treasury (Treasury stock)	(24,381,004)	(2,438)	-	-	(24,381,004)	(2,438)
Issued and outstanding	17,080,000	$1,708	-	$-	17,080,000	$1,708

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

10. INCOME TAXES

The income (loss) generated in the British Virgin Islands and the People’s Republic of China (“PRC”) before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended September 30,		Six months ended September 30,
	2005	2006	2005	2006
Income/(Loss) in the British Virgin Islands before income taxes	$2,785	$(198,315)	$1,503	$(241,967)
Income in the PRC before income taxes	2,203,895	2,711,769	3,964,103	6,755,788
	$2,206,680	$2,513,454	$3,965,606	$6,513,821

There is no income tax for companies domiciled in the British Virgin Islands. Accordingly, our financial statements do not present any income tax provisions or credits related to the British Virgin Islands tax jurisdiction. The provision for income tax relating to the PRC for the periods as presented in these financial statements are summarized as follows:

Three months ended September 30,		Six months ended September 30,
2005	2006	2005	2006
Current	$818,615	$932,091	$1,697,751	$2,056,802
Deferred	-	-	-	-
	$818,615	$932,091	$1,697,751	$2,056,082

As of September 30, 2006, we had no deferred tax assets and liabilities.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

Three months ended September 30,		Six months ended September 30,
2005	2006	2005	2006
Computed tax at the local PRC statutory rate of 33%	$727,285	$894,885	$1,598,269	$2,229,411
Non-deductible items	33,072	2,567	72,678	240,669
Tax concession	(414,740)	(489,519)	(911,425)	(1,347,316)
Surcharge at 0.5% per day on accrued taxes	472,998	524,158	938,229	934,038
Total provision for income at effective rate	$818,615	$932,091	$1,697,751	$2,056,802

The Group has its principal operations in the People’s Republic of China (“PRC”). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It had been the belief of the Group’s management that its PRC operations were exempt from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities regarding the tax exempt status of its PRC operations. In January 2006, management of the Group’s PRC operations took initiative to make tax payments to the PRC tax authorities for the Calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior Calendar years were reflected in the Group’s financial statements. According to PRC tax regulations, the Group may be subject to potential penalties for the late payment of taxes calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of September 30, 2006. No provision for the potential tax penalties has been made in the Group’s financial statements as management of the Group believes that the Group did not cause the late payment of taxes, and that the possibility of having to pay such late payment penalties is highly unlikely.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

In addition to the commitments as disclosed in the notes to the audited financial statements for fiscal years ended March 31, 2005 and 2006, the Group made additional commitments during the period from April to September 2006. In May, 2006, the Group entered into an agreement with an unrelated party for marketing and investor relation services for a period of one year. Under this agreement, a further $165,000 is due and payable ratably on a monthly basis over the period from June 2006 to May 2007, and an additional payment of $40,000 is due and payable upon the achievement of certain measurable targets.

CONTINGENCIES

As disclosed in Note 10, The Group has its principal operations in the PRC. Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group’s management that its PRC operations were exempted from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. In January 2006, management of the Group’s PRC operations took initiative to make tax payments to the PRC tax authorities for the calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior fiscal years were reflected in the Group’s financial statements. According to PRC tax regulations, the Group’s outstanding tax payables for calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of September 30, 2006. Under the Statements of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, it is required to accrue a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. SFAS defines the levels of probability as to whether or not future events will confirm the existence of a loss as follows: (1) probable - the future event or events are likely to occur, (2) reasonably possible - the chance of the future events occurring is more than remote but less than likely, and (3) remote - the chance of the future event or events occurring is slight. No provision for the potential tax penalties has been made in the Group’s financial statements as management of the Group believes the Group did not cause the late payment of taxes, and that the probability of having to pay such late payment penalties is remote.

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

You should not rely on forward-looking statements as predictions of future events or results. Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions, risks and uncertainties and other factors which could cause actual events or results to be materially different from those expressed or implied in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks described under “Risk Factors” in our Forms 10-KSB, Forms 10-QSB and other SEC filings. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this report, except as required by applicable law.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-QSB to “we,” “us,” or “our” are to the combined business of China-Biotics, Inc. (“the Company”) and its wholly-owned direct subsidiaries, Sinosmart Group Inc. (“SGI”) and Growing State Limited (“GSL”), and SGI’s wholly-owned subsidiary, Shanghai Shining Biotechnology Co. Ltd. ("Shining”), and GSL’s wholly-owned subsidiary, Growing Bioengineering (Shanghai) Co. Ltd. (“GBS”). References to “China” or to the “PRC” are references to the People’s Republic of China. All references to “dollars” or “$” refers to United States dollars.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are only sold in the Greater Shanghai region.

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the year ended March 31, 2006 and the quarter ended June 30, 2006, substantially all our sales revenue comprised amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days’ credits are given to the distributors.

Our first product, Shining Essence, which was launched in April 2001, remains our best-selling product. Sales of Shining Essence represented approximately 70% and 68% of our total sales for the years ended March 31, 2005 and 2006, respectively, and 62.06% for the quarter ended June 30, 2006. In addition to Shining Essence, we have successfully created other new products, such as Shining Signal. As we release new products in the future, we expect the percentage contribution of Shining Essence to our total sales to decrease. As our products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production.

We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we opened our first pilot store in Shanghai in March 2006 and intend to open over 300 stores over the next two years. We expect that the additional demands from opening new stores will be met initially by increasing production from our existing plant, which currently has spare capacity, and in the longer term from our new plant by the end of 2007. We expect that our stores will have a combination of full time staff and part time agents who will receive sales commissions. With our direct sales network, we will be selling to the end users, thereby capturing the margin previously made by our distributors and retail outlets. However, with more staff and agents there will be more selling and general and administrative expenses, with the result that we do not expect significant changes to our overall profit margins.

Our management believes that as China becomes more affluent, its citizens are becoming more health conscious. This has led to higher demand for health and functional food such as probiotics and yogurt. In addition, probiotics are increasingly used as additives in the production of infant formula. Based on informal discussions with officials from the Ministry of Health, we expect that it will become mandatory for baby milk powders produced in China to have probiotics. Currently, the probiotics used in China for such purposes are imported. To capitalize on what we believe is a significant opportunity in this area, we have started a plan to construct a plant that will enable us to capture the anticipated demand for food additives. We expect the new plant will commence production by the end of 2007 and start to make significant contribution to our earnings in 2008. The costs for business expansion, expected to be approximately $18 million for the first phase, will be financed by our internal working capital. In connection with our plan to build the new plant, on March 21, 2006, our wholly-owned subsidiary, Growing State Limited, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which we will construct a plant consisting bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year. We have applied for a tax registration license for Growing Bioengineering (Shanghai) Co. Limited in connection with our new plant. In addition, we have made a construction application relating to the new plant. As of September 30, 2006, we are still awaiting these government approvals.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:

•
Increasing demand for functional food products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and dietary supplements to increase.

•
Curtailment of the use of antibiotics and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health.

•
Increasing demand for dairy product additives. The demand for functional foods and foods that use probiotic supplements is growing at a significant rate and our management believes that it will continue to do so. Moreover, based on informal discussions with officials at the Chinese Ministry of Health, we expect that the Chinese Ministry of Health will make it mandatory for baby milk powders sold in China to contain live bacteria.

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through:

•
The introduction of bulk additives products.  We believe we are poised to achieve first-mover advantage into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production by the end of December 2007 and which we believe will start to make significant contribution to our earnings in 2008. Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum, is expected to cost $18 million, $16 million of which we anticipate will be paid in the fiscal year ending March 31, 2007 and the balance by the year end of 2007. Subsequent phases of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility, and may increase the overall project costs to an estimated $30 million. The construction cost of the plant will be funded by cash at hand and cash inflow from operations. In connection with our plan to build the new plant, on March 21, 2006, our wholly-owned subsidiary, Growing State Limited, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which we will construct a plant consisting bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year. As of September 30, 2006, we are still awaiting for the approval from the relevant government authorities on the leasing arrangement.

•
The geographical expansion of retail sales through direct sales and traditional sales channels. We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we opened our first pilot store in Shanghai in March 2006 and intend to open over 300 stores over the next two years. We expect that the additional demands from opening new stores will be met initially by increasing production from our existing plant, which currently has spare capacity, and in the longer term from our new plant that will have a capacity of 150-300 tons. The initial, 150-ton phase of our new plant is scheduled to commence operations by the end of 2007. With our direct sales network, we will be selling to the end users, thereby capturing the margin previously made by our distributors and retail outlets. However, with more staff and agents there will be more selling and general and administrative expenses, with the result that we do not expect significant changes to our overall profit margins.

•
The development of new products.  We have introduced several new products which are sold exclusively in our stores. We plan to continue to develop new products aimed at improving the general health conditions of humans, enhancing their immune system and reducing health problems to strengthen our product pipeline so that we may offer a wider array of products for sale in the Shining stores.

Our operation is generally not labor-intensive. We employed 178 people as of September 30, 2006. Our general and administrative expenses, comprising mainly of salaries and audit expenses, were $0.8 million for the fiscal year ended March 31, 2006 and $.4 million for the quarter ended June 30, 2006. The construction of our new plant and the creation of the new direct sales network will result in significant increases in our number of employees as we expect to add over 1,000 staff and employees over the next two years. We also intend to recruit senior executives such as CFO to strengthen our management team. However, as wages in China are relatively inexpensive, we expect that labor costs will remain insignificant.

In addition, we engage in selective television advertising and promotional events. Our selling expenses, which comprise mainly advertising expenses, have averaged approximately 11% of our sales over the quarters ended June 30, 2006 and 2005.

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

Results of Operations

Quarter Ended September 30, 2006 Compared with the Quarter Ended September 30, 2005

We achieved a net income of $1.58 million in the quarter ended September 30, 2006, which was 14% above our net income of $1.39 million for the quarter ended September 30, 2005. Our growth in net income primarily resulted from growth in our sales volume on our products. Shining Essence continued to be our best selling product, accounting for 60.86% and 61.58% of our sales revenue for the three months and six months ended September 30, 2006, respectively (74.01% and 72.18% for the three months and six months ended September 30, 2005, respectively). Shining Essence’s sales volume grew by was 4% and 34% for the three months and six months ended September 30, 2006, respectively (59% and 40% for the three months and six months ended September 30, 2005, respectively). The growth in sales volume of three of our other products (Shining Signal, Shining Golden Shield and Shining Energy) ranged from 17% to143% and 38% to 167% for the three months and six months ended September 30, 2006 respectively. We launched several new products during the quarter ended March 31, 2006. These products contributed only 0.44% of our sales revenue for the six months ended September 30, 2006.

During the quarter ended September 30, 2006, four additional retail stores were under construction and are expected to be opened in November 2006. As of September 30, 2006, we had a total of five direct sales retail outlets in operation. We also spent $1.3 million to improve our existing production and research facilities in the six months ended September 30, 2006.

Our results for the three months and six months ended September 30, 2005 and 2006 are summarized below:

	Three months ended September 30, 2005		Three months ended September 30, 2006
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$4,070,370	100.00%	$5,467,037	100.00%
Cost of sales	(1,234,678)	-30.33%	(1,650,364)	-30.19%
Gross profit	$2,835,692	69.67%	$3,816,673	69.81%
Operating expenses:
Selling expenses	$(581,992)	-14.30%	$(952,454)	-17.42%
General and administrative expenses	(57,898)	-1.42%	(384,734)	-7.04%
Total operating expenses	$(639,890)	-15.72%	$(1,337,188)	-24.46%
Income from operations	$2,195,802	53.95%	$2,479,485	45.35%
Other income and expenses:
Other income	$10,878	0.27%	$68,855	1.26%
Other expenses	-	0.00%	(34,886)	-0.64%
Total other income (expenses)	$10,878	0.27%	$33,969	0.62%
Income before taxes	$2,206,680	54.21%	$2,513,454	45.97%
Provision for income taxes	(818,615)	-20.11%	(932,091)	-17.05%
Net income	$1,388,065	34.10%	$1,581,363	28.93%

	Six months ended September 30, 2005		Six months ended September 30, 2006
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$8,383,217	100.00%	$13,470,001	100.00%
Cost of sales	(2,516,708)	-30.02%	(4,009,103)	-29.76%
Gross profit	$5,866,509	69.98%	$9,460,898	70.24%
Operating expenses:
Selling expenses	$(899,643)	-10.73%	$(2,221,986)	-16.50%
General and administrative expenses	(150,321)	-1.79%	(790,724)	-5.87%
Total operating expenses	$(1,049,964)	-12.52%	$(3,012,710)	-22.37%
Income from operations	$4,816,545	57.46%	$6,448,188	47.87%
Other income and expenses:
Other income	$28,197	0.34%	$104,378	0.77%
Other expenses	-	0.00%	(38,745)	-0.29%
Total other income (expenses)	$28,197	0.34%	$65,633	0.48%
Income before taxes	$4,844,742	57.80%	$6,513,821	48.35%
Provision for income taxes	(1,697,751)	-20.25%	(2,056,802)	-15.27%
Net income	$3,146,991	37.55%	$4,457,019	33.08%

Net sales

Net sales in our financial statements are stated at invoiced value less sales tax. Our net sales for the three months and six months ended September 30, 2005 and 2006 comprised of the following:

	Three months ended September 30,		Six months ended September 30,
	2005	2006	2005	2006
Invoiced value on sales	$4,092,415	$5,500,785	$8,428,065	$13,555,277
Less : sales tax	(22,045)	(33,748)	(44,848)	(85,276)
	$4,070,370	$5,467,037	$8,383,217	$13,470,001

Net sales of $5,467,037 for the quarter ended September 30, 2006 were 34.31% above the net sales of $4,070,370 for the quarter ended September 30, 2005. Net sales of $13,470,001 for the six months ended September 30, 2006 were 60.68% above the net sales of $8,383,217 for the six months ended September 30, 2005. The increase was mainly attributable to increased sales volume.

The contributions of each product as a percentage of invoiced value on sales for the three months and six months ended September 30, 2005 and 2006 respectively are summarized below:

	Three months ended September 30,		Six months ended September 30,
	2005	2006	2005	2005
Shining Essence Capsules	74.01%	60.86%	72.18%	61.58%
Shining Signal Capsules	11.50%	22.21%	12.33%	20.71%
Shining Golden Shield Capsules	9.11%	8.44%	9.62%	8.73%
Shining Energy Capsules	5.38%	8.49%	5.87%	8.54%
Miscellaneous	0.0%	-%	0.0%	0.44%
	100%	100%	100%	100%

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months and six months ended September 30, 2005 and 2006 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended September 30,
	2005			2006
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	59%	-5%	51%	4%	1%	5%
Shining Signal Capsules	40%	-7%	30%	143%	2%	148%
Shining Golden Shield Capsules	20%	1%	21%	17%	2%	19%
Shining Energy Capsules	33%	-1%	32%	75%	15%	101%
Miscellaneous	N/A	N/A	N/A	N/A %	N/A	N/A %

	Percentages increase (decrease) from the prior year
	Six months ended September 30,
	2005			2006
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	40%	-%	40%	34%	-1%	33%
Shining Signal Capsules	25%	3%	29%	167%	-2%	162%
Shining Golden Shield Capsules	18%	2%	20%	38%	1%	39%
Shining Energy Capsules	50%	-9%	36%	100%	13%	126%
Miscellaneous	N/A	N/A	N/A	100%	N/A	100%

Cost of sales

Cost of sales for the three months ended September 30, 2006 was $1,650,364 compared with $1,234,678 for the three months ended September 30, 2005. Cost of sales for the six months ended September 30, 2006 was $4,009,103 compared with $2,516,708 for the six months ended September 30, 2005. The increase in cost of sales was primarily caused by increased sales volume. The increase in production volume has resulted in slightly lower overhead on a per unit basis. As a result, the average unit cost of production in the three months and six months ended September 30, 2006 was approximately 3% and 11% respectively lower than the corresponding periods of last year.

Unit volume and unit costs comparatives for the three months and six months ended September 30, 2005 and 2006 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended September 30,
	2005			2006
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	59%	-6%	49%	4%	-4%	-%
Shining Signal Capsules	40%	-8%	29%	143%	-4%	133%
Shining Golden Shield Capsules	20%	-1%	19%	17%	-8%	8%
Shining Energy Capsules	33%	-3%	29%	75%	9%	91%
Miscellaneous	N/A	N/A	N/A	100%	N/A	100%

	Percentages increase (decrease) from the prior year
	Six months ended September 30,
	2005			2006
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	40%	-7%	30%	34%	-5%	27%
Shining Signal Capsules	25%	5%	31%	167%	-10%	140%
Shining Golden Shield Capsules	18%	4%	23%	38%	-8%	27%
Shining Energy Capsules	50%	-7%	39%	100%	4%	108%
Miscellaneous	N/A	N/A	N/A	100%	N/A	100%

Gross profit

Gross profit for the three and six months ended September 30, 2006 were $3,816,673 and $9,460,898 respectively, representing a growth of 35% and 61% as compared to the corresponding periods of last year. The increase in gross profit was primarily due to an increase in sales volume.

The contributions of each product as a percentage of total gross profit for the three months and six months ended September 30, 2005 and 2006 are summarized below:

	Three months ended September 30,		Six months ended September 30,
	2005	2006	2005	2006
	%	%	%	%
Shining Essence Capsules	79.56%	67.11%	78.01%	67.28%
Shining Signal Capsules	8.38%	17.12%	8.95%	16.11%
Shining Golden Shield Capsules	6.34%	6.51%	6.84%	6.79%
Shining Energy Capsules	5.72%	9.26%	6.20%	9.25%
Miscellaneous	0.00%	0.00%	0.00%	0.57%
	100.00%	100.00%	100.00%	100.00%

The average gross profit percentage for all of our product for the three months and six months ended September 30, 2005 and 2006 is summarized below:

Three months ended September 30,		Six months ended September 30,
2005	2006	2005	2006

Average for all products	69.67%	69.81%	69.98%	70.24%

Selling expenses

Selling expenses were $952,454 or 17.42% of net sales for the quarter ended September 30, 2006 compared with $581,992 or 14.30% of net sales for the quarter ended September 30, 2005. The increase was mainly attributable to an increase in advertising expenses, which was the most significant item included in selling expenses. Advertising expenses accounted for 73% of total selling expenses for the quarter ended September 30, 2006 (84% for the quarter ended September 30, 2005). Advertising expenses increased slightly to support the gradual roll out of retail stores.

General and administrative expenses

General and administrative expenses were $384,734 or 7.04% of net sales for the quarter ended September 30, 2006 compared with 57,898 or 1.42% of net sales for the quarter ended September 30, 2005. The increase of $326,836 was primarily due to additional legal and professional and investor relations fees. The following items, in total, accounted for 86% of the increase: (a) $130,809 of legal and professional fees, (b) an increase in administrative personnel costs of $99,293, and (c) $50,708 of investor relations expenses.

Provision for income taxes

Provision for income taxes for the three months and six months ended September 30, 2005 and 2006 comprised the following items:

	Three months ended September 30,		Six months ended September 30,
	2005	2006	2005	2006
Income taxes	$345,617	$407,933	$759,522	$1,122,764
Surcharge at 0.5% per day on accrued taxes	472,998	524,158	938,229	934,038
Total provision for income	$818,615	$932,091	$1,697,751	$2,056,802

The increase in income taxes for the three months ended September 30,2006 was due to higher income before taxes which increased 14%. The tax surcharge was accrued for unpaid taxes relating to calendar years prior to 2005.

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

According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 times the taxes payable) to $49 million (if calculated based on five times the amount of taxes payable) as of September 30, 2006. No provision for the potential tax penalties has been made in our financial statements as our management believes that the possibility of having to pay the penalties is remote.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For the three months and six months ended September 30, 2005 and 2006, we had only one reporting segment—the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers, and no single customer accounted for 10% or more of our total sales.

Liquidity and Capital Resources

We had cash of $23.93 million and working capital of $14.25 million as of September 30, 2006. We started to pay taxes in early 2006 in respect of the 2005 fiscal year. Prior to that, we did not pay taxes. As a result, during the six months ended September 30, 2005, cash generated from operations of $7.88 million was higher than the net income for the period of $3.15 million. Cash generated from operations for the six months ended September 30, 2006 of $5.20 million was more in line with the net income for the period of $4.47 million.

We had capital expenditures totaling $1.3 million in the six months ended September 30, 2006, primarily on improvements to production and research facilities. We did not spend any cash on acquisition of assets in fiscal year 2005. We did not have any cash flows from/used in financing activities for the quarter ended September 30, 2006.

Our current facility commenced operations in 2000. Despite the increases in sales volume in the last couple of years, we still have spare production capacity. We have started our plan to construct a new plant with an overall project size of $30 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $18 million, $16 million of which is expected to be paid in the fiscal year ending March 31, 2007 and the balance by the end of 2007.  Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility.

We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we opened our first pilot store in Shanghai in March 2006 and intend to open over 300 stores over the next two years at an anticipated cost of approximately $11.25 million. In preparation for the opening of our retail stores, we have repackaged a number of our existing products for sale in our stores, and have introduced several new products which are available exclusively in our stores. The costs of repackaging the existing products and releasing the new products are minimal and have been included in our cost of sales and selling and administrative expenses. We intend to continue to develop new products to strengthen our product pipeline and add to our retail store offerings. As our development costs mainly comprise staff costs, we do not expect that such costs will be significant.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months and six months ended September 30, 2005 and 2006.

Seasonality

Typically, 60% of our sales take place in the second half of the fiscal year. We may experience additional seasonal variations in our future revenues and our operating costs due to seasonality, however, we do not believe that these variations will be material.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Research and Development Expenditures

We have a research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conducts research and development into complimentary technology, including genetically engineered drugs, drug delivery solutions and Chinese medicine, in an effort formulate solutions to address specific health problems and expand our product line. We incurred research and development costs of approximately RMB379,937 and RMB560,243 in the three months and six months ended September 30, 2006 respectively and RMB 89,370 and RMB202,097 in the three months and six months ended September 30, 2005 respectively. Such research and development costs are mainly comprised of staff salaries in the research and development division, which were included as part of the production costs in the Company’s financial statements for such periods.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-KSB for the fiscal year ended March 31, 2006, and this Form 10-QSB should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended September 30, 2005 and 2006. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We have not experienced situations causing us to caste doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $11,224,075 as of September 30, 2006, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form-10QSB and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of September 30, 2006. Under the Statements of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, it is required to accrue a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. SFAS defines the levels of probability as to whether or not future events will confirm the existence of a loss as follows: (1) probable - the future event or events are likely to occur, (2) reasonably possible - the chance of the future events occurring is more than remote but less than likely, and (3) remote - the chance of the future event or events occurring is slight. No provision for the potential tax penalties has been made in our financial statements as we believe we did not cause the late payment of taxes, and that the probability of having to pay such late payment penalties is remote. We have reviewed our tax situation up to the date of this Form-10QSB, and concluded that the probability of having to pay such late payment penalties remains remote.

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

  3. Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the provisions of FAS 157.

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of the provisions of FAS 158.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to assure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management to allow timely decisions regarding disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * *

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA-BIOTICS, INC. (Registrant)
Date: November 14, 2006	/s/ Li Chi Yuen
Li Chi Yuen, Chief Financial Officer