Form 10QSB
period 2006-12-31
CHINA-BIOTICS, INC
filed 2007-02-12
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
People's Republic of China
Telephone number: (86 21) 5834 9748
(Address of Principal Executive Offices)
(Issuer's Telephone Number, Including Area Code)

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
☐ Yes ☒ No

As of November 13, 2006, 17,080,000 shares of the Issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

TABLE OF CONTENTS
		Page
Part I - Financial Information
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS	13
ITEM 3.	CONTROLS AND PROCEDURES	24
Part II - Other Information
ITEM 6.	EXHIBITS	25
SIGNATURES		26

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	March 31, 2006	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$19,840,812	$24,950,797
Restricted cash	752,778	619,818
Accounts receivable	10,941,595	14,642,606
Deposit Paid	-	213,593
Inventories	257,584	332,669
Prepayment	31,200	117,235
Travel advances	8,972	8,949

Total current assets	$31,832,941	$40,885,667
Plant and equipment, net	1,594,047	2,630,417
Total assets	$33,426,988	$43,516,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,826,441	$1,695,409
Tax payables	15,316,318	17,293,364
Loan from stockholders	2,290,230	2,347,451
Other payables and accruals	1,656,987	1,387,737
Total current liabilities	$21,089,976	$22,723,961
Commitments and contingencies
Stockholders' equity:
Preferred stock-par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, par value $0.0001, 100,000,000 shares authorized, 17,080,000 shares issued and outstanding	1,708	1,708
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	1,379,914	9,439,166
Accumulated other comprehensive income	66,565	462,424
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders' equity	$12,337,012	$20,792,123
Total liabilities and stockholders' equity	$33,426,988	$43,516,084

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Three months ended December 31,		Nine months ended December 31,
	2005	2006	2005	2006
Net sales	$6,677,975	$8,763,150	$15,061,192	$22,233,151
Cost of sales	(1,886,904)	(2,510,544)	(4,403,612)	(6,519,647)
Gross profit	$4,791,071	$6,252,606	$10,657,580	$15,713,504
Operating expenses:
Selling expenses	$(575,843)	$(1,044,175)	$(1,475,486)	$(3,266,162)
General and administrative expenses	(233,939)	(584,020)	(384,260)	(1,374,744)
Total operating expenses	$(809,782)	$(1,628,195)	$(1,859,746)	$(4,640,906)
Income from operations	$3,981,289	$4,624,411	$8,797,834	$11,072,598
Other income and expenses:
Other income	$16,114	$37,864	$44,311	$142,242
Other expenses	(71)	(50,731)	(71)	(89,476)
Total other income (expenses)	$16,043	$(12,867)	$44,240	$52,766
Income before taxes	$3,997,332	$4,611,544	$8,842,074	$11,125,364
Provision for income taxes	(1,070,148)	(1,009,310)	(2,767,899)	(3,066,112)
Net income	$2,927,184	$3,602,234	$6,074,175	$8,059,252

Earnings per share:
Basic and diluted	$2.62	$0.21	$5.43	$0.47

Weighted average shares outstanding
Basic and diluted	1,118,600	17,080,000	1,118,600	17,080,000

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Capital & Statutory
	Shares	Amount	Capital	Earnings	Income	Reserves	Total

Balance- March 31, 2006 (audited)	17,080,000	$1,708	$7,863,031	$1,379,914	$66,565	$3,025,794	$12,337,012
Comprehensive income:
Net income	-	-	-	8,059,252	-	-	8,059,252
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	-	-	-	395,859	-	395,859
Total comprehensive income							8,455,111

Balance- December 31, 2006	17,080,000	$1,708	$7,863,031	$9,439,166	$462,424	$3,025,794	$20,792,123

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Nine months ended December 31,
	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$6,074,175	$8,059,252
Adjustment for:
Depreciation	385,400	354,768
Gain on disposal of plant and equipment	-	(14,793)
(Increase)/Decrease in restricted cash	-	131,131
(Increase)/Decrease in accounts receivable	(2,104,328)	(3,392,961)
(Increase)/Decrease in other receivables	1,876	2,732
(Increase)/Decrease in inventories	250,441	(67,922)
(Increase)/Decrease in prepayments	(8,978)	(349,604)
Increase/(Decrease) in accounts payable	1,074,577	(89,781)
Increase/(Decrease) in income tax, surcharge tax and dividends withholding tax	2,767,899	2,056,802
Increase/(Decrease) in other payables and accruals, and value added tax payable	1,810,630	(798,894)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,251,692	$5,890,730
CASH FLOWS USED IN INVESTING ACTIVITIES
Sales proceeds from disposal of plant and equipment	-	14,793
Additions of fixed assets	-	(1,327,488)
NET CASH PROVIDED BY INVESTING ACTIVITIES	$-	$(1,312,695)
CASH FLOWS FROM FINANCING ACTIVITIES
Temporary advance from stockholders	$1,500,609	$-
Repayment on temporary advance from stockholders	(1,500,609)	-
Advances to related parties	(1,712,646)	-
Distribution to previous owners of subsidiary	(6,542,727)	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	$(8,255,373)	$-
Effect of exchange rate changes on cash	$144,888	$531,950
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$2,141,207	$5,109,985
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	10,271,503	19,840,812
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$12,412,710	$24,950,797

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

As disclosed in Note 1 to our audited financial statements for fiscal year ended March 31, 2006, the share exchange between us and the shareholders of Sinosmart Group Inc. (“SGI”) had been accounted for in accordance with the accounting and financial reporting interpretations and guidance set out by the Corporate Finance Division of the Securities and Exchange Commission (“SEC Interpretations and Guidance”) and accounting principles generally accepted in the United States of America (“US GAAP”). The share exchange was treated as a recapitalization of SGI, accompanied by a reverse acquisition of our company with SGI as the accounting acquirer. The unaudited interim financial statements presented herewith have been prepared on the following basis:

(a)
The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2006 includes the accounts of SGI, Shining, Growing State Limited (“GSL”), Growing Bioengineering (Shanghai) Co. Limited (“GBS”) and our company.

(b)
The Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2005 and 2006 reflect the following:(i) result of operations of SGI, Shining and GSL from October 1, 2005 to December 31, 2005 and from April 1, 2005 to December 31, 2005 respectively and (ii) result of operations of SGI, Shining, GSL, GBS and our company from October 1, 2006 to December 31, 2006 and from April 1, 2006 to December 31, 2006 respectively. The earnings per share as shown on the Unaudited Condensed Consolidated Statements of Operations were computed based on the weighted average number of shares of our outstanding common stock after giving effect to the recapitalization and reverse acquisition accounting treatment as set out in Note 1 to our audited financial statements for fiscal year ended March 31, 2006.

(c)
The Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity and the Unaudited Condensed Consolidated Statements of Cash Flow for the nine months ended December 31, 2006 include the accounts of SGI, Shining, GSL, GBS and our company.

In preparing the unaudited interim financial statements presented herewith, all significant intercompany balances and transactions have been eliminated on consolidation.

The term “Group”, as used in these unaudited interim financial statements, refers to a group of companies comprising SGI, Shining and GSL for any period prior to March 22, 2006; and to a group of companies comprising the Company, SGI, Shining, GSL and GBS for any period from March 23, 2006.

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

	Date of issue or purchase (as-if basis for the Company's	No. of SGI	No. of the Company's common stock (Restated for recapitalization	No. of days outstanding Three months ended December 31,		Weighted average number of outstanding common stock Three months ended December 31,
	common stock)	ordinary shares	of SGI)	2005	2006	2005	2006
Number of days in reporting period				92	92
SGI existing shares as of March 31, 2004	Pre- 3/31/2004	1,000	1,118,600	92	92	1,118,600	1,118,600
SGI issued new shares upon receipt of cash	3/15/2006	9,000	10,067,400	92	92	-	10,067,400
SGI issued new shares for convertible bond conversion	3/22/2006	1,429	2,924,000	92	92	-	2,924,000
SGI issued new shares for cash of $5M under private placement	3/22/2006	2,858	1,870,000	92	92	-	1,870,000
		14,287
Stock issued in exchange for 14,287 shares of SGI stock (100% equity in SGI)			15,980,000
The Company's stock at time of reverse acquisition
Existing stock in issue at time of reverse acquisition	3/22/2006		25,481,004	92	92	-	25,481,004
Stock held in treasury prior to reverse acquisition	3/22/2006		(4,381,004)	92	92	-	(4,381,004)
Repurchased stock from Stan Ford in conjunction with reverse acquisition	3/22/2006		(20,000,000)	92-	92	--	(20,000,000)
			17,080,000			1,118,600	17,080,000

	Date of issue or purchase (as-if basis for the Company's common stock)	No. of SGI ordinary shares	No. of the Company's common stock (Restated for recapitalization of SGI)	No. of days outstanding Nine months ended December 31,		Weighted average number of outstanding common stock Nine months ended December 31,
				2005	2006	2005	2006
Number of days in reporting period				275	275
SGI existing shares as of March 31, 2004	Pre- 3/31/2004	1,000	1,118,600	275	275	1,118,600	1,118,600
SGI issued new shares upon receipt of cash	3/15/2006	9,000	10,067,400	275	275	-	10,067,400
SGI issued new shares for convertible bond conversion	3/22/2006	1,429	2,924,000	275	275	-	2,924,000
SGI issued new shares for cash of $5M under private placement	3/22/2006	2,858	1,870,000	275	275	-	1,870,000
		14,287
Stock issued in exchange for 14,287 shares of SGI stock (100% equity in SGI)			15,980,000
The Company's stock at time of reverse acquisition
Existing stock in issue at time of reverse acquisition	3/22/2006		25,481,004	275	275	-	25,481,004
Stock held in treasury prior to reverse acquisition	3/22/2006		(4,381,004)	275	275	-	(4,381,004)
Repurchased stock from Stan Ford in conjunction with reverse acquisition	3/22/2006		(20,000,000)	275	275	-	(20,000,000)
			17,080,000			1,118,600	17,080,000

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

3. RISKS, UNCERTAINTIES, AND CONCENTRATIONS

(a) Nature of Operations

Substantially all of the Group's operations are conducted in the People's Republic of China (“PRC”) and are subject to various political, economic, and other risks and uncertainties inherent in this country. Among other risks, the Group's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

(b) Concentration of Credit Risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and accounts receivable.

As of December 31, 2006, the Group had cash deposits of $24.95 million placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there is currently no rules or regulations in place for obligatory insurance of bank accounts.

As of December 31, 2006, the Group had a cash deposit of $619,818 placed with a bank in the United States, which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 for each customer account. $519,818 of the Group's cash deposit at this bank therefore was in excess of the FDIC insured limit. This cash deposit has been shown under the caption “Restricted cash” in these financial statements.

For the three months and nine months ended December 31, 2005 and 2006, all of the Group's sales arose in the PRC. In addition, all accounts receivable as at December 31, 2006 also arose in the PRC.

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

As of December 31, 2006, the balance in this escrow account was $619,818.

5. ACCOUNTS RECEIVABLE

The Group's accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2006	December 31, 2006
Trade receivables	$10,941,595	$14,642,606
Less : Allowances for doubtful debt	-	-
	$10,941,595	$14,642,606

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

6. INVENTORIES

The Group's inventories as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2006	December 31, 2006
Raw materials	$188,112	$136,416
Work-in-progress	50,362	25,489
Finished goods	19,110	170,764
	$257,584	$332,669

7. PLANT AND EQUIPMENT

The Group's plant and equipment as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2006	December 31, 2006
Plant and machinery	$3,093,152	$3,418,464
Office equipment	1,101,779	1,668,363
Motor vehicles	28,716-	-
Leasehold improvements	-	570,008
	4,223,647	5,656,835
Less: Accumulated depreciation	(2,629,600)	(3,026,418)
	$1,594,047	$2,630,417

8. TAX PAYABLES

The Group's tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2006	December 31, 2006
Value added tax and other taxes	$4,393,629	$4,030,360
Income tax	3,169,773	3,492,657
Surcharge tax	4,393,213	6,326,705
Dividends withholding tax	3,359,703	3,443,642
	$15,316,318	$17,293,364

9. COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share. The common stock as of December 31, 2006, as presented in these financial statements, comprises the following:

	March 31, 2006		Changes from April 1, 2006 to December 31, 2006		December 31, 2006
	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001
In issue	41,461,004	$4,146	-	$-	41,461,004	$4,146
Stock held in treasury (Treasury stock)	(24,381,004)	(2,438)	-	-	(24,381,004)	(2,438)
Issued and outstanding	17,080,000	$1,708	-	$-	17,080,000	$1,708

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

10. INCOME TAXES

The income (loss) generated in the British Virgin Islands and the PRC before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2005	2006	2005	2006
Income/(Loss) in the British Virgin Islands before income taxes	$(111,779)	$(185,242)	$(110,274)	$(427,211)
Income in the PRC before income taxes	4,109,111	4,796,786	8,952,350	11,552,575
	$3,997,332	$4,611,544	$8,842,076	$11,125,364

There is no income tax for companies domiciled in the British Virgin Islands if no operation is carried out in the British Virgin Islands. Accordingly, our financial statements do not present any income tax provisions or credits related to the British Virgin Islands tax jurisdiction. The provision for income tax relating to the PRC for the periods as presented in these financial statements is summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2005	2006	2005	2006
Current	$1,070,148	$1,009,310	$2,767,899	$3,066,112
Deferred	-	-	-	-
	$1,070,148	$1,009,310	$2,767,899	$3,066,112

As of December 31, 2006, we had no deferred tax assets and liabilities.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2005	2006	2005	2006
Computed tax at the local PRC statutory rate of 33%	$1,356,007	$1,582,946	$2,954,276	$3,812,357
Non-deductible items	(49,214)	-	23,465	240,669
Tax concession	(712,796)	(863,425)	(1,624,222)	(2,210,741)
Surcharge at 0.5% per day on accrued taxes	476,151	289,789	1,414,380	1,223,827
Total provision for income at effective rate	$1,070,148	$1,009,310	$2,767,899	$3,066,112

The Group has its principal operations in the PRC. Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It had been the belief of the Group's management that its PRC operations were exempt from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities regarding the tax exempt status of its PRC operations. In January 2006, management of the Group's PRC operations took initiative to make tax payments to the PRC tax authorities for the Calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior Calendar years were reflected in the Group's financial statements. According to PRC tax regulations, the Group may be subject to potential penalties for the late payment of taxes calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of December 31, 2006. No provision for the potential tax penalties has been made in the Group's financial statements as management of the Group believes that the Group did not cause the late payment of taxes, and that the possibility of having to pay such late payment penalties is highly unlikely.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

11. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

In addition to the commitments as disclosed in the notes to the audited financial statements for fiscal years ended March 31, 2005 and 2006, the Group made additional commitments during the period from April to December 2006. In May, 2006, the Group entered into an agreement with an unrelated party for marketing and investor relation services for a period of one year. Under this agreement, a further $165,000 is due and payable ratably on a monthly basis over the period from June 2006 to May 2007, and an additional payment of $40,000 is due and payable upon the achievement of certain measurable targets. In October, 2006, the Group entered into four tenancy agreements with an unrelated parties for renting of retail stores for a period of three years.

CONTINGENCIES

As disclosed in Note 10, the Group has its principal operations in the PRC. Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group's management that its PRC operations were exempted from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. In January 2006, management of the Group's PRC operations took initiative to make tax payments to the PRC tax authorities for the calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior fiscal years were reflected in the Group's financial statements. According to PRC tax regulations, the Group's outstanding tax payables for calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of December 31, 2006. Under the Statements of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, it is required to accrue a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. SFAS defines the levels of probability as to whether or not future events will confirm the existence of a loss as follows: (1) probable - the future event or events are likely to occur, (2) reasonably possible - the chance of the future events occurring is more than remote but less than likely, and (3) remote - the chance of the future event or events occurring is slight. No provision for the potential tax penalties has been made in the Group's financial statements as management of the Group believes the Group did not cause the late payment of taxes, and that the probability of having to pay such late payment penalties is remote.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Quarterly Report on Form 10-QSB, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-QSB to “we,” “us,” or  “our” are to the combined business of China-Biotics, Inc. (“the Company”) and its wholly-owned direct subsidiaries, Sinosmart Group Inc. (“SGI”) and Growing State Limited (“GSL”), and SGI's wholly-owned subsidiary, Shanghai Shining Biotechnology Co. Ltd. (“Shining”), and GSL's wholly-owned subsidiary, Growing Bioengineering (Shanghai) Co. Ltd. (“GBS”). References to “China” or to the “PRC” are references to the People's Republic of China. All references to “dollars” or “$”refers to United States dollars.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are mainly sold in the Greater Shanghai region.

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the year ended March 31, 2006 and the quarter ended December 31, 2006, substantially all our sales revenue comprised amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days' credits are given to the distributors.

Our first product, Shining Essence, which was launched in April 2001, remains our best-selling product. Sales of Shining Essence represented approximately 70% and 68% of our total sales for the years ended March 31, 2005 and 2006, respectively, and 67% and 64% for the quarter ended December 31, 2005 and 2006 respectively. In addition to Shining Essence, we have successfully created other new products, such as Shining Signal. As we release new products in the future, we expect the percentage contribution of Shining Essence to our total sales to decrease. As our products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production.

We intend to expand our sales to other cities in China through a combination of distributors and our stores (training and logistics centers). In this regard, we opened our first pilot centre in Shanghai in March 2006 and intend to open over 300 stores over the next two years. We expect that the additional demands from opening new centers will be met initially by increasing production from our existing plant, which currently has spare capacity, and in the longer term from our new plant. We expect that our centers will have a combination of full time staff and part time agents who will receive sales commissions. With our direct sales network, we will be selling to the end users, thereby capturing the margin previously made by our distributors. However, with more staff and agents there will be more selling and general and administrative expenses, with the result that we do not expect significant changes to our overall profit margins.

Our management believes that as China becomes more affluent, its citizens are becoming more health conscious. This has led to higher demand for health and functional food such as probiotics and yogurt. In addition, probiotics are increasingly used as additives in the production of infant formula. Based on informal discussions with officials from the Ministry of Health, we expect that it will become mandatory for baby milk powders produced in China to contain probiotics. Currently, the probiotics used in China for such purposes are imported. To capitalize on what we believe is a significant opportunity in this area, we are planning to construct a plant that will enable us to capture the anticipated demand for food additives. We expect the new plant will commence production by the first half of 2008 and start to make significant contribution to our earnings in 2008. The costs for business expansion, expected to be approximately $18 million for the first phase, will be financed by our internal working capital. In connection with our plan to build the new plant, on March 21, 2006, our wholly-owned subsidiary, Growing State Limited, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which we will construct a plant consisting of bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year. We have made a construction application relating to the new plant. As of December 31, 2006, we are still awaiting these government approvals.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:
˙
Increasing demand for functional food products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and dietary supplements to increase.

˙
Curtailment of the use of antibiotics and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health.

˙
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

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through:

˙
The introduction of bulk additives products.  We believe we are poised to achieve first-mover advantage into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production by early 2008 and which we believe will start to make significant contribution to our earnings in 2008. Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum, is expected to cost $18 million. Subsequent phases of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility, and may increase the overall project costs to an estimated $30 million. The construction cost of the plant will be funded by cash at hand and cash inflow from operations. In connection with our plan to build the new plant, on March 21, 2006, our wholly-owned subsidiary, Growing State Limited, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which we will construct our new plant consisting of bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year. As of December 31, 2006, we are still awaiting for the approval from the relevant government authorities to grant a construction permit.

˙
The geographical expansion of retail sales through direct sales and traditional sales channels. We intend to expand our sales to other cities in China through a combination of distributors and our training and logistics centers. In this regard, we opened our first pilot center in Shanghai in March 2006 and intend to open over 300 centers over the next two years. We expect that the additional demands from opening new centers will be met initially by increasing production from our existing plant, which currently has spare capacity, and in the longer term from our new plant that will have a capacity of 150-300 tons. The initial, 150-ton phase of our new plant is scheduled to commence operations by early 2008. With our direct sales network, we will be selling to the end users, thereby capturing the margin previously made by our distributors. However, with more staff and agents there will be more selling and general and administrative expenses, with the result that we do not expect significant changes to our overall profit margins.

˙
The development of new products.  We have introduced several new products which are sold exclusively in our stores. We plan to continue to develop new products aimed at improving the general health conditions of humans, enhancing their immune system and reducing health problems to strengthen our product pipeline so that we may offer a wider array of products for sale in the Shining stores.

Results of Operations

Quarter Ended December 31, 2006 Compared with the Quarter Ended December 31, 2005

We achieved a net income of $3.60 million in the quarter ended December 31, 2006, which was 23% above our net income of $2.93 million for the quarter ended December 31, 2005. Our growth in net income primarily resulted from growth in our sales volume on our products. Shining Essence continued to be our best selling product, accounting for 64% and 62% of our sales revenue for the three months and nine months ended December 31, 2006, respectively (67% and 70% for the three months and nine months ended December 31, 2005, respectively). Shining Essence's sales volume grew by 18% and 27% for the three months and nine months ended December 31, 2006, respectively (54% and 45% for the three months and nine months ended December 31, 2005, respectively). The growth in sales volume of three of our other products (Shining Signal, Shining Golden Shield and Shining Energy) ranged from 29% to 50% for the three months and 43% to 94% for the nine months ended December 31, 2006 respectively, compared with the same period last year. We launched several new products during 2006. These products contributed only 1.04% of our sales revenue for the nine months ended December 31, 2006.

As of December 31, 2006, we had a total of nine training and logistics centers in operation. We also spent $1.4 million to improve our existing production and research facilities in the nine months ended December 31, 2006.

Our results for the three months and nine months ended December 31, 2005 and 2006 are summarized below:

	Three months ended December 31, 2005		Three months ended December 31, 2006
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$6,677,975	100.00%	$8,763,150	100.00%
Cost of sales	(1,886,904)	-28.26%	(2,510,544)	-28.65%
Gross profit	$4,791,071	71.74%	$6,252,606	71.35%
Operating expenses:
Selling expenses	$(575,843)	-8.62%	$(1,044,175)	-11.92%
General and administrative expenses	(233,939)	-3.50%	(584,020)	-6.66%
Total operating expenses	$(809,782)	-12.12%	$(1,628,195)	-18.58%
Income from operations	$3,981,289	59.62%	$4,624,411	52.77%
Other income and expenses:
Other income	$16,114	0.24%	$37,864	0.43%
Other expenses	(71)	0.00%	(50,731)	-0.58%
Total other income (expenses)	$16,043	0.24%	$(12,867)	-0.15%
Income before taxes	$3,997,332	59.86%	$4,611,544	52.62%
Provision for income taxes	(1,070,148)	-16.03%	(1,009,310)	-11.52%
Net income	$2,927,184	43.83%	$3,602,234	41.10%

	Nine months ended December 31, 2005		Nine months ended December 31, 2006
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$15,061,192	100.00%	$22,233,151	100.00%
Cost of sales	(4,403,612)	-29.24%	(6,519,647)	-29.32%
Gross profit	$10,657,580	70.76%	$15,713,504	70.68%
Operating expenses:
Selling expenses	$(1,475,486)	-9.80%	$(3,266,162)	-14.69%
General and administrative expenses	(384,260)	-2.55%	(1,374,744)	-6.18%
Total operating expenses	$(1,859,746)	-12.35%	$(4,640,906)	-20.87%
Income from operations	$8,797,834	58.41%	$11,072,598	49.81%
Other income and expenses:
Other income	$44,311	0.29%	$142,242	0.63%
Other expenses	(71)	0.00%	(89,476)	-0.40%
Total other income (expenses)	$44,240	0.29%	$52,766	0.23%
Income before taxes	$8,842,074	58.70%	$11,125,364	50.04%
Provision for income taxes	(2,767,899)	-18.38%	(3,066,112)	-13.79%
Net income	$6,074,175	40.32%	$8,059,252	36.25%

Net sales

Net sales in our financial statements are stated at invoiced value less sales tax. Our net sales for the three months and nine months ended December 31, 2005 and 2006 comprised of the following:

	Three months ended December 31,		Nine months ended December 31,
	2005	2006	2005	2006
Invoiced value on sales	$6,711,901	$8,818,984	$15,139,966	$22,374,261
Less : sales tax	(33,926)	(55,834)	(78,774)	(141,110)
	$6,677,975	$8,763,150	$15,061,192	$22,233,151

Net sales of $8,763,150 for the quarter ended December 31, 2006 were 31.22% above the net sales of $6,677,975 for the quarter ended December 31, 2005. Net sales of $22,233,151 for the nine months ended December 31, 2006 were 47.62% above the net sales of $15,061,192 for the nine months ended December 31, 2005. The increase was mainly attributable to increased sales volume.

The contributions of each product as a percentage of invoiced value on sales for the three months and nine months ended December 31, 2005 and 2006 respectively are summarized below:

	Three months ended December 31,		Nine months ended December 31,
	2005	2006	2005	2006
Shining Essence Capsules	67%	64%	70%	62%
Shining Signal Capsules	18%	18%	15%	19%
Shining Golden Shield Capsules	8%	9%	9%	9%
Shining Energy Capsules	7%	9%	6%	9%
Miscellaneous	0%	-%	0%	1%
	100%	100%	100%	100%

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months and nine months ended December 31, 2005 and 2006 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended December 31,
	2005			2006
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	54%	-3%	49%	18%	1%	17%
Shining Signal Capsules	113%	2%	117%	29%	-3%	25%
Shining Golden Shield Capsules	14%	3%	17%	50%	-2%	47%
Shining Energy Capsules	100%	-4%	92%	50%	3%	54%
Miscellaneous	N/A	N/A	N/A	100%	N/A	100%

	Percentages increase (decrease) from the prior year
	Nine months ended December 31,
	2005			2006
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	45%	-2%	42%	27%	-1%	26%
Shining Signal Capsules	60%	2%	63%	94%	-2%	90%
Shining Golden Shield Capsules	16%	2%	18%	43%	1%	44%
Shining Energy Capsules	70%	-6%	60%	77%	8%	91%
Miscellaneous	N/A	N/A	N/A	100%	N/A	100%

Cost of sales

Cost of sales for the three months ended December 31, 2006 was $2,510,544 compared with $1,886,904 for the three months ended December 31, 2005. Cost of sales for the nine months ended December 31, 2006 was $6,519,647 compared with $4,403,612 for the nine months ended December 31, 2005. The increase in cost of sales was primarily caused by increased sales volume. The increase in production volume has resulted in slightly lower overhead on a per unit basis.

Unit volume and unit costs comparatives for the three months and nine months ended December 31, 2005 and 2006 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended December 31,
	2005			2006
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	54%	-3%	49%	18%	1%	19%
Shining Signal Capsules	113%	2	117%	29%	-3%	25%
Shining Golden Shield Capsules	14%	3	17%	50%	-2%	47%
Shining Energy Capsules	100%	-4	92%	50%	3%	54%
Miscellaneous	N/A	N/A	N/A	100%	N/A	100%

	Percentages increase (decrease) from the prior year
	Nine months ended December 31,
	2005			2006
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	45%	-2%	42%	27%	-1%	26%
Shining Signal Capsules	60%	2%	63%	94%	-2%	90%
Shining Golden Shield Capsules	16%	2%	18%	43%	1%	44%
Shining Energy Capsules	70%	-6%	60%	77%	8%	91%
Miscellaneous	N/A	N/A	N/A	100%	N/A	100%

Gross profit

Gross profit for the three and nine months ended December 31, 2006 were $6,252,606 and $15,713,504 respectively, representing a growth of 31% and 47% as compared to the corresponding periods of last year. The increase in gross profit was primarily due to an increase in sales volume.

The contributions of each product as a percentage of total gross profit for the three months and nine months ended December 31, 2005 and 2006 are summarized below:

	Three months ended December 31,		Nine months ended December 31,
	2005	2006	2005	2006
	%	%	%	%
Shining Essence Capsules	73%	69%	76%	68%
Shining Signal Capsules	13%	14%	11%	15%
Shining Golden Shield Capsules	6%	7%	6%	7%
Shining Energy Capsules	8%	10%	7%	9%
Miscellaneous	0%	0%	0%	1%
	100%	100%	100%	100%

The average gross profit percentage for all of our product for the three months and nine months ended December 31, 2005 and 2006 is summarized below:

	Three months ended December 31,		Nine months ended December 31,
	2005	2006	2005	2006

Average for all products	71.74%	71.35%	70.76%	70.68%

Selling expenses

Selling expenses were $1,044,175 or 11.92% of net sales for the quarter ended December 31, 2006 compared with $575,843 or 8.62% of net sales for the quarter ended December 31, 2005. The increase was mainly attributable to an increase in advertising expenses, which was the most significant item included in selling expenses. Advertising expenses accounted for 66% of total selling expenses for the quarter ended December 31, 2006 (75% for the quarter ended December 31, 2005). Advertising expenses were increased to support the gradual roll out of training and logistic centers.

General and administrative expenses

General and administrative expenses were $584,020 or 6.66% of net sales for the quarter ended December 31, 2006 compared with 233,939 or 3.50% of net sales for the quarter ended December 31, 2005. The increase of $350,081 was primarily due to additional investor relations fees and research and development fees.

Provision for income taxes

Provision for income taxes for the three months and nine months ended December 31, 2005 and 2006 comprised the following items:

	Three months ended December 31,		Nine months ended December 31,
	2005	2006	2005	2006
Income taxes	$593,997	$719,521	$1,353,519	$1,842,285
Surcharge at 0.5% per day on accrued taxes	476,151	289,789	1,414,380	1,223,827
Total provision for income	$1,070,148	$1,009,310	$2,767,899	$3,066,112

The increase in income taxes for the three months ended December 31, 2006 was due to higher income before taxes which increased 15%. The tax surcharge was accrued for unpaid taxes relating to calendar years prior to 2005.

Our principal operations are in China. Business enterprises established in China are subject to income taxes and value added taxes under Chinese tax laws and regulations unless they have exemptions. We have made tax payments to the Chinese tax authorities since 2005. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities regarding the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future.  Accordingly, our financial statements contain full provisions for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future.

According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 times the taxes payable) to $49 million (if calculated based on five times the amount of taxes payable) as of December 31, 2006. No provision for the potential tax penalties has been made in our financial statements as our management believes that the possibility of having to pay the penalties is remote.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For the three months and nine months ended December 31, 2005 and 2006, we had only one reporting segment--the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers, and no single customer accounted for 10% or more of our total sales.

Liquidity and Capital Resources

We had cash of $24.95 million and working capital of $18.16 million as of December 31, 2006. We started to pay taxes in early 2006 in respect of the 2005 fiscal year. Prior to that, we did not pay taxes. As a result, during the nine months ended December 31, 2005, cash generated from operations of $10.25 million was higher than the net income for the period of $6.07 million. Cash generated from operations for the nine months ended December 31, 2006 of $5.89 million was lower than the net income for the period of $8.06 million.

We had capital expenditures totaling $1.4 million in the nine months ended December 31, 2006, primarily on improvements to production and research facilities. We did not spend any cash on acquisition of assets in fiscal year 2005. We did not have any cash flows from/used in financing activities for the quarter ended December 31, 2006.

Our current facility commenced operations in 2000. Despite the increases in sales volume in the last couple of years, we still have spare production capacity. We have started to plan construction of a new plant with an overall project size of $30 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $18 million, $16 million of which is expected to be paid in the first quarter of fiscal year 2008 and the balance by the end of 2007.  Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility.

We intend to expand our sales to other cities in China through a combination of distributors and our training and logistics centres. In this regard, we opened our first pilot centre in Shanghai in March 2006 and intend to open over 300 centers over the next two years at an anticipated cost of approximately $11million. In preparation for the opening of our training and logistics centre, we have repackaged a number of our existing products for sale in our stores, and have introduced several new products which are available exclusively in our stores. The costs of repackaging the existing products and releasing the new products are minimal and have been included in our cost of sales and selling and administrative expenses. We intend to continue to develop new products to strengthen our product pipeline and add to our training and logistics centers offerings. As our development costs mainly comprise staff costs, we do not expect that such costs will be significant.

Shining, our wholly-owned subsidiary, made advances to its equity holders (whom are referred to as related parties in the summary above) prior to the share exchange under which it became our wholly-owned subsidiary. The total amount of $1.71 million of advances was fully repaid to us in March 2006, shortly after the share exchange.

Taking into account our current cash position and our anticipated cash flows from operations, we expect we will be able to meet all our funding needs, including payments required in the next twelve months to settle our contractual obligations, for the construction of our new plant and for our opening of new stores. No assurance, however, can be given that our business plan will succeed. In the event that our business plan does not materialize as predicted, we may need to seek external financing to fund our expansion plan. There can be no assurance that we will be able to raise the needed capital on favorable terms, if at all. In addition, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months and nine months ended December 31, 2005 and 2006.

Seasonality

Typically, 60% of our sales take place in the second half of the fiscal year. We may experience additional seasonal variations in our future revenues and our operating costs; however, we do not believe that these variations will be material.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Research and Development Expenditures

We have a research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research and development into complimentary technology, including genetically engineered drugs, drug delivery solutions and Chinese medicine, in an effort formulates solutions to address specific health problems and expand our product line. We incurred research and development costs of approximately $176,000 and $246,000 in the three months and nine months ended December 31, 2006, respectively, and $15,000 and $40,000 in the three months and nine months ended December 31, 2005, respectively. Such research and development costs are mainly comprised of staff salaries in the research and development division, which were included as part of the production costs in the Company's financial statements for such periods.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-KSB for the fiscal year ended March 31, 2006, and this Form 10-QSB should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended December 31, 2005 and 2006. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We have not experienced situations causing us to caste doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $14,642,606 as of December 31, 2006, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form-10QSB and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of December 31, 2006. Under the Statements of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, it is required to accrue a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. SFAS defines the levels of probability as to whether or not future events will confirm the existence of a loss as follows: (1) probable - the future event or events are likely to occur, (2) reasonably possible - the chance of the future events occurring is more than remote but less than likely, and (3) remote - the chance of the future event or events occurring is slight. No provision for the potential tax penalties has been made in our financial statements as we believe we did not cause the late payment of taxes, and that the probability of having to pay such late payment penalties is remote. We have reviewed our tax situation up to the date of this Form-10QSB, and concluded that the probability of having to pay such late payment penalties remains remote.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the CHINA-BIOTICS, INC. AND SUBSIDIARIES qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. We have not evaluated the impact of this pronouncement on our financial statements.

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

  3. Permits an entity to choose `Amortization method' or `Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

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

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”(“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 requires that the determination of the variability to be considered in applying FIN 46R be based on an analysis of the design of the entity. In evaluating whether an interest with a variable interest entity creates or absorbs variability, FSP FIN 46(R)-6 focuses on the role of a contract or arrangement in the design of an entity, regardless of its legal form or accounting classification. The Company will adopt the guidance in FSP FIN 46(R)-6 prospectively beginning September 1, 2006 to all entities that the Company first becomes involved with and to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred under paragraph 7 of FIN 46R. We do not expect the adoption of FSP FIN 46(R)-6 to have a material impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48) .  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes . FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this Interpretation will have a material impact on our financial position, results of operations or cash flows.

In June 2006, the EITF reached consensus on and ratified EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-03). The scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force concluded that the presentation of taxes within the scope of the Issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus in this Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We believe the adoption of EITF 06-03 will not have a material impact on our method for recording and reporting these type taxes in its consolidated financial statements, as the Company's policy is to exclude all such taxes from revenue.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial statements.

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

In September 2006, the FASB issued FAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of the provisions of FAS 158.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to assure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and accumulated and communicated to our management to allow timely decisions regarding disclosure.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA-BIOTICS, INC. (Registrant)

Date: February 12, 2007	By:	/s/ Li Chi Yuen
Li Chi Yuen
Chief Financial Officer