Form 10QSB/A
period 2006-09-30
CHINA-BIOTICS, INC
filed 2007-03-16
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No.1

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

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the year ended March 31, 2006 and the six months ended September 30, 2006, substantially all our sales revenue comprised amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days’ credits are given to the distributors.

Our first product, Shining Essence, which was launched in April 2001, remains our best-selling product. Sales of Shining Essence represented approximately 70% and 68% of our total sales for the years ended March 31, 2005 and 2006, respectively, and 61.58% for the six months ended September 30, 2006. In addition to Shining Essence, we have successfully created other new products, such as Shining Signal. As we release new products in the future, we expect the percentage contribution of Shining Essence to our total sales to decrease. As our products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production.

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

Our operation is generally not labor-intensive. We employed 178 people as of September 30, 2006. Our general and administrative expenses, comprising mainly of salaries and audit expenses, were $0.8 million for the fiscal year ended March 31, 2006 and $0.79 million for the six months ended September 30, 2006. The construction of our new plant and the creation of the new direct sales network will result in significant increases in our number of employees as we expect to add over 1,000 staff and employees over the next two years. We also intend to recruit senior executives to strengthen our management team. However, as wages in China are relatively inexpensive, we expect that labor costs will remain insignificant.

In addition, we engage in selective television advertising and promotional events. Our selling expenses, which comprise mainly advertising expenses, have averaged approximately 13.6% of our sales over the six months ended September 30, 2006 and 2005.

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

CHINA-BIOTICS, INC. (Registrant)
Date: March 16, 2007	/s/ Li Chi Yuen
Li Chi Yuen, Chief Financial Officer