Form 10KSB
period 2007-03-31
CHINA-BIOTICS, INC
filed 2007-06-21
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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
YES ☐    NO ☑

Revenues of the registrant for its fiscal year ended March 31, 2007 were $30,609,941.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $52,159,488 as of June 14, 2007.

The number of shares outstanding of registrant's common stock as of June 14, 2007 was 17,080,000.

Transitional Small Business Disclosure Format (check one): YES ☐    NO ☑

PART I

The information in this document contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project,” or “continue,” the negative of such terms or other comparable terminology. You should not rely on forward-looking statements as predictions of future events or results. Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions, risks and uncertainties and other factors which could cause actual events or results to be materially different from those expressed or implied in the forward-looking statements.

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

On March 22, 2006, we entered into and completed a securities exchange agreement with Sinosmart Group Inc., or SGI, and the SGI shareholders pursuant to which the SGI shareholders transferred all of the equity securities of SGI to us in exchange for the issuance of shares of our common stock. We refer to this transaction in this document as the share exchange. At the closing of the share exchange, we issued to the SGI shareholders an aggregate of 15,980,000 shares of our common stock in exchange for their shares of SGI, and SGI became our wholly-owned subsidiary. SGI owns all of the equity securities of Shanghai Shining Biotechnology Co. Ltd., or Shining. As a result of the share exchange, we are no longer a mineral exploration stage company, and SGI’s business operations become our primary operations. We are currently engaged in the research, development, production, marketing and distribution of probiotics products. These products contain live microbial food supplements which beneficially affect the host by improving its intestinal microbial balance. In connection with the share exchange, the following also occurred:

▪
On March 21, 2006, we filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, which, among other things, changed our name to “China-Biotics, Inc.” and provided that our common stock, which had previously been divided into Class A and Class B common stock (of which no Class B common stock was outstanding), would become one class of common stock. On March 22, 2006, immediately after the share exchange, our Board of Directors adopted amended and restated bylaws.

▪
On March 22, 2006, immediately prior to the share exchange, SGI issued 2,858 ordinary shares in a private placement for an aggregate consideration of $5,067,700, which we refer to as the private placement. Each of these investors subsequently exchanged these shares for an aggregate of 1,870,000 shares of our common stock in the share exchange. Pursuant to the terms of an escrow agreement entered into in connection with the private placement, $5,064,842 of the consideration was deposited with an escrow agent pursuant to an agreement with the investors in the private placement to ensure that the money would be used for certain purposes. Under the terms of the escrow agreement, $5,000 was released to Stan Ford pursuant to the closing of the transaction described in the third bullet below and $4,222,143 was released upon our initial filing of the registration statement described below. In addition, $750,000 was to be released from time to time to cover certain marketing and executive officer search expenses. The marketing expenses that were covered include payment for the creation of website, the publication of company newsletters, the procurement of independent research coverage, and the preparation of press releases and presentations. The executive officer search expenses primarily covered the payment to consultants and search firms for the recruitment of senior management, such as a chief financial officer, and the appointment of independent directors, if applicable. $84,660 of this amount was released to third parties for marketing expenses. The remainder of the escrowed amount of $87,699 was released to Chinamerica Fund, L.P., one of our shareholders, on March 24, 2006 as reimbursement for its expenses incurred in connection with the private placement and share exchange, including expenses incurred in assisting SGI and its counsel in the diligence process and preparing and reviewing documents related to the transactions. In March 2007, the remaining amount of $573,612 in the escrow account was released to us.

▪
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

▪	At the closing of the share exchange, we entered into the following agreements with certain of our stockholders:

▪
an Investors’ Rights Agreement with Chinamerica Fund, L.P., Chinamerica Sino-biotics Acquisitions, LLC, Pope Investments, LLC, Matt Hayden, BFS US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC and Halter/Pope USX China Fund pursuant to which we may not to take the following corporate actions without the approval of holders of at least 75% of the then outstanding shares of common stock:

▪ authorize or issue, or agree to issue, any other equity security, including any security convertible into or exercisable for any equity security, having a preference over the our common stock with respect to voting, dividends, conversion or upon liquidation;

▪ amend our certificate of incorporation, except as required by law or court order;

▪ redeem, purchase or otherwise acquire (or pay into or set funds aside for a sinking fund for such purpose) any shares of our common stock, other than certain repurchases from employees, officers, directors, consultants or other service providers;

▪ engage in any new line of business, other than as currently contemplated or any related, ancillary or complementary businesses;

▪ agree to sell all or substantially all of our equity interests in any of our subsidiaries unless our board of directors, after consulting with legal counsel, determines in good faith it is necessary to comply   with its fiduciary duties; or

▪ authorize the payment of any dividends or distributions on our common stock.

In addition, we granted these investors a right of first offer with respect to any shares of capital stock we sell at a per share price below the then current market price. The agreement will terminate upon the earlier of: (a) the date these investors as a group hold less than 25% of our outstanding shares of common stock, (b) two years from the date of the agreement, and (c) the date the put right set forth in the Put Agreement described below is exercised.

▪
Lockup Agreements with Master Talent Group Ltd., Yiu Ying Fai, Sharpsville Investments Limited, Po Ka Tsun Karlson, Bright Boom Group Limited, Fascinating Gain Investments Limited, Charming Leader Group Limited, Chinamerica Fund, L.P., Chinamerica Sino-biotics Acquisitions, LLC, Pope Investments, LLC, Matt Hayden, BFS US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC and Halter/Pope USX China Fund,   pursuant to which such stockholders generally could not sell, transfer or otherwise dispose of a portion of their shares for a period of one year without the permission of us and Chinamerica Fund, L.P., one of our stockholders.

▪
a Registration Rights Agreement with Master Talent Group Ltd., Yiu Ying Fai, Sharpsville Investments Limited, Po Ka Tsun Karlson, Bright Boom Group Limited, Fascinating Gain Investments Limited, Charming Leader Group Limited, Chinamerica Fund, L.P., Chinamerica Sino-biotics Acquisitions, LLC, Pope Investments, LLC, Matt Hayden, BFS US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC and Halter/Pope USX China Fund,   pursuant to which we were obligated to file a registration statement on Form SB-2 as soon as practical, and in any event on or before April 7, 2006 to register the resale of certain registrable securities by such stockholders. We originally filed this registration statement on March 24, 2006, fulfilling this obligation.

▪
a Put Agreement with Chinamerica Fund, L.P., Chinamerica Sino-biotics Acquisitions, LLC, Pope Investments, LLC, Matt Hayden, BFS US Special Opportunities Trust PLC, Renaissance US Growth Investment Trust PLC and Halter/Pope USX China Fund, pursuant to which we were obligated to purchase the shares that the Private Placement Investors received in the share exchange if we failed to file the registration statement referred to above by April 14, 2006.

▪
At or prior to the closing of the share exchange, our officers and directors resigned and were replaced by Song Jinan as our sole director, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary.

Immediately prior to the completion of the share exchange, Stan Ford, our then-current director, President, Secretary and Treasurer, beneficially owned 94.8% of our common stock. Upon the completion of the share exchange, private placement and Stan Ford Transaction, the former SGI shareholders and their designees collectively owned 98.7% of our common stock, Song Jinan, our then then-sole director and President, owned 29.8% of our common stock and members of his family owned an additional 20.3% of our common stock.

In February 2006, in anticipation of a potential business combination transaction, we purchased 1 million shares of our common stock from one of our directors, Fred Cooper, for $750.

SGI was incorporated in the British Virgin Islands on February 13, 2004. On August 11, 2005, SGI entered into an agreement to acquire 100% of equity of Shanghai Shining Biotechnology Co. Ltd. ("Shining”) from the former majority shareholders of SGI and a third party (“Equity Transfer Agreement”).The former majority shareholders are four individuals as follows: Mr. Song Jinan, Ms. Yan Li, Mr. Huang Weida and Ms. Yan Yi Hong. These four individuals are hereafter collectively referred to as “Original Shining Equity Holders” in these financial statements. The key terms of this agreement are: (i) the Original Shining Equity Holders and the third party would collectively transfer all equity holdings in Shining to SGI for a total cash consideration of $2.27 million (RMB 18.35 million), and (ii) SGI would make full payments on the consideration within three months after the transfer has been approved by the relevant government authorities in the People’s Republic of China. On August 19, 2005, SGI received approval from the Economic and Trade Bureau of the Pudong New District, Shanghai, People’s Republic of China, on this acquisition. In October 2005, SGI made full payment on the consideration of $2.27 million to the Original Shining Equity Holders. In December 2005, SGI’s acquisition of Shining was consummated when a revised business license was issued to Shining as a Wholly Owned Foreign Corporation signifying the formal recognition of SGI as Shining’s sole shareholder by the Chinese government authorities.

Also on August 11, 2005, SGI and the Original Shining Equity Holders entered into a supplemental agreement to grant the right to the Original Shining Equity Holders to re-establish a majority ownership in SGI (“Supplemental Agreement”). The key terms of this agreement are: (i) the Original Shining Equity Holders collectively would have the right to subscribe a total of 9,000 SGI ordinary shares within three months after the consummation of SGI’s acquisition of 100% equity in Shining, and (ii) the subscription price would be $1.00 per share. In October 2005, the Original Shining Equity Holders exercised their right under the Supplemental Agreement and executed subscription agreements to acquire 9,000 new shares issued by SGI for a total consideration of $9,000, representing a 90% ownership in the Company. The Company received the subscription money in full in March 2006. In the share exchange, the Original Shining Equity Holders exchanged these 9,000 SGI ordinary shares into 10,067,400 shares of the Company common stock, which represented 63% of the total of 15,980,000 shares received by all SGI shareholders in this transaction.

On December 9, 2005, SGI incorporated a wholly-owned subsidiary, Growing State Limited, in accordance with the laws of the British Virgin Islands. On September 22, 2006, Growing State Limited established a wholly-foreign owned enterprise, Growing Bioengineering (Shanghai) Company Limited, in China.

Current Operations

Overview

We are engaged in the research, development, production, marketing and distribution of probiotics products, which are products that contain live microbial food supplements which beneficially affect the host by improving its intestinal microbial balance.

Our first product, Shining Essence, was approved by the Chinese Ministry of Health for production and to market as a health product in August 2000. We launched Shining Essence in Shanghai in April 2001, and it is currently our best-selling product, representing approximately 68% of our total sales for the year ended March 31, 2006 and 61% for the year ended March 31, 2007. The Health Food Association of China named Shining Essence as the best selling liver health product in 2001.

From October to December 2001, we obtained three patents for our production process, packaging design and packing equipment design. We applied those technologies in manufacturing process of all products under the “Shining” brand. In June 2004, we submitted an application for registration of a patent regarding the production of one of our products to the Intellectual Property Bureau of China. We have obtained approval for this patent, but have not yet been issued a formal certificate by the authorities.

In February 2002, we obtained the certifications below from TÜV Rheinland/Berlin-Brandenburg Group of Companies. Management believes that our Shanghai production plant was the first and the only production plant in China for probiotics that obtained all four certifications.

ISO 9001. We obtained ISO 9001:2000 certification from TÜV Anlagentechnik GmbH in respect of our production process for its leading product, Shining Essence and will expire in January 2009. According to the American National Standards Institute, ISO 9001:2000 specifies requirements for a quality management system where an organization needs to demonstrate its ability to consistently provide product that meets customer and applicable regulatory requirements, and aims to enhance customer satisfaction through the effective application of the system, including processes for continual improvement of the system and the assurance of conformity to customer and applicable regulatory requirements. All requirements of this international standard are generic and are intended to be applicable to all organizations, regardless of type, size and product provided.

ISO 14001. We obtained ISO 14001:1996 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product, which expires in February 2009 . According to the American National Standards Institute, ISO 14001:2004 specifies requirements for an environmental management system to enable an organization to develop and implement a policy and objectives which take into account legal requirements and other requirements to which the organization subscribes, and information about significant environmental aspects. It applies to those environmental aspects that the organization identifies as those which it can control and influence. It does not itself state specific environmental performance criteria.

OHSAS 18001. We obtained OHSAS 18001:1999 certification from TÜV Hong Kong Ltd in respect of our production process for our Shining Essence product, which expires in March 2008. According to BSI Management Systems - Asia, Occupational Health and Safety Assessment Series specification relates to an entity’s occupational health and safety management systems that enable organizations to control its occupational health and safety risks and improve its performance. It does not state specific occupational health and safety performance criteria, nor does it give detailed specifications for the design of a management system. OHSAS 18001 is an assessment specification developed in response to the need for companies to meet their health and safety obligations in an efficient manner.

HACCP. We obtained HACCP DS 3027 E:1997 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product, which expires in July 2007. The term “HACCP” stands for Hazard Analysis Critical Control Point. The HACCP DS 3027 E:1997 standard was developed to ensure food safety among food manufacturers and their suppliers in Denmark.

Products

We currently manufacture and sell several health supplements under the “Shining” brand in the Shanghai area as set forth below. All of these products have been approved by the Ministry of Health in China and their content has been tested by the Shanghai Preventative Medicine Research Institute, which found that our products contain the quantities of bacteria specified by us. While management believes these products to be effective, their effectiveness has not been conclusively established.

Our four major products are:

▪
Shining Essence - Composed of lactobacillus acidophilus and bifidobacterium bifidum, aimed at balancing the microecology of the digestive system, enhancing intestinal health and protecting and strengthening liver function;

▪	Shining Signal - Composed of monascus rice and lactobacillus acidophilus, focused on reducing high blood pressure, high blood sugar level and hyperlipidemia;

▪	Shining Golden Shield - Composed of bifidobacterium adolescentis and lentinusedodes, focused on enhancing the body’s immune system; and

▪	Shining Energy - Composed of Vitamin C, L. Arginine, and other amino acids, aimed at promoting the development of brain cells and enhancing alertness and energy.

In addition, in March, 2006, we opened our first retail store in Shanghai and launched the following products in the market:

▪
Shining Beauty Essence - Composed of soy bean isoflavones and pueraria lobata p extracts, aimed at increasing bone mineral density of elderly people and reducing negative health effects associated with the aging process;

▪	Shining Companion Bifidus Factor Granule - Composed of bifidus, focused on enhancing the growth of bifidus in the human body and enhancing intestinal health;

▪	Shining Stomach Protection Capsules - Composed of lactobacillus acidophilus, aimed at protecting stomach walls and improving the digestive system;

▪	Shining Sicanel Capsules - Composed of lactobacillus acidophilus, focused on reducing hyperlipidemia, or excess levels of fats in the blood; and

▪	Shining Golden Shield (kids version) - Composed of bifido bacterium adolescentis and lentinusedodes, focused on enhancing the body’s immune system.

We intend to continue to develop new products to strengthen our product pipeline so that we may offer an array of products for sale in the market.

Business prospects

Leveraging on what our management believes are our technical competence, cost efficiencies and highly recognized brand, our management expects to achieve significant growth through:

▪
the introduction of bulk additives products - We believe we are poised to achieve first-mover advantage into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production in the first half of 2008. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum will cost $18 million, $16 million of which is expected to be paid in the second quarter of fiscal year 2007/08 and the balance by the end of fiscal year2007/08. Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility, and may increase the overall project costs to an estimated $30 million. The construction cost of the plant will be funded by cash at hand and cash inflow from operations. Management believes that, when completed, this new production plant may be the only probiotics plant in China that will be able to meet the estimated demands for the domestic bulk additive market;

▪
the geographical expansion of its retail sales through direct sales and traditional sales channels - We intend to expand the sale of our products to the other metropolitan cities in China through a combination of the traditional distribution channels and dedicated Shining stores. We opened our first store in Shanghai in March 2006, and plan to open additional Shining stores in Beijing, Shanghai, Jiangsu, Zhejiang, Shenyang, Harbin and Heilongjiang. We intend to open over 300 stores over the next two years. At the end of March 2007, we had opened a total of nine stores in Shanghai.; and

▪
the development of new products - We plan to continue to develop new products aimed at improving the general health conditions of humans, enhancing their immune system and reducing health problems. We are also in the process of developing new products to strengthen our product pipeline so that we may offer an array of products for sale in the Shining stores.

Industry overview and market condition

Probiotics

We manufacture and sell probiotics. Most probiotics are bacteria based and naturally exist in the human body in the lower intestinal tract. The introduction of “helpful ” bacteria and other organisms may aid in preventative fights against infection and improve digestion, especially with respect to dairy products.

Probiotics generally have a very short life-span. Water, acid and oxygen are harmful to probiotics and most die or cease to function after a short period of time after extraction from the source. A reduction of these naturally-occurring organisms due to poor eating habits, stress, or the use of antibiotic drugs or other factors may disrupt the natural equilibrium of the body and could lead to a variety of abdominal ailments and an overall decrease in the function of the immune system.  Based on   information available on the website www.usprobiotics.org , a non-profit research and education website sponsored by the California Dairy Research Foundation and Dairy & Food Culture Technologies,  researchers are also studying potential links between low probiotics microbial levels and hypertension, certain types of cancer, high cholesterol, and allergies (to access this information, click on the Section "Probiotics Basics," and then click on the Section "Health Effects of Probiotics." Subsections of "Health Effects of Probiotics" include "hypertension," "cancer," "elevated blood cholesterol" and "allergy.")

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

Curtailment of the use of antibiotics may stimulate demand for probiotics. According to two Chinese newspaper articles entitled “80,000 people in China die from inappropriate use of antibiotics each year, children suffer the most,” published in Xin Kuai Bao dated December 12, 2003 available in Chinese at http://info.china.alibaba.com/news/detail/v8-d5779326.html under "News/Detail"), and “How many people die from inappropriate use of antibiotics in China each year?,” published on 19 July 2005 by Bio Information Net (available in Chinese at www.bio168.com/news/200507/46448F8BBO5D.html under "Homepage/News/Main Text of the News"), China has the highest per capita consumption of antibiotics in the world. In 2000, the World Health Organization cautioned that “superdiseases” are being created by the overuse of antibiotics. In order to stem the tide of these drug resistant strains, many nations have taken steps to limit the use of antibiotic drugs. In July 2004, the Chinese government took an active role in the fight against the overuse of antibiotics by requiring prescriptions for these drugs. To further reduce the use of antibiotics, the Chinese government has slashed the retail price of antibiotics by 60%, so that it is no longer profitable for a large number of antibiotics manufacturers to continue to manufacture such products. This resulted in a marked increase in the use of other products to not only treat existing infections but prevent infections from occurring. In addition, on May 20, 2005 (effective July 1, 2005) the State Food and Drug Administration (reference no. Guo Shi Yao Jian Zhu (2005) no. 202) issued a notice acknowledging that probiotics are beneficial for human health and also introduced guidelines for regulating manufacturers of probiotics products and registration of probiotics products with the State Food and Drug Administration.

Demand for dairy product additives is expected to increase significantly. The demand for functional foods and foods that use probiotic supplements is growing at a significant rate. According to AC Nielsen (article available at http://cn.en.acnielsen.com/news/20050916.shtml), yogurt and yogurt drinks are the fastest growing products in the food products segment in China, with sales increasing by 38% in 2004 alone. Sales of infant formula grew 23% in the same year. Moreover, according to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics will be added to baby milk powders produced in China. These factors translate into significant growth in demands in China for live bacteria as food addictives.

Business strategies

Leveraging on what our management believes are our technical competence, cost efficiencies and highly recognized brand, our management expects to achieve significant growth through:

▪	the introduction of bulk additives products;

▪	the geographic expansion of our retail sales through direct sales and traditional sales channels; and

▪	the development of new products.

Bulk market

We believe we are poised to achieve first-mover advantage into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production in the first half of 2008. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per year, will cost $18 million, $16 million of which is expected to be paid in the second quarter of fiscal year 2007/08 and the balance by the end of fiscal year2007/08. Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility, and may increase the overall project costs to an estimated $30 million. The construction cost of the plant will be funded by cash at hand and ongoing cash inflow from operations. Management believes that there are currently no manufacturers capable of providing probiotics to be used as additives in China. Most probiotics used for the manufacture of yogurt, milk powder products and food preservatives are currently imported. However, we believe imported probiotics are significantly more expensive and are of lower quality as most bacteria die during transport. In addition to the existing demands for probiotics, According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics will be added to baby milk powders produced in China. Management believes that when completed, this new production plant may be the only probiotics plant in China that will be able to meet the demands for the domestic bulk additive market. The relevant regulations will be announced later.

Geographic expansion and direct sales

We sell our products solely in Greater Shanghai through distributors. Over the past five years, we believe we have firmly established ourselves in Shanghai as the leading supplier and manufacturer of probiotics products. We now intend to expand the sale of our products to the other metropolitan cities in China through a combination of the traditional distribution channels and dedicated Shining stores.

We opened the first Shining retail store in Shanghai in March 2006. Since March 2006, we have opened a number of pilot stores in Shanghai to test run the retail sales operations and to build up our retail experience and expertise. We have also repackaged our products for sale in our stores, and have introduced several new products which are sold exclusively in our stores.

In preparation for the opening of additional retail stores, we have also been actively recruiting and training retail sales staff since the beginning of 2006. We have already successfully recruited a number of very experienced sales professionals and have trained a pool of sales staff. We have also designed and implemented control systems to manage this new business.

We plan to open over 300 stores over the next two years in Shanghai, Bejing, Jiangsu, Zhejiang, Shenyang, Harbin and Heilongiang. At the end of March 2007, we had opened a total of nine stores in Shanghai. In addition, we have surveyed the market in four other cities in China to gather information as to whether opening stores in those markets may be successful. As we gain more experience in the retail business, we intend to accelerate the rate of rolling out of new stores.

As part of our strategy, we will also consider licensing franchisees to operate retail stores in due course. However, we will do so only when we have established a successful track record from our own stores. We intend to finance the costs of our business expansion by our internal working capital.

Introduction of new products

In March 2006, in connection with the opening of our first Shining store, we launched several new products under the Shining brand. We currently have regulatory approval to produce eight products that can be marketed under the Shining brand. We plan to develop new products to strengthen our product pipeline so that we may offer an array of products for sale in the Shining stores.

Our Business Prospects

Growth potential from geographic expansion leveraging on the Shining brand.

We have experienced rapid sales growth of our products through retail sales in the Greater Shanghai area under our “Shining” brand. Management believes that the “Shining” brand is one of the most recognized health supplement brands in Shanghai. We plan to expand the sales of our retail products to the other major metropolitan cities in China such as Beijing, Shanghai, Jiangsu, Zhejiang, Shenyang, Harbin and Heilongjiang. Given our high gross margin and low overhead structure, management anticipates that distribution in these areas could be profitable, assuming there is sufficient demand. Expansion of retail sales is also a key component of the marketing of our food additives. We intend to co-brand with food producers allowing consumers to identify food products that use our additives as high quality and beneficial. We are currently exploring the possibility of attaching our “Shining” logo to the packaging of products manufactured by food producers which contain probiotics additives supplied by us. We have not entered into, and do not plan to enter into, any definitive agreements with food producers until the commencement of operation of the our production facility.

Significant potential from the new bulk business (yogurt).

Live bacteria are essential to the formulation of yogurt and yogurt -based drinks. Yogurt and yogurt drinks were the fastest growing food product segments in China in 2004 according to AC Nielsen. Our management believes that there are currently no manufacturing facilities in China that are capable of producing high quality probiotics food additives for yogurt and yogurt drinks. As a result, yogurt producers in China currently import most of their probiotics additives. We believe that importation of probiotics is costly and a portion of the effective ingredient (bacteria) dies during transportation. Our new plant is intended for bulk manufacturing of probiotics for use as food additives for foods such as yogurt and yogurt drinks. Management believes that, when completed, this plant may be the only probiotics plant in China that will be able to meet the demands and standards for the bulk additive market.

Significant potential from the new bulk business (milk powder).

Manufacturers have begun to add probiotics to infant formula and milk powders to facilitate and improve digestion and absorption as well as strengthen the immune system of infants. Currently, infant formula made in China by some multinational companies such as Nestle and Mead Johnson already use imported probiotics produced by Rodia SA and Chr. Hansen and other producers in their products. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics will be added to baby milk powders produced in China. Currently, management believes there is no manufacturing facility in China that can meet the demand for probiotics if this requirement was imposed. Once our new plant is operating, we believe we will be well positioned to capture this significant new demand for probiotics. Management does not believe that any competitors are currently planning to build probiotics manufacturing facilities.

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

Strong revenue and profit growth.

Our probiotics products have generated strong sales and profit growth during the past two years, and have generated sufficient cash flow to finance our operations. Sales of our probiotics products increased 40% to $31 million in fiscal year 2007 from $22 million in fiscal year 2006. Similarly, income before taxes increased from $12.3 million in fiscal year 2006 to $15.1 million in fiscal year 2007.

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

We have registered the following patents in China:

▪	High Quality Microecologics and Microencapsulation Technology (patent registration number ZL 01 1 09063.4), which increases the vitality rate, maintaining large quantities of active bacterium;

▪
Nutrition Gas Injection Capability and Double Aluminum Packaging Machine (patent registration number ZL 01 2 04515.2), which enables the probiotics bacterium to retain their vitality for two years and better resist gastric acid; and

▪	Packaging for Shining Essence (patent registration number ZL 01 3 01526.5).

In June 2004, we submitted an application for registration of a patent regarding the production of one of our products to the Intellectual Property Bureau of China. We have obtained approval for this patent, but have not yet been issued a formal certificate by the authorities.

Our management believes that we enjoy the following competitive advantages in utilizing such microecologics technology in our production process:

▪
We use advanced fermentation, bacteria extraction and microencapsulation technology to produce our products. Management believes that the output of products from our production process is many times that of our competitors thereby giving us a significant cost advantage.

▪
Since probiotics are phobic to water, acid and oxygen, their life span is extremely short. We use technology that significantly extends the survival rate of the bacteria and, as a result, our products have a survival rate of two years from manufacturing at room temperature, which our management believes is the highest among other similar products in our market.

▪
According to rules governing live bacteria products in China which took effect in 2001, such products need to maintain out concentrations of live bacteria at a level of 10 6 /g within their stated effective period. Our products maintain a 10 8 /g concentration of live bacteria during their stated effective period, which the management believes is highest in the industry. This concentration level is also over 200 times higher than the current commonly accepted international standard.

▪
Most probiotic producers extract their bacteria base from animals. The probiotics we produce originate from organisms cultured from human sources to reduce the risk that the active ingredients will be rejected by the human body.

Distribution

We currently sell our products in the greater Shanghai area, mainly to large distributors who then sell them through their networks to supermarkets, hypermarkets, such as Wal-Mart, and drug stores. As of March 31, 2007, we had 12 distributors located in Shanghai, Jiangxu and Zhejiang. In March 2006, we opened our first Shining store in Shanghai in connection with our plan to market our retail products through company-owned Shining brand stores. We intend to market our retail products through company-owned Shining brand stores in the near future. We intend to open over 300 stores over the next two years. We have been hiring consultants who have many years of experience in the direct selling industry to facilitate the development of new Shining brand stores. We also plan to create a “Community Network” through which we will continuously provide training and seminars to educate the public about becoming more health conscious and about the benefits of probiotics and the Shining products. We believe that this approach has many advantages:

▪
The promotion and sale of probiotics products has historically been most effective through word-of-mouth marketing. We believe that the use of Community Network will provide an additional channel to educate the public about the benefits of probiotics and to provide advice on health related matters.

▪
We believe that the use of Community Network to market and sell our products will be cost effective compared with the traditional advertising and selling through distributors, and that it should increase our profit margin.

▪
We believe that Community Network will attract a group of health conscious individuals in the community who can share health and product related experiences. This is expected to enhance customer loyalty and encourage recurring sales.

▪	We expect that each Shining store will employ a combination of employees and agents. The agents will be remunerated mainly on a commission basis, which will minimize our fixed overhead costs.

▪
We believe that the Shining brand stores and Community Network will increase brand awareness within the community, which will facilitate the marketing of bulk additives products using the Shining brand.

Customers

We have two different types of customers, consumers and food product manufacturers. Food product manufacturers include yogurt and milk powder producers and animal feed manufacturers. Consumers are primarily individuals in major metropolitan areas who are middle aged or above having middle to higher income levels. We believe that these individuals are becoming increasingly health-conscious and as their income levels increase, they spend more on health related products such as probiotic products. We have historically reached consumers by selling our products to large distributors, who then sell them through their networks to supermarkets, hypermarkets, such as Wal-Mart, and drug stores, where they are purchased by consumers. In March 2006, we opened our first Shining store in Shanghai in connection with our plan to market our retail products through company-owned Shining brand stores. We intend to open over 300 additional stores over the next two years.

As of March 31, 2007, we had 12 distributors located in Shanghai, Jiangxu and Zhejiang.

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

Quantity of active probiotics (cfu/g) that can be maintained (1)
B.bifidum
China -Biotics, Inc.	2 x 10 [11]

PRC competitors - Onlly No. 1 manufactured by Shanghai Jiaoda Onlly Co., Ltd	3.5 x 10 [9]

Japanese competitors - Morishita Jintan Co. Ltd.	1.0 x 10 [10]

The metric “Quantity of active probiotics (cfu/g) that can be maintained” is a standard commonly used to measure the effectiveness of probiotics. It refers to the concentration of live bacteria that are maintained over a specified time period—products with a higher quantity of the active probiotics that can be maintained are generally recognized as higher quality products. The international standard is CFU10 6 /g within 3 months.

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

	Vitality and active rate (%)
	8 months from manufacturing	16 months from manufacturing	24 months from manufacturing
China-Biotics, Inc.	85	75	70

PRC competitors - Onlly No. 1 manufactured by Shanghai Jiaoda Onlly Co., Ltd	<20	<12	<8

Japanese competitors - Morishita Jintan Co. Ltd.	71	60	36

Set out below is a comparison of some of the features of our products and similar products:

With reference to guidelines issued by the Ministry of Health in China (1)
Manufacturer /Products	Form of products	Bacteria type	Form of Products	Bacteria Type	Qty of bacteria (>10 6 /g)
China-Biotics, Inc. (Shining Essence)	Capsule	L acidophilus and B. bifidum	Recommended	Recommended	100x above standard

Shanghai Jiaoda Onlly Co., Ltd / Onlly No 1	Liquid	Unknown	Not Recommended	Unknown	Below standard

Shanghai Pharmaceutical Group Co., Ltd - SINE Pharmacy Co., Ltd/ Pei Fei Kang	Capsule	Lactobacillus, Bifidobacterium, Streptococcus faecalis	Recommended	Not Recommended	Below standard

(1)   According to a notice issued by the Chinese Ministry of Health on March 23, 2001 (reference number: Wei Fa Jian Fa (2001) No. 84) regarding live bacteria products in China, which took effect in 2001, these types of products should maintain concentrations of live bacteria at a level of 10 6 /g within their stated effective period. The labels attached to the products indicated as “Not recommended” or “Below standard” in this table indicated concentration levels of live bacteria below this amount.

The information regarding our competitors’ products in each of the three tables above was obtained from the labels of their products.

The competition for bulk additives comes mainly from large overseas producers and food importers that produce their own supplements. Our management believes that we have a significant advantage over these competitors in terms of both cost and quality of product. We are directing efforts toward encouraging customers to switch from imported bacteria to our products as additives for the production of yogurt, sour milk and other food products.

Research and Development

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research and development into complimentary technology, including genetically engineered drugs, drug delivery solutions and Chinese medicine, in an effort formulate solutions to address specific health problems and expand our product line. We incurred research and development costs of approximately $497,817 for the year ended March 31, 2007. Such research and development costs are mainly comprised of staff salaries in the research and development division, which were included as part of the production costs in our financial statements for such periods.

Government Regulation

Food Business

Laws and regulations governing our business include the following: the Law on the Food Conditions of the PRC promulgated and enforced on October 30, 1995, the Administrative Rules for Healthy Food promulgated by the Ministry of Health, or MOH, on March 15, 1996 and enforced on June 1, 1996, the Notice of Circulating the Appraisal Standard of Fungal and Good-Live-Bacterial Healthy Food  and its appendixes-Appraisal Standard of Fungal and Good-Live-Bacterial Healthy Food, and List of Good-Live-Bacteria Applicable for Healthy Food, which are promulgated by the MOH and enforced on March 23, 2001, and the Administration Rules for the Registration of Healthy Food (experimental) promulgated by the State Food and Drug Administration, or SFDA, on April 30, 2005 and enforced on July 1, 2005.

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

Pursuant to the Appraisal Standard of Fungal and Good-Live-Bacterial Healthy Food, an enterprise using good-live-bacteria in manufacturing healthy food must satisfy the following requirements:  form a Good Manufacturing Practice (GMP) and a step-by-step Hazard Analysis Critical Control Point (HACCP) quality control system; possess a pilot scale experiment manufacturing scale (at least 500 cubic liters), and submit its pilot scale experiment products for approval; have special plants or workshop, specific manufacturing equipment and devices, a good-live-bacteria lab, special staffs looking after the bacteria under the supervision of experts with at least middle level expert title, and specific technical rules and procedures. In addition, these Rules require that good-live-bacterial healthy food must maintain its active bacteria population at more than 10 6 cfu/ml during its storage term.

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

Trademarks

Description	Registration No.	Class	Term
Logo of Shanghai Shining Biotechnology Co. Ltd. and device	1610780	30	July 28, 2001 to July 27, 2011
Shining	1675162	30	November 28, 2001 to November 27, 2011
“Shining Essence”	1675163	30	November 28, 2001 to November 27, 2011
Device containing 2 cartoon figures	3304485	30	January 21, 2004 to January 20, 2014

Patents

Type	Patent No	Term
High Quality Microecologics and Microencapsulation Technology	ZL 01 1 09063.4	February 28, 2001 to February 27, 2011

Nutrition Gas Injection Capability and Double Aluminum Packaging Machine	ZL 01 2 04515.2	February 28, 2001 to February 27, 2011

Packaging for Shining Essence	ZL 01 3 01526.5	February 28, 2001 to February 27, 2011

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

Pursuant to the Trademark Law of PRC and its implementation rules amended on October 27, 2001, a registered capital may refer to a trademark registered with the Trademark Bureau, including products, service trademark and collective trademark, attest trademark; the trademark owner shall have exclusive rights of using the trademark, under the protection of laws. The exclusive rights of using the trademark is limited within the registered trademark and the registered products on which the trademark can be used. The Trademark Bureau of the State Administration for Industry and Commerce is responsible for managing the trademark registration and administration throughout the PRC. The protection period of registered trademark is ten years from the registration date.

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

Facilities

We do not own any real estate. We conduct our operations from a leased facility in Pudong, Shanghai. Pursuant to our lease for this facility, which expires on October 19, 2008, we pay annual rent of RMB507,532, payable in monthly installments of RMB42,294. This facility, which includes a level 100,000 clean room and a level 10,000 clean room, houses our office space manufacturing facilities and warehouse. The maximum current production capacity at this location is approximately 3.5 million capsules per month. We have received ISO 9001, ISO 14001, OHSAS 18001 and HACCP certifications for this facility.   See “Business—Current Operations—Overview” for further information with respect to these certifications.

We are in the planning stage of the construction of a bulk manufacturing facility that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year based on market demand. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 ton probiotics per annum, will cost $18 million, $16 million of which is expected to be paid in the second quarter of fiscal year 2007/08 and the balance by the end of fiscal year2007/08. Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility, and may increase the overall project costs to an estimated $30 million. The construction cost of the plant will be funded by cash at hand and ongoing cash inflow from operations. On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we will construct this plant. The agreement provides for the payment of leasing fees of approximately $2 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. Payment of $2,100,828 will be due immediately before the issuance of approval documents regarding the land by the Qingpu People’s Republic Government. We are in the process of applying for the necessary approval documents and our management believes that we may obtain the approval documents by the end of third quarters 2007. If we fail to timely make this payment, we may be subject to monetary penalties, and the other party will have the right to terminate the agreement if it has not received payment within 30 days of such payment becoming due.

Employees

As at March 31, 2007, we had 178 staff and employees. The following table summarizes the functional distribution of our employees:

Department	Headcount
Management and Administrative	9
Sales and Marketing	26
Retail Store	33
Quality Control	5
Logistics	9
Production	77
Finance and Accounting	6
Business Development	13
Total	178

All of these employees were full-time. We do not have any payment obligations for any retirees and are not currently retaining any contractors.

According to Article 10, Trade Union Law of the People’s Republic of China an enterprise, public institution or government organ with 25 or more members must establish a basic-level trade union committee. However, a union is established only if it is voluntarily formed by the employees. We currently do not have a trade union.

Risks Related to our Business

We depend on the services of our directors and key employees, the loss of which could harm our business.

We believe our success relies on the strategies, vision, efforts and technical expertise of our directors and key management personnel, including Mr. Song Jinan, Dr. Huang Weida and Dr. Du Wen Min. The resignation or departure of any of these key people could have a material adverse impact on our operations and future prospects. In addition, if any of these key people join a competitor or form a competing company, we could lose customers and incur additional expenses to recruit replacements and train personnel. We have entered into standard form confidentiality agreements with our technical employees with the exception of our directors and our key executives which contain non-competition clauses. We do not maintain key-man life insurance for any of our key executives.

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

We have derived the majority of our revenue from the sale of our Shining Essence product. Sales of this product represented approximately 68% and 61% of our total sales for the year ended March 31, 2006 and 2007 respectively. We expect that Shining Essence will continue to account for a large portion of our revenues for the foreseeable future. Any factors adversely affecting the pricing of, demand for or market acceptance of Shining Essence, including increased competition, could cause our revenues to decline and our business and future operating results to suffer.

If our products fail to keep pace with advances in the industry, they may be displaced by competitors’ newly developed products.

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

In addition, we have been selling through distributors since our first product, Shining Essence, was launched in the market in April 2001. We opened our first retail store in March 2006. We intend to expand our operations by opening additional new retail stores to facilitate direct sales of our products to customers. There is no assurance that we can successfully implement our direct selling model.

As we increase the geographic area of our selling efforts and implement a direct selling model, there is a risk that our current systems may not be able to accommodate the increased volume or the complexity of the future business. Our short term operating results may be adversely affected as additional capital investments will have to be made for system upgrades, replacements or improvements.

We face potential tax exposure.

Our principal operations are in China. Business enterprises established in China are subject to income taxes and value added taxes under Chinese tax laws and regulations unless they have exemptions. We have made tax payments to the Chinese tax authorities since 2005. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future.  Accordingly, our financial statements contain full provisions for all applicable tax liabilities (other than potential tax penalties), plus surcharge, for all prior calendar years for such taxes. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future.

According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.88 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2006 and 2007. No provision for the potential tax penalties has been made in our financial statements as our management believes that the possibility of having to pay the penalties is unlikely.

In addition, in connection with dividends paid to the Shining shareholders between April 2003 to June 2005, Shining did not deduct a withholding tax at the rate of 20% as required by applicable Chinese laws and regulations. No provision for the potential tax penalties with respect to this matter has been made in our financial statements as our management believes that the possibility of having to pay the penalties is unlikely. However, we face potential for the payment of penalties for this failure to withhold taxes if the Chinese authorities pursue this matter.

We may not be able to protect our intellectual property against claims by other parties or enforce our rights with respect to our intellectual property.

We have not purchased or applied for any patents other than three registered Chinese patents in respect of the packaging processes and technologies we use in our production process and a pending registration of a patent regarding the production of one of our products, as we are of the view that it would not be cost-effective to do so at this time. Without patents, we may have no legal recourse in the event that our processes and technologies are replicated by other parties. If our competitors are able to replicate our processes, technologies and systems at lower costs, we may lose our competitive advantage and our profitability will be adversely affected.

In addition, we believe that over the last five years our “Shining” brand has become a highly recognizable brand in our industry in Shanghai. To protect this brand, which we consider important to our continued success, we have registered four trademarks in China. If our competitors introduce products of inferior qualities to the market using trademarks that are confusingly similar to the “Shining” trademarks, our reputation and operating results will be adversely affected.

From time to time, we may have to resort to litigation to enforce our rights with respect to our intellectual property. This type of litigation could result in substantial costs and diversion of our resources, which would adversely affect our results of operations.

Management by a small team of officers may create conflicts of interests and impede the successful implementation of our growth plans.

Mr. Song and Mr. Li, our only executive officers, are responsible for all managerial functions of our company. This concentration of management could be disadvantageous to stockholders with interests different from those of Mr. Song or Mr. Li. In addition, without a more complete executive management team we may not be able to implement our growth plans, which could adversely affect our results of operations. We currently plan on hiring additional employees to complete our management team, but we cannot assure you that we will be able to successfully locate or hire suitable candidates.

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

We are subject to government regulations with respect to the prices we charge, the rebates we may offer to customers and our marketing methods. In addition, we are required to obtain approval from Chinese government authorities regarding the contents of advertisements related to our products before they can be published. If the Chinese government requires that we set our retail prices at undesirable prices or significantly limits our ability to advertise our products, it could have a material adverse effect on our results of operations.

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

We currently conduct our business solely in China. Changes in the economic and political situation in China and the economic, financial, fiscal and other policies adopted by the Chinese government may affect our operations, performance and profitability. The economy of China differs from the economies of most developed countries in many respects, including:

▪	structure;

▪	extent of government involvement;

▪	level of development;

▪	growth rate;

▪	control of foreign exchange; and

▪	allocation of resources.

China’s economy has traditionally been subject to central planning, with a series of economic plans promulgated and implemented by the Chinese government. Over the past 25 years, the Chinese government has been reforming the economic and political systems in China in an attempt to achieve economic and social advancements. Many of these reforms were unprecedented and are expected to continue while political, economic and social factors may also lead to further adjustments to China’s reform measures. These reforms and adjustments may not always have a positive effect on our operations. Accordingly, we cannot assure you that our performance and profitability will not be adversely affected from these measures. In addition, there is no assurance that the Chinese government will continue to pursue economic liberalization and other reforms.

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

All of our officers and directors, and substantially all of our assets, are located in China, thus it may be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets.

Because our executive officers and directors are Chinese citizens it may be difficult, if not impossible, to acquire jurisdiction over them in the event a lawsuit is initiated against us or our officers or directors by a stockholder or group of stockholders in the United States. We anticipate that our future officers and directors will also be Chinese citizens. Because the majority of our assets are located in China, it would also be extremely difficult to access those assets to satisfy an award entered against us in U.S. court.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Since almost all of our future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. There are significant restrictions on convertibility of the Renminbi for current account transactions, including primarily the restriction that foreign invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

Risks Related to our Common Stock

Shares of our common stock which are eligible for immediate sale by our stockholders may decrease the market price of our common stock.

We had 17,080,000 shares outstanding as of March 31, 2007, including approximately 230,000 shares which are free trading and may be sold immediately by our stockholders and 5,664,833 shares which are included on a Form SB-2 that we originally filed with the Securities and Exchange Commission on March 24, 2006. If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by our President and Chief Executive Officer and a director and his family may dissuade new investors from purchasing our securities which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of March 31, 2007, Mr. Song, our President and Chief Executive Officer and a director, owned 29.8% of our outstanding common stock, and members of his family owned an additional 20.3% of our common stock. As a result, Mr. Song has the ability to exert substantial influence or absolute control over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. For example, Mr. Song could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

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

Our common stock is currently quoted on the OTC Bulletin Board. Securities quoted on the OTC Bulletin Board tend to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

▪	the lack of readily available price quotations;

▪	the absence of consistent administrative supervision of “bid” and “ask” quotations;

▪	lower trading volume; and

▪	market conditions.

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

Volatility in the price of our common stock may cause it to be classified as penny stock which will result in limits on trading and our stock price could decline.

Because our common stock is volatile, it may in the future fall under the SEC definition of “penny stock”, if our common stock is classified as “penny stock” we expect trading in our common stock, if any, to be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

Rules promulgated by the SEC under Section 15(g) of the U.S. Securities Exchange Act of 1934, or Exchange Act, require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents, including:

▪	a standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

▪	all compensation received by the broker-dealer in connection with the transaction;

▪	current quotation prices and other relevant market data; and

▪	monthly account statements reflecting the fair market value of the securities.

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

None.

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

Period	High	Low
Quarter Ended December 31, 2005 (1)	$1.01	$1.01
Quarter Ended March 31, 2006	$8.00	$1.01
Quarter Ended June 30, 2006	$9.00	$5.00
Quarter Ended September 30, 2006	$9.25	$5.25
Quarter Ended December 31, 2006	$8.10	$5.60
Quarter Ended March 31, 2007	$14.50	$6.50
Quarter Ended June 30, 2007 (through June 20, 2007)	$9.50	$7.50

(1) Consists of one sale on November 29, 2005.

Security Holders

At March 31, 2007 there were 17,080,000 shares our common stock outstanding held by approximately 61 stockholders of record.

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

On March 22, 2006, we entered into and completed a securities exchange transaction with SGI and the shareholders of SGI, pursuant to which the SGI shareholders transferred all of the equity securities of SGI to us in exchange for an aggregate of 15,980,000 shares of our common stock. At the closing of the share exchange, SGI became our wholly-owned subsidiary. Immediately after the share exchange and related transactions described elsewhere in this document, the former SGI shareholders and their designees collectively owned 98.7% of our common stock. As a result of the share exchange, we are no longer a mineral exploration stage company, and SGI’s business operations become our primary operations. We are currently engaged in the research, development, production, marketing and distribution of probiotics products. These products contain live microbial food supplements which beneficially affect the host by improving its intestinal microbial balance. See “Business - History”.

We accounted for the share exchange as a recapitalization whereby the historical financial statements and operations of the SGI become our historical financial statements, with no adjustment to the carrying value of the assets and liabilities. Our issued and outstanding common stock immediate prior to the share exchange is accounted for at the net book value at the time of the transaction.

Upon consummation of the share exchange, we changed our fiscal year end from August 31 to March 31 to conform to the year end date of SGI. We filed a quarterly report on Form 10-QSB on April 14, 2006 for quarter ended February 28, 2006. This quarterly report was our last filing under our previous fiscal year end date of August 31, and as a mineral exploration stage company. In our future filings with the SEC, we will report our business activities as a manufacturer and distributor of probiotics products based on our new fiscal year end date of March 31. SGI’s historical financial statements will become our historical financial statements.

The results of operations related to Otish Resources, Inc., as a mineral exploration stage company, are not material and are therefore not included in the discussion below. Unless otherwise noted, all references to the “company,” “we,” “us” and “our” hereafter in this section refer to the current business of China-Biotics, Inc. or the historical business of SGI and its subsidiaries, as applicable.

In this document, we use the “Current rate method” to translate the financial statements of SGI from HKD into U.S. Dollars, and to translate the financial statements of Shining from RMB into U.S. Dollars, as required under the Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation” issued by the Financial Accounting Standard Board. The assets and liabilities of SGI and Shining, except for the paid-up capital, are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The paid-up capital is translated at the historical rate. Adjustments resulting from the translation of SGI’s and Shining’s balance sheets from HKD and RMB into U.S. Dollars are recorded in shareholders’ equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at the historical rates. Due to the use of different rates for translation, the figures in the statement of changes in cash flows may not agree with the differences between the year end balances as shown in the balance sheets.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are sold primarily in the Greater Shanghai region.

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the year ended March 31, 2007, substantially all our sales revenue comprised amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days’ credits are given to the distributors.

Our first product, Shining Essence, which was launched in April 2001, remains our best-selling product. Sales of Shining Essence represented approximately 68% and 61% of our total sales for the years ended March 31, 2006 and 2007, respectively. In addition to Shining Essence, we have successfully created other new products, such as Shining Signal. As we release new products in the future, we expect the percentage contribution of Shining Essence to our total sales to decrease. As our products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:

▪
Increasing demand for functional food products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and dietary supplements to increase.

▪
Curtailment of the use of antibiotics and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health.

▪
Increasing demand for dairy product additives. The demand for functional foods and foods that use probiotic supplements is growing at a significant rate and our management believes that it will continue to do so. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics will be added to baby milk powders produced in China.

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through:

▪
The introduction of bulk additives products.  We believe we are poised to achieve first-mover advantage into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production in the first half of 2008 and which we believe will start to make significant contribution to our earnings in 2008. Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum, is expected to cost $18 million, $16 million of which is expected to be paid in the second quarter of fiscal year 2007/08 and the balance by the end of fiscal year 2007/08. Subsequent phases of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility, and may increase the overall project costs to an estimated $30 million. The construction cost of the plant will be funded by cash at hand and cash inflow from operations. In connection with our plan to build the new plant, on March 21, 2006, our wholly-owned subsidiary, Growing State Limited, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which we will construct a plant consisting bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year. As of March 31, 2007, we were still waiting for the approval from the relevant government authorities to grant a construction permit.

▪
The geographical expansion of retail sales through direct sales and traditional sales channels. We intend to expand our sales to other cities in China through a combination of distributors and our own retail and training centres. In this regard, we opened our first pilot centre in Shanghai in March 2006 and intend to open over 300 centres over the next two years. We expect that the additional demands from opening new centres will be met initially by increasing production from our existing plant, which currently has spare capacity, and in the longer term from our new plant that will have a capacity of 150-300 tons. The initial, 150-ton phase of our new plant is scheduled to commence operations in the first half of 2008. With our direct sales network, we will be selling to the end users, thereby capturing the margin previously made by our distributors and retail outlets. However, with more staff and agents there will be more selling and general and administrative expenses, with the result that we do not expect significant changes to our overall profit margins.

▪
The development of new products.  We have introduced several new products which are sold exclusively in our stores. We plan to continue to develop new products aimed at improving the general health conditions of humans, enhancing their immune system and reducing health problems to strengthen our product pipeline so that we may offer a wider array of products for sale in the Shining stores.

Our operation is generally not labor-intensive. We employed 178 people as of March 31, 2007. The construction of our new plant and the creation of the new direct sales network will result in significant increases in our number of employees as we expect to add over 1,000 employees over the next two years. We also intend to recruit senior executives to strengthen our management team. However, as wages in China are relatively inexpensive, we expect that labor costs will remain insignificant.

In addition, we engage in selective television advertising and promotional events. Our advertising expenses were approximately 9.71% and 8.61% of our net sales over the years ended March 31, 2007 and 2006, respectively.

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

Results of Operations for Fiscal Year Ended March 31, 2006 Compared with the Fiscal Year Ended March 31, 2007

Our net income was $10.90 million for the fiscal year ended March 31, 2007, which was 30.54% above our net income of $8.35 million for the fiscal year ended March 31, 2006. Our growth in net income primarily resulted from growth in our sales volume of our products. Our average product prices did not change materially during fiscal year 2007. Shining Essence continued to be our best selling product, accounting for 61.57% of our sales revenue in fiscal year 2007 (68.27% in fiscal year 2006). The growth rate on this product's sales volume was 20% in fiscal year 2007 (46% in fiscal year 2006). Growth rates on our three other main products (Shining Signal, Shining Golden Shield and Shining Energy) ranged from 35% to 65%.

Our results for 2006 and 2007 are summarized below:

	Years ended March 31, 2006		Years ended March 31, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$21,862,385	100.00%	$30,609,941	100.00%
Cost of sales	(6,445,148)	-29.48%	(8,910,633)	-29.11%
Gross profit	$15,417,237	70.52%	$21,699,308	70.89%
Operating expenses:
Selling expenses	$(2,434,448)	-11.14%	$(4,502,687)	-14.71%
General and administrative expenses	(797,232)	-3.65%	(2,265,220)	-7.40%
Total operating expenses	$(3,231,680)	-14.78%	$(6,767,907)	-22.11%
Income from operations	$12,185,557	55.74%	$14,931,401	48.78%
Other income and expenses:
Other income	$69,041	0.32%	$223,401	0.73%
Other expenses	(89)	0.00%	(62,948)	-0.21%
Total other income (expenses)	$68,952	0.32%	$160,453	0.52%
Income before taxes	$12,254,509	56.05%	$15,091,854	49.30%
Provision for income taxes	(3,900,541)	-17.84%	(4,186,868)	-13.68%
Net income	$8,353,968	38.21%	$10,904,986	35.62%

Net sales

Net sales in our financial statements are stated at invoiced value less sales tax. Our net sales for the past two fiscal years comprised of the following:

	Year ended March 31,
	2006	2007
Invoiced value on sales	$22,157,252	$30,806,063
Less: sales tax	(294,867)	(196,122)
	$21,862,385	$$30,609,941

Net sales of $30,609,941 for the fiscal year ended March 31, 2007 were 40.01% above the net sales of $21,862,385 for the fiscal year ended March 31, 2006. The increase was primarily because of increase in sales volume.

The contribution of each product as a percentage of invoiced value on sales for the past two fiscal years was as follows:

	Year ended March 31,
	2006	2007
Shinning Essence Capsules	68.27%	61.57%
Shinning Signal Capsules	15.77%	18.31%
Shinning Golden Shield Capsules	9.00%	9.30%
Shinning Energy Capsules	6.93%	8.91%
Other products	0.03	1.91%
	100.00%	100.00%

Unit volume and unit prices comparatives (on the invoiced value of sales) for 2006 and 2007 are summarized below:

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2006			2007
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shinning Essence Capsules	46%	0%	46%	21%	0%	21%
Shinning Signal Capsules	82%	1%	83%	60%	-2%	57%
Shinning Golden Shield Capsules	26%	-1%	25%	40%	0%	40%
Shinning Energy Capsules	77%	0%	77%	72%	0%	72%
Other products	n/a	n/a	n/a	3,600%	0%	3,600%

Average for all products	52%	0%	52%	53%	0%	53%

Cost of sales

Cost of sales for the fiscal year ended March 31, 2007 was $8,910,633 compared with $6,445,148 for the fiscal year ended March 31, 2006. The increase in cost of sales was primarily because of increase in sales volume. The increase in cost of sales was primarily caused by increased sales volume. The increase in production volume has resulted in slightly lower overhead on a per unit basis.

Unit volume and unit costs comparatives for 2006 and 2007 are summarized below:

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2006			2007
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shinning Essence Capsules	46%	-7%	36%	21%	0%	21%
Shinning Signal Capsules	82%	-2%	78%	60%	-4%	54%
Shinning Golden Shield Capsules	26%	-5%	20%	40%	-4%	34%
Shinning Energy Capsules	77%	-1%	75%	72%	-3%	67%
Other products	n/a	n/a	n/a	3,600%	0	3,600%

Average for all products	52%	-7%	41%	53%	-12%	35%

Gross profit

Gross profit increased by $6,282,071 from $15,417,237 for the 2006 fiscal year to $21,699,308 for the 2007 fiscal year. This represents a 40.7% increase, which reflects primarily increases in sales volume.

Selling expenses

Selling expenses were $4,502,687 or14.71% of net sales for the fiscal year ended March 31, 2007 compared with $2,434,448 or 11.14% of net sales for the fiscal year ended March 31, 2006. The increase was mainly attributable to an increase in advertising expenses, which was the most significant item included in selling expenses. Advertising expenses increased by $1,867,047 from $1,105,943 for the 2006 fiscal year to $2,972,990 for the 2007 fiscal year. The increase in advertising increased the overall sales volume of our products by 53% in fiscal year 2007.

General and administrative expenses

General and administrative expenses were $2,265,220 or 7.40% of net sales for the year ended March 31, 2007 compared with 797,232 or 3.650% of net sales for the year ended March 31, 2006. The increase of $1,467,988 was primarily due to additional investor relation fees and legal fees.

Provision for income taxes

Provision for income taxes was $4,186,868 and $3,900,541 for the fiscal year ended March 31, 2007 and 2006, respectively. The increase of $286,327 was due to a $469,958 increase in income taxes and a $183,631 decrease in tax surcharge. The increase in income taxes was due to higher income before taxes which increased 23.1%. The decrease in tax surcharge was because part of the tax of 2005 has been paid in January 2006.

Our principal operations are in China. Business enterprises established in China are subject to income taxes and value added taxes under Chinese tax laws and regulations unless they have exemptions. We have made tax payments to the Chinese tax authorities since 2005. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future.  Accordingly, our financial statements contain full provisions for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future. According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2006 and 2007. No provision for the potential tax penalties has been made in our financial statements as our management believes that the possibility of having to pay the penalties is unlikely.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For fiscal years 2006 and 2007, we had only one reporting segment—the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers, and no single customer accounted for 10% or more of our total sales.

Liquidity and Capital Resources

We had cash of $26.99 million and working capital of $21.23 million as of March 31, 2007, and cash of $19.84 million and working capital of $10.74 million as of March 31, 2006. Cash generated from operations was $10 million for the fiscal year ended March 31, 2007 and $6.98 million for the fiscal year ended March 31, 2006. Cash generated from operations for the fiscal year ended March 31, 2007 of $10 million was slightly lower than net income for the year of $10.89 million.

Our business is not capital or labor intensive. Typically, 60% of our sales take place in the second half of the fiscal year. Since our customers have historically been large distributors with which we have done business for a number of years, our cash flows from our existing business have been, and we expect them to continue to be, fairly reliable.

We had capital expenditures totaling $1.4 million for the year ended March 31, 2007, primarily on improvements to production and research facilities.  We spent $97,560 on fixed assets in fiscal year 2006.

Our current facility commenced operations in 2000. Despite the increases in sales volume in the last couple of years, we still have spare production capacity. We have started our plan to construct a new plant with an overall project size of $30 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $18 million, $16 million of which is expected to be paid in the second quarter of fiscal year 2007/08 and the balance by the end of fiscal year 2007/08.  Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility.

We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we opened our first pilot store in Shanghai in March 2006 and intend to open over 300 stores over the next two years at an anticipated cost of approximately $11 million. In preparation for the opening of our retail stores, we have repackaged a number of our existing products for sale in our stores, and have introduced several new products which are available exclusively in our stores. The costs of repackaging the existing products and releasing the new products are minimal and have been included in our cost of sales and selling and administrative expenses. We intend to continue to develop new products to strengthen our product pipeline and add to our retail store offerings. As our development costs mainly comprise staff costs, we do not expect that such costs will be significant.

We had $2.28 million of cash flows used in financing activities for the year ended March 31, 2007. We had net cash of $2.44 million generated from financing activities in fiscal year 2006. Details on our financing activities for the two fiscal years are as follows:

	Years ended March 31,
	2006	2007
	$Million	$Million
CASH FLOWS FROM FINANCING ACTIVITIES
Temporary advance from shareholders	1.50	-
Repayment on temporary advance from shareholders	(1.50)	-
Advances to related parties	(1.71)	-
Cash received on advances to related parties	3.35	-
Proceeds from issuance of common stock	5.07	-
Proceeds from issue of convertible bond	2.57	-
Distributions to previous owners of the subsidiary	(6.85)	-
Payment of liquidating dividends (in form of purchase consideration) to previous owners of the subsidiary in conjunction with acquisition of subsidiary	(2.27)	-
Loan from shareholders / (repayment on loan from shareholders)	2.28	(2.28)
Payment to settle liabilities assumed in connection with reverse acquisition	(0.005)	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	2.44	(2.28)

Shining made advances to its equity holders (whom are referred to as related parties in the summary above) prior to the share exchange under which it became our wholly-owned subsidiary. The total outstanding amount of $1.71 million of advances was fully repaid to us in March 2006, shortly after the share exchange.

In September 2005, SGI issued a Hong Kong Dollar denominated convertible bond to an unrelated third party in the face amount of $2.57 million (HKD20 million). This bond was fully converted into SGI ordinary shares, and then into our common stock in the share exchange. In March 2006, SGI raised $5.07 million from a private placement by issuing new shares to a group of unrelated investors. These SGI shares were exchanged into our common stock in the share exchange. Also in March 2006, certain of our stockholders, Mr. Song Jinan, Ms. Yan Li, Ms. Yan Yihong and Dr. Huang Weida advanced a cash loan of $2.29 million to us to demonstrate their support for our expansion plan pursuant to the terms for the issuance of the convertible bond. This cash loan, which was made pursuant to a loan agreement entered into in September 2005, was interest free and repayable in March 2007. We fully repaid this cash loan on March 28, 2007. In conjunction with the share exchange which occurred on March 22, 2006, we acquired 20,000,000 shares of our common stock from Mr. Stan Ford, our former President at a consideration of $5,000 cash and certain securities we had with a market value of $363 (these securities had been fully written off in our books and records in prior year). We paid $5,000 cash to Mr. Ford in late March 2006.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the fiscal years ended March 31, 2006 and 2007.

Seasonality

Typically, 60% of our sales take place in the second half of the fiscal year. We may experience additional seasonal variations in our future revenues and our operating costs; however, we do not believe that these variations will be material.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

This MD&A discusses our consolidated financial statements for the fiscal years ended March 31, 2006 and 2007. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We also have never situations causing us to caste doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $14,309,818 as of March 31, 2007 and $10,941,595 as of March 31, 2006, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Registration Statement and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2006 and 2007. Under the Statements of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, it is required to accrue a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. SFAS defines the levels of probability as to whether or not future events will confirm the existence of a loss as follows: (1) probable - the future event or events are likely to occur, (2) reasonably possible - the chance of the future events occurring is more than remote but less than likely, and (3) remote - the chance of the future event or events occurring is slight. No provision for the potential tax penalties has been made in our financial statements as we believe we did not cause the late payment of taxes, and that the probability of having to pay such late payment penalties is remote. We have reviewed our tax situation up to the date of this Registration Statement, and concluded that the probability of having us to pay such late payment penalties remains remote pursuant to SFAS No. 5.

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

In September 2006, the FASB issued FAS 157, Fair Value Measurements (FAS 157 ). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the provisions of FAS 157.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial condition and results of operations. The Company does not believe that any other of the recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

ITEM 7. FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2006 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of
China-Biotics, Inc.

We have audited the accompanying consolidated balance sheets of China-Biotics, Inc. as of March 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2006 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. The audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China-Biotics, Inc. as of March 31, 2006 and 2007 and the results of its consolidated operations and cash flows for the years ended March 31, 2006 and 2007, in conformity with generally accepted accounting principles in the United States of America.

BDO McCabe Lo Limited

Hong Kong, June 15, 2007

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	Note		March 31, 2006	March 31, 2007
ASSETS
Current assets
Cash and cash equivalents			$19,840,812	$26,992,025
Restricted cash	7		752,778	-
Accounts receivable	8		10,941,595	14,309,818
Deposit Paid			-	216,236
Inventories	9		257,584	203,054
Prepayment			31,200	176,094
Travel advances			8,972	-
Total current assets			$31,832,941	$41,897,227
Plant, equipment and leasehold improvements, net	10		1,594,047	2,682,617
Total assets			$33,426,988	$44,579,844
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable			$1,826,441	$1,523,471
Tax payables	11		15,316,318	18,019,721
Loan from stockholders	20(c	)	2,290,230	-
Other payables and accruals			1,656,987	1,126,645
Total current liabilities			$21,089,976	$20,669,837
Commitments	19
Stockholders' equity:
Preferred stock	12		$-	$-
Common stock	13		1,708	1,708
Additional paid-in capital			7,863,031	7,863,031
Retained earnings			1,379,914	12,284,900
Accumulated other comprehensive income (loss)			66,565	734,574
Capital and statutory reserves	14		3,025,794	3,025,794
Liquidating dividends			-	-
Total stockholders' equity			$12,337,012	$23,910,007
Total liabilities and stockholders' equity			$33,426,988	$44,579,844

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

		Years ended March 31,
	Note	2006	2007
Net sales		$21,862,385	$30,609,941
Cost of sales		(6,445,148)	(8,910,633)
Gross profit		$15,417,237	$21,699,308
Operating expenses:
Selling expenses		$(2,434,448)	$(4,502,687)
General and administrative expenses		(797,232)	(2,265,220)
Total operating expenses		$(3,231,680)	$(6,767,907)
Income from operations		$12,185,557	$14,931,401
Other income and expenses:
Other income		$69,041	$223,401
Other expenses		(89	(62,948)
Total other income (expenses)		$68,952	$160,453
Income before taxes		$12,254,509	$15,091,854
Provision for income taxes	18	(3,900,541)	(4,186,868)
Net income		$8,353,968	$10,904,986

Earnings per share:
Basic and diluted		$4.90	$0.64

Weighted average shares outstanding
Basic and diluted	5	1,705,242	17,080,000

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Capital & Statutory Reserves	Liquidating Dividends	Total
	(Restated for Recapitalization and Reverse Acquisition - see Notes 4 and 5)

Balance- April 1, 2004	1,118,600	$112	$207,817	$4,204,519	$1,702	$1,411,866	$2,270,141	$8,096,157
Comprehensive income:
Net income	-	-	-	5,459,410	-	-	-	5,459,410
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	-	-	-	(451)	-	-	(451)
Total comprehensive income								5,458,959
Transfer to capital & statutory reserves	-	-	-	(1,613,928)	-	1,613,928	-	-
Distributions to previous owners of the subsidiary	-	-	-	(6,455,712)	-	-	-	(6,455,712)
Balance- March 31, 2005	1,118,600	$112	$207,817	$1,594,289	$1,251	$3,025,794	$2,270,141	$7,099,404
Comprehensive income:
Net income	-	-	-	8,353,968	-	-	-	8,353,968
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	-	-	-	65,314	-	-	65,314
Total comprehensive income								8,419,282
Distributions to previous owners of the subsidiary	-	-	-	(8,563,233)	-	-	-	(8,563,233)
Special distribution (in form of purchase consideration) to previous owners of the subsidiary in conjuction with acquisition of this subsidiary	-	-	-	-	-	-	(2,270,141)	(2,270,141)
Issued new shares for cash	10,067,400	1,007	7,993	-	-	-	-	9,000
Issued new shares upon conversion of convertible bond	2,924,000	292	2,579,708	-	-	-	-	2,580,000
Issued new shares for cash under a private placement	1,870,000	187	5,067,513	-	-	-	-	5,067,700
Reverse acquisition transaction:
Assumption of net liabilities	25,481,004	2,548	-	(5,110)	-	-	-	(2,562)
Treasury stock acquired in connection of the reverse acquisition	(24,381,004)	(2,438)	-	-	-	-	-	(2,438)

Balance- March 31, 2006	17,080,000	$1,708	$7,863,031	$1,379,914	$66,565	$3,025,794	$-	$12,337,012
Comprehensive income:
Net income	-	-	-	10,904,986	-	-	-	10,904,986
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	-	-	-	668,009	-	-	668,009
Total comprehensive income								11,572,995
Balance- March 31, 2007	17,080,000	$1,708	$7,863,031	$12,284,900	$734,574	$3,025,794	$-	$23,910,007

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Years ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,353,968	$10,904,986
Adjustment for:
Gain on disposal of plant and equipment	-	(14,793)
Depreciation	516,217	493,472
(Increase)/Decrease in restricted cash	(752,778)	748,742
(Increase)/Decrease in accounts receivable	(3,684,694)	(2,881,034)
(Increase)/Decrease in inventories	195,360	65,303
(Increase)/Decrease in prepayment	(31,070)	(352,923)
(Increase)/Decrease in travel advances	(8,978	-
(Increase)/Decrease in other receivables	7,454)	2,732
Increase/(Decrease) in accounts payable	186,662)	(451,305)
Increase in income tax and surcharge tax payable	3,900,541	4,186,868
Income tax paid	(1,684,976)	(2,373,846)
Increase/(Decrease) in other payables and accruals, and value added tax payable	(13,744)	(321,043)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,983,962	$10,007,159
CASH FLOWS USED IN INVESTING ACTIVITIES
Sales proceeds from disposal of plant and equipment	-	14,793
Purchase of fixed assets and payments for leasehold improvements	(97,560)	(1,485,789)
NET CASH USED IN INVESTING ACTIVITIES	$(97,560)	$(1,470,996)
CASH FLOWS FROM FINANCING ACTIVITIES
Temporary advance from shareholders	$1,500,609	$-
Repayment on temporary advance from shareholders	(1,500,609)	-
Advances to related parties	(1,712,646)	-
Cash received on advances to related parties	3,345,705	-
Proceeds from issuance of common stock	5,076,700	-
Procceds from issue of convertible bond	2,578,000	-
Distributions to previous owners of the subsidiary	(6,850,585)	-
Payment of liquidating dividends (in form of purchase consideration) to previous owners of the subsidiary in conjunction with acquisition of subsidiary	(2,270,141)	-
Loan from shareholders / (repayment on loan from shareholders)	2,280,687	(2,280,687)
Payment to settle liabilities assumed in connection with reverse acquisition	(5,000)	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	$2,442,720	$(2,280,687)
Effect of exchange rate changes on cash	$240,187	$895,737
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$9,569,309	$7,151,213
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	10,271,503	19,840,812
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$19,840,812	$26,992,025
Schedule of noncash transactions
Conversion of convertible bonds into common stock	$2,578,000	$-
Net liabilities assumed in reverse acquistion with the issue of common stock	$2,562	$-

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

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

On March 22, 2006, the Company entered into an agreement and completed a securities exchange transaction with Sinosmart Group Inc. (“SGI”) and the shareholders of SGI. The key terms of this agreement are: (i) SGI’s shareholders would collectively sell, transfer and deliver 14,287 SGI ordinary shares representing all SGI ordinary share issued and outstanding as of March 22, 2006, to the Company on March 22, 2006, and (ii) in exchange for the 14,287 SGI ordinary shares, the Company would issue to the SGI shareholders (and their designees) an aggregate of 15,980,000 shares of newly issued common stock on March 22, 2006. This transaction is hereafter referred to as the “share exchange”. As a result of the share exchange, the Company is no longer a mineral exploration stage company, and SGI’s business operations become the Company’s primary operations. SGI, through its wholly owned subsidiaries which are described below, is currently engaged in the research, development, production, marketing and distribution of probiotics products. These products contain live microbial food supplements which beneficially affect the host by improving its intestinal microbial balance.

In conjunction with the share exchange, the Company entered into an agreement to acquire 20,000,000 shares of its common stock from its former President, Mr. Stan Ford (the “Stan Ford Agreement”). The key terms of this agreement are: (i) Mr. Stan Ford would transfer 20,000,000 shares of the Company’s common stock he owned to the Company, and (ii) in exchange for these 20,0000,000 shares of the Company’s common stock, the Company would paid Mr. Stan Ford a sum of $5,000, and transfer to Mr. Ford all right, title and interest of the Company in and to 726 shares of common stock issued by Diadem Resources Ltd. The value of investment in these 726 shares of Diadem Resources Ltd. common stock had been fully written off by the Company in its books and records in prior year. These securities had a market value of $363 at the time the Stan Ford Agreement was executed. Because the Company’s management believed that Mr. Stan Ford would not have entered into the Stan Ford Agreement in the absence of the execution of the agreement for the share exchange, this transaction was considered as an integral part of the share exchange for the accounting purposes (also see Note 5).

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

SGI was incorporated in the British Virgin Islands on February 13, 2004. On August 11, 2005, SGI entered into an agreement to acquire 100% of equity of Shanghai Shining Biotechnology Co. Ltd. ("Shining”) from the former majority shareholders of SGI and a third party (“Equity Transfer Agreement”).The former majority shareholders are four individuals as follows: Mr. Song Jinan, Ms. Yan Li, Mr. Huang Weida and Ms. Yan Yi Hong. These four individuals are hereafter collectively referred to as “Original Shining Equity Holders” in these financial statements. The key terms of this agreement are: (i) the Original Shining Equity Holders and the third party would collectively transfer all equity holdings in Shining to SGI for a total cash consideration of $2.27 million (RMB 18.35 million), and (ii) SGI would make full payments on the consideration within three months after the transfer has been approved by the relevant government authorities in the People’s Republic of China. On August 19, 2005, SGI received approval from the Economic and Trade Bureau of the Pudong New District, Shanghai, People’s Republic of China, on this acquisition. In October 2005, SGI made full payment on the consideration of $2.27 million to the Original Shining Equity Holders. In December 2005, SGI’s acquisition of Shining was consummated when a revised business license was issued to Shining as a Wholly Owned Foreign Corporation signifying the formal recognition of SGI as Shining’s sole shareholder by the Chinese government authorities.

Also on August 11, 2005, SGI and the Original Shining Equity Holders entered into a supplemental agreement to grant the right to the Original Shining Equity Holders to re-establish a majority ownership in SGI (“Supplemental Agreement”). The key terms of this agreement are: (i) the Original Shining Equity Holders collectively would have the right to subscribe a total of 9,000 SGI ordinary shares within three months after the consummation of SGI’s acquisition of 100% equity in Shining, and (ii) the subscription price would be $1.00 per share. In October 2005, the Original Shining Equity Holders exercised their right under the Supplemental Agreement and executed subscription agreements to acquire 9,000 new shares issued by SGI for a total consideration of $9,000, representing a 90% ownership in the Company. The Company received the subscription money in full in March 2006. In the share exchange, the Original Shining Equity Holders exchanged these 9,000 SGI ordinary shares into 10,067,400 shares of the Company common stock, which represented 63% of the total of 15,980,000 shares received by all SGI shareholders in this transaction.

Shining was established as a domestic limited liability company on August 20, 1999 upon the issuing of a license by the Administration for Industry and Commerce of the Pudong New District in Shanghai, People’s Republic of China with an operating period of 8 years to April 15, 2007. In 2002, Shining was changed to a joint-stock company. Upon SGI’s acquisition of 100% of the equity of Shining in 2005, approval was granted by the Pudong New District Government and the Economic and Trade Bureau of the Pudong New District for Shining to become a Wholly Foreign Owned Enterprise with an extension of the operating period to 50 years expiring on August 19, 2049.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

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

The share exchange between the Company and SGI’s shareholders as disclosed in Note 1 has been accounted for in accordance with the accounting and financial reporting interpretations and accounting principles generally accepted in the United States ("US GAAP"). The share exchange was treated as a recapitalization of SGI, accompanied by a reverse acquisition of the Company with SGI as the accounting acquirer, on the basis that:

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
(Amounts expressed in US Dollars)

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION (continued)

Under the accounting for reverse acquisition, a distinction is made between the legal acquirer and the accounting acquirer. The legal acquirer is the entity which issues new shares to acquire a majority equity interest in another legal entity. The entity being acquired is a subsidiary of the legal acquirer legally. Under the accounting for reverse acquisition, the legal aspect of the transaction is disregarded and the entity being acquired legally is treated as the accounting acquirer with the following accounting treatments and financial statement presentations:

(a)	the historical financial statements of the accounting acquirer prior to the date of the reverse acquisition is completed become those of the legal acquirer;

(b)
the shares issued by the legal acquirer in connection with the reverse acquisition are treated as the historical issued shares of the accounting acquirer, and the accounting acquirer’s historical paid-in capital is restated, after giving effect to any difference in par value of the shares of the legal acquirer and the accounting acquirer’s historical financial statements;

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

(a)
The Consolidated Balance Sheets as of March 31, 2006 and 2007 are the Consolidated Balance Sheets of SGI and its subsidiaries. The historical paid-in capital of SGI and its subsidiaries (the total of ordinary share and additional paid-in capital) as of March 31, 2006 and 2007 were restated for the number of shares of common stock the Company issued to the SGI former shareholders in connection with the share exchange, after giving effect to any difference in par value of the Company’s common stock and SGI’s ordinary share with such difference accounted for under additional-paid-in capital. The Company’s common stock in issue immediate prior to the share exchange were treated as if they were issued on the date of the share exchange in exchange for the Company’s net liabilities as of the completion date of the share exchange.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

2.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION (continued)

(b)
The Consolidated Statements of Operations and the Consolidated Statements of Cash Flow for the years ended March 31, 2006 and 2007 reflect the followings: (i) result of operations and cash flow of SGI and its subsidiaries from April 1, 2005 to March 31, 2006, (ii) result of operations and cash flow of SGI and its subsidiaries from April 1, 2006 to March 31, 2007, (iii) result of operations and cash flow of the Company, and SGI and its subsidiaries from March 23, 2006 (the next calendar day after the completion of the share exchange) to March 31, 2006, and (iv) result of operations and cash flow of the Company, and SGI and its subsidiaries from April 1, 2006 to March 31, 2007. The earnings per share as shown on the Consolidated Statements of Operations were computed based on the weighted average number of shares of the Company’s outstanding common stock after giving effect to the recapitalization and reverse acquisition accounting treatment as set out above.

(c)
The Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2006 and 2007 are those of SGI and its subsidiaries, after retroactive restatement of paid-in capital as of March 31, 2004 and 2005 and changes in year ended March 31, 2006, for the recapitalization, and after accounting for the reverse acquisition as a new issue of shares in exchange for net liabilities.

The consolidated financial statements for SGI and its subsidiaries for the years ended March 31, 2006 and 2007 are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of SGI, Shining GSL and GBS.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

2.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION (continued)

In preparing the consolidated financial statements presented herewith, all significant intercompany balances and transactions have been eliminated on consolidation

The term “Group”, as used in these financial statements, refers to a group of companies comprising SGI, Shining and GSL for periods covered up to March 22, 2006; and to a group of companies comprising China-Biotics, SGI, Shining, GSL and GBS from March 23, 2006 and onward.

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
(Amounts expressed in US Dollars)

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

SGI’s wholly-owned subsidiaries, Shining, GSL and GSL’s wholly-owned subsidiary, GBS, maintain theirs books and accounting records in Renminbi ("RMB"), being the functional currency. RMB, the national currency of the People’s Republic of China, is the primary currency of the economic environment in which the operations of Shining, GSL   and GBS are conducted currently or to be conducted in the future. The RMB is therefore considered as the “functional currency” of Shining, GSL and GBS.

SGI uses the “Current rate method” to translate its financial statements from HKD into U.S. Dollars, and to translate Shining ’s, GSL’s and GBS’s financial statements from RMB into U.S. Dollars, as required under the Statement of Financial Accounting Standard (“SFAS”) No. 52, "Foreign Currency Translation" issued by the Financial Accounting Standard Board (“FASB”). The assets and liabilities of SGI, Shining, GSL and GBS, except for the paid-up capital, are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The paid-up capital is translated at the historical rate. Adjustments resulting from the translation of the balance sheets of SGI, Shining GSL and GBS from HKD and RMB into U.S. Dollars are recorded in stockholders' equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at the historical rates. Due to the use of different rates for translation, the figures in the statement of changes in cash flows may not agree with the differences between the year end balances as shown in the balance sheets.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

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

                            Sale of goods

Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Sales are stated at invoiced value net of sales tax under the caption Net Sales in these financial statements. The sales tax were 0.66% and 0.64% of the invoiced value for years ended March 31, 2006 and 2007, respectively.

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
(Amounts expressed in US Dollars)

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
(Amounts expressed in US Dollars)

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
(Amounts expressed in US Dollars)

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
(Amounts expressed in US Dollars)

3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

(s)	Earnings Per Share

Basic earnings per share is computed in accordance with SFAS No.128, “Earnings Per Share”, by dividing net earnings. Diluted earning per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. During the periods presented in these financial statements, the Group did not have any outstanding dilutive instruments, and the basic and the diluted earning per share are therefore the same. The weighted average number of outstanding common stock reflects the effects of the recapitalization and the reverse merger.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES (continued)

(v)	Recent Accounting Pronouncements

(i)
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

(ii)
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

(iii)
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

(iv)
In September 2006, the FASB issued FAS 157, Fair Value Measurements (FAS 157 ). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the provisions of FAS 157.

(v)	On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial condition and results of operations. The Company does not believe that any other of the recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

4.  REVERSE ACQUISITION TRANSACTION

As stated in Note 2, the share exchange was treated as a recapitalization of SGI, accompanied by a reverse acquisition of the Company with SGI as the accounting acquirer. Under the accounting for reverse acquisition, the following accounting treatments were applied for the preparation of these financial statements:

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

At the time the agreement for the share exchange was executed, the Company had 25,481,000 shares of common stock in issue, and a net asset of $438 representing the total par value of 4,381,004 shares of common stock held in treasury (“Treasury stock”). In conjunction with the share exchange, the Company entered into an agreement to acquire 20,000,000 shares of its common stock from its former President, Mr. Stan Ford (the “Stan Ford Agreement”). The key terms of this agreement were: (a) Mr. Stan Ford should transfer 20,000,000 shares of the Company’s common stock he owned to the Company, and (b) in exchange for these 20,0000,000 shares of the Company’s common stock, the Company should paid Mr. Stan Ford a sum of $5,000, and transfer to Mr. Ford all right, title and interest of the Company in and to 726 shares of common stock issued by Diadem Resources Ltd. The value of investment in these 726 shares of Diadem Resources Ltd. common stock had been fully written off by the Company in its books and records in prior year. These securities had a market value of $363 at the time the Stan Ford Agreement was executed. Because the Company’s management believed that Mr. Stan Ford would not have entered into the Stan Ford Agreement in the absence of the execution of the agreement for the share exchange, this transaction was considered as an integral part of the share exchange for accounting purposes, and was reflected in the Company’s books and records immediately prior to the completion of the share exchange. After reflecting the transaction under the Stan Ford Agreement (the “Stan Ford Transaction”), the Company’s number of shares in issue and net liabilities were 25,481,000 and $2,562, respectively, resulting from the following computation:

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

4.   REVERSE ACQUISITION TRANSACTION (continued)

	Balance prior to the Stan Ford Transaction	Changes due to the Stan Ford Transaction	Balance after the Stan Ford Transaction

Number of shares of common stock in issue:
As of March 31, 2005	26,481,004
Less: shares repurchased at $750 which
were canceled in January/February 2006	(1,000,000)
As of March 22, 2006	25,481,004	-	25,481,004
Net assets/(liabilities):
Treasury stock	$438	$2,000	$2,438
Other payable	$-	$(5,000)	$(5,000)
	$438	$(3,000)	$(2,562)

Based on the above figures, the reverse acquisition of the Company with SGI as the accounting acquirer was incorporated in the financial statements presented herewith as follows:

Shares issued in reverse acquisition (on an as if basis and includes 24,381,004 shares issued but not outstanding)	25,481,004
Effect on financial statements:
Net liabilities assumed represented by:
Increase in treasury stock	$2,438
(Increase) in other payable	$(5,000)
(2,562)
Net liabilities assumed were accounted by:
(Increase) in common stock (par value $0.0001)	$(2,548)
Decrease in retained earnings	$5,110
2,562

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

4.   REVERSE ACQUISITION TRANSACTION (continued)

The amount of $2,438 shown above represented 24,381,004 shares of treasury stock, which were the Company’s common stock held in treasury immediate before the completion of the share exchange. The Company has the accounting policy in recording treasury stock as follows: (a) with its par value charged to common stock, and with the excess of the purchase price over par, if any, first charged against any available additional paid-in capital and the balance charged to retained earnings, and (b) for treasury stock acquired at no cost, the par value is charged to common stock with the same amount recorded as an increase in additional paid-in capital. The Company’s accounting for its acquisition of 24,381,004 shares of treasury stock is summarized as follows:

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
(Amounts expressed in US Dollars)

5. WEIGHTED AVERAGE NUMBER OF OUTSTANDING COMMON STOCK

Earnings per share is computed by dividing the net income for each reporting period by the weighted average number of outstanding common stock for the same reporting period. The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of common stock has been outstanding to the total time in that period.

The weighted average number of outstanding common stock as shown in the financial statements presented herewith was computed based on the the Company’s number of outstanding common stock, and took into account of the recapitalization transactions, and the reverse acquisition transaction . Detail computations are set out as follows:

	Date of issue or purchase (as if basisi for the Company's common	No. of SGI ordinary	No. of the Company's common stock (Restated for recapitalization	No. of days oustanding Year ended March 31,		Weighted average number of oustanding common stock Year ended March 31,
	stock)	share	of SGI)	2006	2007	2006	2007
Number of days in reporting period				365	365
SGI existing shares as of March 31, 2004	Pre- 3/31/2004	1,000	1,118,600	365	365	1,118,600	1,118,600
SGI issued new shares upon receipt of cash	3/15/2006	9,000	10,067,400	16	365	441,311	10,067,400
SGI issued new shares for convertible bond conversion	3/22/2006	1,429	2,924,000	9	365	72,099	2,924,000
SGI issued new shares for cash of $5M under private placement	3/22/2006	2,858	1,870,000	9	365	46,110	1,870,000
		14,287
Stock issued in exchange for 14,287 shares of SGI stock (100% equity in SGI)			15,980,000
The Company's stock at time of reverse acquisition
Existing stock in issue at time of reverse acquisition	3/22/2006		25,481,004	9	365	628,299	25,481,004
Stock held in treasury prior to reverse acquisition	3/22/2006		(4,381,004)	9	365	(108,025)	(4,381,004)
Repurchased stock from Stan Ford in conjunction with reverse acquisition	3/22/2006		(20,000,000)	9	365	(493,151)	(20,000,000)

			17,080,000			1,705,242	17,080,000

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

6. RISKS, UNCERTAINTIES, AND CONCENTRATIONS

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

As of March 31, 2007, the Group had cash deposits of $26.99 million placed with several banks in the People’s Republic of China (“PRC”), which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

As of March 31, 2006, the Group had cash deposit of $752,778 placed with a bank in the United States, which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 for each customer account. $652,778 of the Group’s cash deposit at this bank therefore was in excess of the FDIC insured limit. This cash deposit is shown under the caption “Restricted cash” in the financial statements. As of March 31, 2007, the Group did not have any cash placed with a bank in the United States.

For the years ended March 31, 2006 and 2007, all of the Group’s sales arose in the PRC. In addition, all accounts receivable as at March 31, 2006 and 2007 also arose in the PRC.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

7. RESTRICTED CASH

On March 22, 2006, immediately prior to the share exchange, SGI issued 2,858 ordinary shares in a private placement for an aggregate consideration of $5,067,700. In conjunction with this private placement, SGI, a bank in the United States as the escrow agent, and the Chinamerica Fund, L.P. as a representative of the investor group entered into an escrow agreement. The key terms of the escrow agreements are: (a) SGI’s disbursements out of the escrow account require written consent from Chinamerica Fund, L.P., (b) $5,064,842 of the proceeds from the private placement would be deposited with the escrow agent, (c) $5,000 would be released from the escrow account to Mr. Stan Ford pursuant to the closing of the transaction under the Stan Ford Agreement, (d) $4,222,142 would be released from the escrow account upon the Company’s initial filing of a Registration Statement on Form SB-2 with the Securities and Exchange Commission, (d) $87,699 of the escrowed amount was released to Chinamerica Fund, L.P., one of the investors in the private placement, as reimbursement for its expenses incurred in connection with the private placement and share exchange, including expenses incurred in assisting SGI and its counsel in the due diligence process and preparing and reviewing documents related to the transactions, (e) $750,000 was to be released from time to time to cover certain marketing and executive officer search expenses, and (f) any amounts remaining in the escrow account on March 22, 2007 would automatically be released to the Company.

The Company received the full amount of proceeds of $5,067,700 from the private placement instead of the amount of $5,064,842 as stipulated in the escrow agreement. In March 2007, the remaining amount in $573,612 in the escrow account had been released to the Company. As of March 31, 2007 the Company had NIL balance in the escrow account.

In May 2006, the Company entered into agreements with four unrelated parties for marketing and investor relation services, and a total of $84,660 was paid out of the escrow account.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

8.  ACCOUNTS RECEIVABLE

The Group's accounts receivable as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31, 2006	March 31, 2007

Trade receivables	$10,941,595	$14,309,818
Less: Allowances for doubtful debt	-	-
	$10,941,595	$14,309,818

9.  INVENTORIES

The Group's inventories as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31, 2006	March 31, 2007

Raw materials	$188,112	$165,337
Work-in-progress	50,362	12,385
Finished goods	19,110	25,332
	$257,584	$203,054

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

10.	PLANT, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The Group's plant, equipment and leasehold improvements as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31, 2006	March 31, 2007

Plant and machinery	$3,093,152	$3,486,207
Office equipment	1,101,779	1,781,637
Motor vehicles	28,716	40,793
Leasehold improvements	-	577,052
	$4,223,647	$5,885,689
Less: Accumulated depreciation	(2,629,600)	(3,203,072)
	$1,594,047	$2,682,617

Depreciation expenses were $516,217 and $493,472 for the years ended March 31, 2006 and 2007, respectively.

11.	TAX PAYABLES

The Group's tax payables as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31, 2006	March 31, 2007

Value added tax and other taxes	$4,393,629	$4,688,344
Income tax	3,169,773	3,338,947
Surcharge	4,393,213	6,506,198
Dividends withholding tax	3,359,703	3,486,232
	$15,316,318	$18,019,721

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

12.	PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2006 and 2007, there were no shares of preferred stock issued and outstanding. Shares of preferred stock may be issued from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of the Company’s board of directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

13.	COMMON STOCK

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

13.	COMMON STOCK (continued)

There was no change to the Company’s number of issued and outstanding common stock during the year ended March 31, 2005. The Company had 26,481,004 shares of common stock issued and outstanding as of March 31, 2005.

During the year ended March 31, 2006, there was a net decrease of 9,401,004 shares in the Company’s issued and outstanding common stock as a result of the following transactions:

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

There was no change to the Company’s number of issued and outstanding common stock during the year ended March 31, 2007. The Company had 17,080,000 shares of common stock issued and outstanding as of March 31, 2007.

All of the Company’s issued shares are fully paid and non-assessable.

The amount and number of shares of common stock shown as the balance as of March 31, 2005 in these financial statements is different from the actual amount and number of shares of common stock as of that date. The difference arises because of the application of reverse acquisition accounting to the share exchange between the Company’s and SGI’s shareholders. Under the reverse acquisition accounting, the Company’s issued shares of common stock as of March 22, 2006 (the date of the completion of the share exchange) were treated as if they were newly issued in exchange for the Company’s net liabilities as of March 22, 2006, and the Company’s common stock issued on March 22, 2006 for the share exchange were treated as if they were issued prior to the share exchange to recapitalize SGI. The amount and number of shares of common stock shown as the balance as of March 31, 2006 in these financial statements, however, are the same as the actual amount of shares of common stock as of that date, irrespective of the application of the reverse acquisition accounting.

A reconciliation between the amount and number of shares of common stock shown as the balance as of March 31, 2005 in these financial statements and the actual amount of shares of common stock as of that date is as follows:

	The Company's common stock
	Number of shares in issue	Par value $0.0001
Actual balance - March 31, 2005	26,481,004	$2,648

Amount treated as issued in exchange for net liabilities for SGI's reverse acquisition of China-Biotics (before accounting for cancelation of 1,000,000 shares subsequent to March 31, 2005 but before the share exchange )	(26,481,004)	(2,648)

Shares issued for share exchange acquisition (which were treated as recapitalization of SGI )	15,980,000	1,598

Less: shares issued for the share exchange allocated to recapitalize SGI capital transactions for year ended March 31, 2006:-
SGI issued new shares upon receipt of cash on March 15, 2006	(10,067,400)	(1,007)
SGI issued new shares for conversion of convertible bonds on March 22, 2006	(2,924,000)	(292)
SGI issued new shares for cash of $5 million under a private placement on March 22, 2006	(1,870,000)	(187)
Financial statements balance - March 31, 2005	1,118,600	112

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

13.   COMMON STOCK (continued)

The amount and number of shares of common stock as of March 31, 2006 and 2007 as presented in these financial statements comprise the following:

	March 31, 2006		March 31, 2007
	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001
In issue	41,461,004	$4,146	41,461,004	$4,146
Stock held in treasury (Treasury stock)	(24,381,004)	(2,438)	(24,381,004)	(2,438)
Issued and outstanding	17,080,000	$1,708	17,080,000	$1,708

14.	CAPITAL AND STATUTORY RESERVES

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

15.	ADVERTISING COSTS

The Group's advertising costs charged to expense as incurred during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2006	2007
Charges referred to above	$1,882,000	$2,980,835

16.	RESEARCH AND DEVELOPMENT COSTS CHARGED TO EXPENSE AS INCURRED

The Group's research and development costs, which typically consist of salaries and other direct costs, charged to expense as incurred during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2006	2007
Charges referred to above	$-	$497,817

17.	RETIREMENT COSTS CHARGED TO EXPENSE AS INCURRED

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

	Years ended March 31,
	2006	2007

Charges referred to above	$343,646	$808,052

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

18.   INCOME TAXES

The income (loss) generated in the British Virgin Islands and the People’s Republic of China before income taxes during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2006	2007

Loss in the British Virgin Islands before income taxes	$(306,943)	$(545,170)
Income in the PRC before income taxes	12,561,452	15,637,024
	$12,254,509	$15,091,854

There is no income tax for companies not carrying out business activities in the British Virgin Islands. Accordingly, the Company's financial statements do not present any income tax provisions/credits related to the British Virgin Islands tax jurisdiction. The provision for income tax relating to the PRC for the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2006	2007

Current	$3,900,541	$4,186,868
Deferred	-	-
	$3,900,541	$4,186,868

As of March 31, 2006 and 2007, the Group had no deferred tax assets and liabilities.

The Group has its principal operations in the People’s Republic of China (“PRC”) in the Shanghai Jinqiao special economic zone and hence enjoys a preferential income tax rate of 15%. From 1 January 2008, the income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. However, the New Corporate Tax Law has not set out the details as to how the existing preferential tax rate will gradually increase to standard rate of 25%

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Years ended March 31,
	2006	2007

Computed tax at the local PRC statutory rate of 33%	$4,145,279	$5,160,218
Non-deductible items	50,271	24,739
Valuation allowance	-	44,500
Tax concession	(2,288,482)	(2,852,431)
Surcharge at 0.5% per day on accrued taxes	1,993,473	1,809,842
Total provision for income at effective rate	$3,900,541	$4,186,868

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

18.   INCOME TAXES (continued)

The Group has its principal operations in the People’s Republic of China (“PRC”). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group’s management that its PRC operations were exempted from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. In January 2006, management of the Group’s PRC operations took initiative to make tax payments to the PRC tax authorities since the calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior fiscal years were reflected in the Group’s financial statements. According to PRC tax regulations, the Group’s outstanding tax payables for calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of March 31, 2006 and 2007. Under the Statements of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, it is required to accrue a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. SFAS defines the levels of probability as to whether or not future events will confirm the existence of a loss as follows: (1) probable - the future event or events are likely to occur, (2) reasonably possible - the chance of the future events occurring is more than remote but less than likely, and (3) remote - the chance of the future event or events occurring is slight. No provision for the potential tax penalties has been made in the Group’s financial statements as management of the Group believes the Group did not cause the late payment of taxes, and that the probability of having to pay such late payment penalties is remote.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

19.   COMMITMENTS

COMMITMENTS

(a)   Operating Leases

The Group leases office space, warehouse facilities and retail shops under non-cancelable operating agreements that expire at various dates through 2007. The charges incurred by the Group in relation to the above-mentioned operating leases during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2006	2007

Charges referred to above	$55,602	$262,128

As of the balance sheet dates as presented in these financial statements, the amount of future minimum lease payment under the above-mentioned operating leases were as follows:

	March 31,	March 31,
	2006	2007

Payable within
the next twelve months	$111,142	$375,395
the next 13th to 24th months	126,823	274,792
the next 25th to 36th months	103,019	63,714
the next 37th to 48th months	-	-
the next 49th to 60th months	-	-
Thereafter	-	-
	$340,984	$713,901

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

19.   COMMITMENTS (continued)

(b)   Land lease

On March 21, 2006, the Company’s wholly-owned subsidiary, GSL, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District. on which the Company will construct a plant consisting bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year. This agreement contemplates a one-time leasing fee of $2,100,828. 10% of the leasing fee was due and payable by April 5, 2006 as a deposit. This deposit is to be refunded upon payment in full of the aggregate lease amount, which is due and payable immediately before the issue of the approval documents for the land lease by the Shanghai Qingpu local government authorities. There are no future lease payments under this land lease.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

20.   RELATED PARTY TRANSACTIONS

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

20.   RELATED PARTY TRANSACTIONS (continued)

(c)
In September 22, 2005, SGI entered into an agreement and issued a Hong Kong Dollar denominated convertible bond for cash in the face amount of $2,580,000 (HKD20,000,000) to an independent third party, Charming Leader Group Ltd., which is a British Virgin Islands company beneficially wholly-owned by Mr. Alexander Tai Kwok Leung. A s a condition precedent to the completion of the transaction contemplated in this agreement, the Original Shining Equity Holders, comprising the individuals as shown below, have to execute an agreement with Shining under which they collectively committee to advance a RMB denominated loan of $2,290,230 (RMB 18,351,200) to Shining upon the serving of a notice by Shining in the following proportion:

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

In March, 2006, Shining made notice to the Original Equity Holders and received the full loan amount of US$2,290,230 (RMB 18,351,200). In March 2007, this loan was fully repayable by Shining.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

21.   SEGMENT REPORTING.

As disclosed in Note 3, the Group’s management has adopted the “products and services” approach for segment reporting. For all periods covered by these financial statements, the Group:

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

22. RECLASSIFICATION

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 13, 2006, we dismissed Malone & Bailey, PC as our principal independent accountant. Malone and Bailey's report on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Malone & Bailey, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Malone & Bailey has furnished to us a letter addressed to the SEC, which we have filed with the SEC as an Exhibit to our Current Report on Form 8-K filed on May 31, 2006, stating that it agrees with the foregoing statements.

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees and Advisors

The following is a summary of the business experience of our executive officers and directors:

Mr. Song Jinan , age 44, Chief Executive Officer, President, Director, Treasurer and Secretary since March 2006   - Mr. Song was one of the founders of Shining in 1999, and has been the principal executive officer of Shining since inception. Prior to founding Shining, Mr. Song served as the chief engineer of Sai Bao Bio-Chemical Manufacturing Corporation. Mr. Song received his Bachelor’s Degree in Polymers from the University of Hei Long Jiang and his Master’s degree in Politics and Economics from Habin Industrial University.

Dr. Chin Ji Wei , age 49, Director since January 2007 - Dr. Chin has over 20 years of academic experience as a lecturer and researcher in the field of horticulture, where he has been focused on the areas of efficient agriculture industry and food safety. Dr. Chin has served as a Vice Principal, professor, and lecturer at Northeast Agricultural University in China since 1999. From 1985 to 1995, Dr. Chin served as a Researcher at the Northeast Agricultural University and the Northeast Agricultural Institute. Dr. Chin has Bachelors, Masters, and Doctorate degrees, all from Northeast Agricultural University.

Dr. Du Wen Min , age 38, Director since January 2007 - Dr. Du has served as the Deputy Director in charge of the Centre for Adverse Drug Reactions in Shanghai since 2001. The centre was established in June 2001 as a technology unit governed by The Shanghai Food and Drug Authority. Dr. Du has also served as the Vice Chairman of Evaluation of Pharmacology & Clinical Pharmacy in Shanghai, China, and the Vice Chairman at the Centre for the Study of Liver Disease in Shanghai, China since 2006. Dr. Du has Bachelors and Masters degrees from Shanxi Medical University and a Doctorate in Medicine from Fudan University.

Mr. Simon Yick , age 48, Director since January 2007 - Mr. Yick has over 20 years experience in corporate finance, direct investment and auditing. F rom March 2002 to January 2004, Mr. Yick worked as an Executive Director of Kingsway Capital Ltd .   Mr. Yick has served as the managing director at Sinovest Capital Ltd., which makes direct investments, is involved with merger & acquisition activities, and operates a full service consultancy business for both Hong Kong and PRC enterprises, since 2004. His experience includes working for Ernst & Young in London and Hong Kong, in addition to holding senior positions at multiple U.S., Taiwan, and Hong Kong based investment banking firms in Hong Kong. In addition, he is currently a non-executive director and chairman of the audit committee for three Hong Kong listed companies and a member of both the Chartered Association of the Certified Accountants in UK and the Hong Kong Institute of Certified Public Accountants.

Mr. Raymond Li , age 39, Chief Financial Officer since November 2006 - Mr. Li has over 20 years of finance (both auditing and accounting) experience serving multiple industries. From 2000 to November 2006, Mr. Li served as the Financial Controller of Techwayson Holdings Limited, a company listed on The Stock Exchange of Hong Kong Limited which is principally engaged in the design, supply and integration of automation and controls system. Prior to working at Techwayson, Mr. Li was a Finance Manager at Super Worth Contracting Co. Ltd., a contractor for turn-key construction projects. Mr. Li has a Master of Arts in Language and Law from City University of Hong Kong and a Master of Business Administration from Heriot-Watt University. He is a member of the Hong Kong Institute of Certified Public Accountants, The Chartered Institute of Management Accountants, and the Association of Certified Fraud Examiners.

In addition, we have a strong management team with significant experience in our industry. We also have a technical advisory panel comprising a group of experts from different fields of live sciences, including genetics, microecologics, biochemistry and molecular materials, to advise on our product research and development. Members of the technical advisory panel include Mr. Song Jinan, Dr. Huang Weida and Dr. Du Wen Min. Biographical details of members of the technical advisory panel and other key employees that are not included above are set out below:

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

Dr. Huang Weida - Dr. Huang is one of the founders of Shining and is a member of our technical advisory panel responsible for product development and applications. Dr. Huang graduated from Osaka University majored in biology in 1985. Dr. Huang further obtained a Ph. D degree in science with specialization in bio-chemistry from protein research laboratory of Osaka University in 1990. Dr. Huang then returned to Shanghai in 1990 and since then he has been teaching at School of Life Science of Fudan University as an instructor for doctoral students. Currently, he is the director of the Biochemistry Department of the School of Life Science. Dr. Huang is renowned for his studies and research in life science and his research work has won him a number of research and development rewards.

Board Structure and Composition

Our board of directors currently consists of four members.  We have not set up any committees as at the date of this Form 10-KSB as we are a small company and currently feel that our entire board of directors can best perform the functions that any committees might otherwise perform.  As a result, our entire board of directors acts as our audit committee.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, executive officers, including our chief financial officer and other of our senior financial officers, and employees.

ITEM 10. EXECUTIVE COMPENSATION

Board Compensation

We have not paid any compensation to directors of China-Biotics for the fiscal years ended March 31, 2007, 2006, 2005 or 2004. Our board is currently considering what types and amounts of compensation to pay to our directors in the future for their services on the board.

Executive Compensation

The table below lists the compensation received by Mr. Song, the sole executive officer of China-Biotics prior to November 2006, and the principal executive officer of SGI for the periods indicated. No other officer of China-Biotics or SGI received compensation in excess of $100,000 for these years.

		Annual Compensation
Name and Principal Position	Year	Salary(RMB) (1)	Bonus	Other Annual Compensation
Song Jinan, Chief Executive Officer,	2006	$151,309	—	—
Treasurer and Secretary and	2005	$106,190	—	—
Principal Executive Officer of SGI (2)	2004	$117,440	—	—
Raymond Li, Chief Financial Officer	2006	$—	—	—

(1)
Includes social insurance contributions of RMB60,095, RMB32,190 and RMB12,440 in 2006, 2005 and 2004, respectively. Under Chinese law, we are required to participate in mandatory social insurance schemes for the benefit of our employees. We are required to deposit a sum into an account maintained by the government for the benefit of Mr. Song.

(2)
Mr. Song became our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary as of March 22, 2006. All periods prior to that time included in the table above related to Mr. Song’s salary as the principal executive officer of SGI. On November 13, 2006 Mr. Song resigned from the office of Chief Financial Officer, and appointed Mr. Raymond Li to serve as the Chief Financial Officer. There is no compensation to Mr. Raymond Li as the Chief Financial Officer during the period from November 13, 2006 to March 31, 2007.

Equity Compensation Plans and Awards

We do not have any equity compensation plans. We have not granted any stock options or other equity awards since our inception.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2007, including shares which the listed beneficial owner has the right to acquire within 60 days from such date from options, warrants, rights, conversion privileges or similar obligations, by:

each holder of more than 5% of our common stock;

each of our executive officers and directors; and

our executive officers and directors as a group.

Unless otherwise noted below, the addresses of each beneficial owner set forth below is No. 999 Ningqiao Road, Jinqiao Export Processing Zone, Pudong, Shanghai 201206, People’s Republic of China. The numbers and percentages are based on 17,080,000 shares of our common stock outstanding as of March 31, 2007.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percent of Common Stock Owned
Song Jinan	5,084,037	29.8%
Chin Ji Wei	—	—
Du Wen Min	—	—
Simon Yick (5)	221,000	1.3%
Raymond Li	—	—
Yan Li	2,969,883	17.4%
Chinamerica Fund, L.P. (1)	1,147,585	6.7%
Huang Weida	1,510,110	8.8%
Bright Treasure Group Limited (2)	1,118,600	6.6%
Pope Investments LLC (3)	933,440	5.5%
Tai Kwok Leung, Alexander (4)	1,469,700	8.6%
Executive officers and directors (5 persons)	5,305,037	31.1%

(1)
The address for Chinamerica Fund, L.P. is 2909, St. Andrews Drive, Richardson, Texas 75082. Chinamerica Partners, LP (“Chinamerica Partners”) is the general partner of Chinamerica Fund, L.P. (“Chinamerica Fund”). Chinamerica Holdings, LLC (“Chinamerica Holdings”) and Stephen Taylor are the general partners of Chinamerica Partners. Beau Johnson and Christopher Efird are the managing directors of Chinamerica Holdings. Chinamerica Partners, Chinamerica Holdings and Mssrs. Johnson, Efird and Taylor may be deemed to beneficially own the shares reported as held by Chinamerica Fund.

(2)
The address for Bright Treasure Group Limited is Flat B, 7/F, Block 8, Caribbean Coast, Tung Chung, New Territories, Hong Kong. Kwok Kin Kwok is a Director of Bright Treasure Group Limited and may be deemed to beneficially own these shares.

(3)
Based on a Schedule 13G filed by Pope Asset Management, LLC on February 9, 2007. The address for Pope Investments LLC is 5100 Poplar Ave, Suite 512, Memphis, TN. Pope Asset Management, LLC (“Pope Asset”) is the manager of Pope Investments, LLC (“Pope Investments”). William P. Wells is a member of Pope Asset. Pope Asset and Mr. Wells may be deemed to beneficially own the shares reported as held by Pope Investments.

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

(5)	Each of Mr. Yick and his spouse owns 50% of Master Talent Group Limited, which owns 221,000 shares of our common stock.

Ms. Yan Li is the spouse of Mr. Song, a director and our President and Chief Executive Officer. Ms. Yan Yihong, one of our key employees described in “- Directors, Executive Officers and Key Employees and Advisors” above, is Ms. Yan Li’s sister.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDANCE

On March 22, 2006, we consummated a share exchange with the shareholders of SGI pursuant to which the SGI shareholders transferred all of the equity securities of SGI to us in exchange for shares of our common stock. As described under "Business-History," immediately prior to the share exchange, SGI issued 2,858 ordinary shares in a private placement for an aggregate consideration of $5,067,700. Pursuant to the terms of an escrow agreement entered into in connection with the private placement, $5,064,842 of the consideration was deposited with an escrow agent. On March 24, 2006, $87,699 of the escrowed amount was released to Chinamerica Fund, L.P., who as of June 14, 2006 beneficially owned 6.7% of our common stock, as reimbursement for its expenses incurred in connection with the private placement and share exchange, including expenses incurred in assisting SGI and its counsel in the diligence process and preparing and reviewing documents related to the transactions. In addition, we have entered into the following:

▪
From April 2003 to June 2005, Shining declared dividends amounting to $16.73 million. The full amount of dividends was paid in cash to the Shining shareholders, Mr. Song Jinan, Ms. Yan Li, Ms. Yan Hihong, Mr. Huang Weida and Shanghai Sheng Yuan Real Estate Co. Ltd., without deducting a withholding tax at the rate of 20% as required by applicable Chinese laws and regulations. Management believes that the risk of having to pay any surcharge or penalty with respect to this failure to withhold taxes is remote.  All but Shanghai Sheng Yuan Real Estate Co., Ltd. collectively acquired a majority shareholding in SGI in October 2005. SGI and these shareholders reached agreement to treat the amount of dividend withholding taxes not withheld by us, which totaled $3.34 million, as advances to the recipients. On March 13, 2006, these advances were repaid in full.

▪
On August 11, 2005, SGI entered into an agreement to acquire 100% of the equity of Shining for a total cash consideration of $2.27 million (RMB 18.35 million) from Mr. Song Jinan, Ms. Yan Li, Mr. Huang Weida, Ms. Yan Yihong, the former majority shareholders of SGI and Shanghai Shengyuan Estate Co. Ltd a third party.  At the time of this transaction, SGI and Mr. Song, Ms. Yan Li, Ms. Yan Yihang and Dr. Huang Weida also entered into a supplemental agreement to grant the right to these former shareholders to re-establish a majority ownership in SGI in late 2005 (“Supplemental Agreement”). In October 2005, these former shareholders exercised their right under the Supplemental Agreement and executed subscription agreements to acquire 9,000 new shares issued by SGI for a total consideration of $9,000, representing a 90% ownership in SGI. SGI received the subscription money in full in March 2006. The acquisition price of $2.27 million for SGI’s acquisition of 100% of the Shining equity was arrived at by a qualified valuer in China. This valuer had to carry out a valuation on Shining in accordance with the rules and regulations governing merger/acquisition transactions in China. This valuation report was submitted to the relevant China government authorities in conjunction with the merger/acquisition agreement for approval on the merger/acquisition transaction.  SGI’s acquisition of Shining was consummated in December 2005, when a revised business license was issued to Shining as a Wholly Owned Foreign Corporation signifying the formal recognition of SGI as Shining’s sole shareholder by the Chinese government authorities. The share price of $9,000 for 9,000 shares or 90% ownership of Shining was determined based on negotiation between SGI and the Original Shining Equity Holders.

▪
On September 22, 2005, SGI entered into an agreement and issued a Hong Kong Dollar denominated convertible bond for cash in the face amount of $2,580,000 (HKD20,000,000) to an independent third party at the time, Charming Leader Group Ltd., which is a British Virgin Islands company beneficially wholly-owned by Mr. Alexander Tai Kwok Leung. The bond had a maturity date of September 21, 2006 and was guaranteed by Mr. Song Jinan. The bondholder was required to convert the full face amount of the convertible bond into SGI ordinary shares if, before maturity, SGI either received approval of listing of its shares on a recognized stock exchange or within three business days after all conditions precedent for the completion of a business combination between SGI and a third party had been met. The conversion price of the bond was defined in terms of a percentage in SGI’s share capital whereby upon conversion the bondholder would hold 10% of SGI’s expanded share capital. If no conversion occurred prior to maturity, interest accrued at 6% per annum. The full face amount of the bond was converted on March 22, 2006, immediately before the share exchange, into 1,429 SGI ordinary shares (representing 10% of the issued and outstanding common stock immediate after the conversion). These 1,429 SGI ordinary shares were exchanged into 2,924,000 shares of our common stock in the share exchange, which represented 18.30% of the total of 15,980,000 shares received by all SGI shareholders in the transaction.

▪
As a condition precedent to the transaction described in the foregoing bullet, on September 22, 2005, the Original SGI Equity Holders, comprising of Mr. Song Jinan., Ms. Yan Li, Mr. Huang Weida, and Ms. Yan Yihong, entered into an agreement with SGI with the following key terms: (a) the Original Shining Equity Holders agreed to lend a RMB denominated loan of US$2,290,230 (RMB 18,351,200) to SGI in the following proportion: Mr. Song Jinan RMB 9,282,800; Ms. Yan Li 5,404,400; Mr. Huang Weida 2,748,000; Ms. Yan Yihong 916,000, (b) SGI has the right to draw down the full amount of loan upon serving a seven days notice to the Original SGI Equity Holders, after the fulfillment of certain conditions precedent, (c) SGI agrees to use the loan proceeds only for daily operations unless a written consent for other uses is granted by the Original SGI Equity Holders, (d) the loan is repayable one year from the date of drawdown, and (e) the loan is interest free.

▪
In March 2006, we received a cash loan of $2.29 million pursuant to the terms of the agreement described in the foregoing bullet from Song Jinan, our then-sole officer, director and a shareholder; Yan Li, a shareholder; Huang Weida, a member of our technical advisory panel and a shareholder; and Yan Yihong, an employee and shareholder to demonstrate their support for our expansion plan. This cash loan was unsecured, interest free and payable in March 2007. We fully repaid this loan in March 2007.

ITEM 13. EXHIBITS

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to China-Biotics, Inc.'s Form 8-K filed on March 23, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 20066 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

16.1
Letter dated April 13, 2006 from Malone & Bailey PC to the United States Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to China-Biotics, Inc.'s Form 8-K filed on May 31, 2006).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to China-Biotics, Inc.'s Form SB-2/A filed on November 13, 2006).

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is a summary of the fees we paid our principal auditor for professional services rendered for the years ended March 31, 2007 and 2006 and, with respect to the financial statements of Otish Resources, for the year ended August 31, 2005 . All of the audit fees were approved by the board of directors acting as the company's audit committee.

Audit Fees

The aggregate fees billed for professional services rendered by BDO McCabe Lo Limited for the audit of our annual financial statements for the fiscal years ended March 31, 2007 and 2006 were $98,000 and $74,000, respectively.

 Audit-Related Fees

BDO McCabe Lo Limited did not render any audit-related services to us for the fiscal years ended March 31, 2007 and 2006. Malone & Bailey did not render any audit-related services to us for the fiscal year ended August 31, 2005.

Tax Fees

BDO McCabe Lo Limited did not render any tax services to us for the fiscal years ended March 31, 2007 and 2006. Malone & Bailey did not render any tax services to us for the fiscal year ended August 31, 2005.

All Other Fees

BDO McCabe Lo Limited did not render any other services to us for the fiscal years ended March 31, 2007 and 2006.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 21, 2007.

CHINA-BIOTICS, INC.

By:	/s/ Song Jinan
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer)

In accordance the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 21, 2007.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ Raymond Li	Chief Financial Officer
Raymond Li	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Du Wen Min	Director
Due Wen Min

/s/ Simon Yick	Director
Simon Yick