Form 10QSB
period 2007-06-30
CHINA-BIOTICS, INC
filed 2007-08-10
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the Transition Period from _______ to _________

333-110733
(Commission File Number)

CHINA-BIOTICS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	98-0393071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 999 Ningqiao Road
Jinqiao Export Processing Zone
Pudong, Shanghai 201206
People's Republic of China
 (Address of Principal Executive Offices)

Telephone number: (86 21) 5834 9748
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐

As of August 10, 2007, 17,080,000 shares of the Issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☐

TABLE OF CONTENTS

		Page

Part I - Financial Information

ITEM 1.	FINANCIAL STATEMENTS	1

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS	13

ITEM 3.	CONTROLS AND PROCEDURES	27

Part II - Other Information

ITEM 6.	EXHIBITS	27

SIGNATURES		28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	March 31, 2007	June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$26,992,025	$34,694,864
Accounts receivable	14,309,818	11,682,011
Deposit Paid	216,236	218,991
Inventories	203,054	199,271
Prepayment	176,094	235,933
Total current assets	$41,897,227	$47,031,070
Plant, equipment and leasehold improvements, net	2,682,617	3,110,882
Total assets	$44,579,844	$50,141,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,523,471	$2,137,895
Tax payables	18,019,721	19,090,614
Other payables and accruals	1,126,645	1,030,316
Total current liabilities	$20,669,837	$22,258,825
Commitments
Stockholders' equity:
Preferred stock	$-	$-
Common stock	1,708	1,708
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	12,284,900	15,825,133
Accumulated other comprehensive
income (loss)	734,574	1,167,461
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders' equity	$23,910,007	$27,883,127
Total liabilities and stockholders' equity	$44,579,844	$50,141,952

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

		Three months ended June 30,
	Note	2006	2007

Net sales		$8,002,964	$9,515,333
Cost of sales		(2,358,739)	(2,650,972)
Gross profit		$5,644,225	$6,864,361
Operating expenses:
Selling expenses		$(1,269,532)	$(1,316,344)
General and administrative expenses		(405,990)	(809,564)
Total operating expenses		$(1,675,522)	$(2,125,908)
Income from operations		$3,968,703	$4,738,453
Other income and expenses:
Other income		$35,523	$71,660
Other expenses		(3,859)	(6,924)
Total other income (expenses)		$31,664	$64,736
Income before taxes		$4,000,367	$4,803,189
Provision for income taxes		(1,124,711)	(1,262,956)
Net income		$2,875,656	$3,540,233

Earnings per share:
Basic and diluted		$0.17	$0.21

Weighted average shares outstanding
Basic and diluted	5	17,080,000	17,080,000

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income	Capital & Statutory Reserves	Total

Balance- March 31, 2007	17,080,000	$1,708	$7,863,031	$12,284,900	$734,574	$3,025,794	$23,910,007
Comprehensive income:
Net income	-	-	-	3,540,233	-	-	3,540,233
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	-	-	-	432,887	-	432,887
Total comprehensive income							3,973,120
Balance- June 30, 2007	17,080,000	$1,708	$7,863,031	$15,825,133	$1,167,461	$3,025,794	$27,883,127

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Three months ended June 30,
	2006	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,875,656	$3,540,233
Adjustment for:
Depreciation	99,376	142,310
(Increase)/Decrease in restricted cash	83,635	-
(Increase)/Decrease in accounts receivable	(2,536,130)	2,786,747
(Increase)/Decrease in inventories	94,479	6,318
(Increase)/Decrease in prepayments	(40,199)	(57,156)
Increase/(Decrease) in accounts payable	(257,147)	590,026
Increase/(Decrease) in income tax, surcharge tax and dividends withholding tax	1,124,711	622,305
Increase/(Decrease) in other payables and accruals, and value added tax payable	(498,059)	130,688
NET CASH PROVIDED BY OPERATING ACTIVITIES	$946,322	$7,761,471
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions of fixed assets	(816,689)	(533,080)
CASH FLOWS FROM FINANCING ACTIVITIES
Effect of exchange rate changes on cash	$54,931	$474,448
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$184,564	$7,702,839
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	19,840,812	26,992,025
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$20,025,376	$34,694,864

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim financial statements of China-Biotics, Inc. (the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended March 31, 2007 as reported in the Form 10-KSB have been omitted.

As disclosed in Note 1 to our audited financial statements for fiscal year ended March 31, 2007, the share exchange between us and the shareholders of Sinosmart Group Inc. (“SGI”) had been accounted for in accordance with the accounting and financial reporting interpretations and guidance set out by the Corporate Finance Division of the Securities and Exchange Commission (“SEC Interpretations and Guidance”) and accounting principles generally accepted in the United States of America (“US GAAP”). The share exchange was treated as a recapitalization of SGI, accompanied by a reverse acquisition of our company with SGI as the accounting acquirer. The unaudited interim financial statements presented herewith have been prepared on the following basis:

(a)
The Unaudited Condensed Consolidated Balance Sheet as of June 30, 2007 includes the accounts of SGI, Shining, Growing State Limited (“GSL”), Growing Bioengineering (Shanghai) Co. Limited (“GBS”) and our company.

(b)
The Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006 reflect the following: (i) result of operations of SGI, Shining, GSL and our company from April 1, 2006 to June 30, 2006 and (ii) result of operations of SGI, Shining, GSL, GBS and our company from April 1, 2007 to June 30, 2007. The earnings per share as shown on the Unaudited Condensed Consolidated Statements of Operations were computed based on the weighted average number of shares of our outstanding common stock after giving effect to the recapitalization and reverse acquisition accounting treatment as set out in Note 1 to our audited financial statements for fiscal year ended March 31, 2007.

(c)	The Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity and the Unaudited Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2007 include the accounts of SGI, Shining, GSL, GBS and our company.

(d)
The Company adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (FIN48”) as of the first day of the first quarter of fiscal 2008. The Company has not otherwise materially changed its significant accounting policies.

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

The weighted average number of outstanding shares of common stock as shown in the financial statements presented herewith was computed based on the number of shares of common stock outstanding, and took into account the recapitalization transactions and the reverse acquisition transaction as described in the Notes to the financial statements contained in the audited financial statements for fiscal year ended March 31, 2007 as reported in our Form 10-KSB. Detailed computations are set out as follows:
	Date of issue or purchase		No. of the	No. of days outstanding		Weighted average number of outstanding common stock
	(as-if basis		Company's	Three		Three
	for the	No. of	common stock	months		months
	Company's	SGI	(Restated for	ended		ended
	common	ordinary	recapitalization	June 30,		June 30,
	stock)	shares	of SGI)	2006	2007	2006	2007

Number of days in reporting period				91	91
SGI existing shares as of March 31, 2004	Pre- 3/31/2004	1,000	1,118,600	91	91	1,118,600	1,118,600
SGI issued new shares upon receipt of cash	3/15/2006	9,000	10,067,400	91	91	10,067,400	10,067,400
SGI issued new shares for convertible bond conversion	3/22/2006	1,429	2,924,000	91	91	2,924,000	2,924,000
SGI issued new shares for cash of $5M under private placement	3/22/2006	2,858	1,870,000	91	91	1,870,000	1,870,000
		14,287
Stock issued in exchange for 14,287 shares of SGI stock (100% equity in SGI)			15,980,000
The Company's stock at time of reverse acquisition
Existing stock in issue at time of reverse acquisition	3/22/2006		25,481,004	91	91	25,481,004	25,481,004
Stock held in treasury prior to reverse acquisition	3/22/2006		(4,381,004)	91	91	(4,381,004)	(4,381,004)
Repurchased stock from Stan Ford in conjunction with reverse acquisition	3/22/2006		(20,000,000)	91	91	(20,000,000)	(20,000,000)

			17,080,000			17,080,000	17,080,000

 CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

3.	RISKS, UNCERTAINTIES, AND CONCENTRATIONS

(a) Nature of Operations

Substantially all of the Group's operations are conducted in the PRC and are subject to various political, economic, and other risks and uncertainties inherent in this country. Among other risks, the Group's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

(b) Concentration of Credit Risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and accounts receivable.

As of June 30, 2007 the Group had cash deposits of $35million placed with several banks in the People's Republic of China (“PRC”), which includes the Special Administrative Region of Hong Kong, where there is currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months ended June 30, 2006 and 2007, all of the Group's sales arose in the PRC. In addition, all accounts receivable as at June 30, 2007 also arose in the PRC.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

4.	ACCOUNTS RECEIVABLE

The Group's accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2007	June 30, 2007

Trade receivables	$14,309,818	$11,682,011
Less : Allowances for doubtful debt	-	—
	$14,309,818	$11,682,011

5.	INVENTORIES

The Group's inventories as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2007	June 30, 2007

Raw materials	$165,337	$135,179
Work-in-progress	12,385	29,645
Finished goods	25,332	34,447
	$203,054	$199,271

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

6.	PLANT AND EQUIPMENT

The Group's plant and equipment as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2007	June 30, 2007

Plant and machinery	$3,486,207	$3,530,652
Office equipment	1,781,637	2,311,787
Motor vehicles	40,793	71,452
Leasehold improvements	577,052	584,409
	$5,885,689	6,498,300
Less: Accumulated depreciation	(3,203,072	(3,387,418)
	$2,682,617	$3,110,882

7.	TAX PAYABLES

The Group's tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2007	June 30, 2007

Value added tax and other taxes	4,688,344		$4,958,116
Income tax	$3,338,947		3,504,578
Surcharge tax	6,506,198		7,097,244
Dividends withholding tax	3,486,232		3,530,676
	18,019,721		$19,090,614
		$

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

8.	COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share. The common stock as of June 30, 2007, as presented in these financial statements, comprise the following:

	March 31, 2007		Changes from April 1, 2007 to June 30, 2007		June 30, 2007
	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001
In issue	41,461,004	$4,146	—	$—	41,461,004	$4,146
Stock held in treasury (Treasury stock)	(24,381,004)	(2,438)	—	—	(24,381,004)	(2,438)
Issued and outstanding	17,080,000	$1,708	—	$—	17,080,000	$1,708

9.	INCOME TAXES

On April 1, 2007, the Company adopted FIN48. As a result of the implementation of FIN48, the Company’s tax assets and liabilities did not differ from the assets and liabilities before adoption, therefore, the Company did not record any adjustments as of the adoption date.

The income (loss) generated in the British Virgin Islands and the People's Republic of China (“PRC”) before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended June 30,
	2006	2007

Loss in the British Virgin Islands before income taxes	$(43,652)	$(230,194)
Income in the PRC before income taxes	4,044,019	5,033,383
	$4,000,367	$4,803,189

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

9.	INCOME TAXES (continued)

There is no income tax for companies domiciled in the British Virgin Islands. Accordingly, our financial statements do not present any income tax provisions or credits related to the British Virgin Islands tax jurisdiction. The provision for income tax relating to the PRC for the periods as presented in these financial statements are summarized as follows:

	Three months ended June 30,
	2006	2007

Current	$1,124,711	$1,262,956
Deferred	—	—
	$1,124,711	$1,262,956

As of June 30, 2007, we had no deferred tax assets and liabilities.

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

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended June 30,
	2006	2007

Computed tax at the local PRC statutory rate of 33%	$1,334,526	$1,661,016
Non-deductible items	238,102	-
Valuation allowance	-	9,014
Tax concession	(857,797)	(910,925)
Surcharge at 0.5% per day on accrued taxes	409,880	503,851
Total provision for income at effective rate	$1,124,711	$1,262,956

The Group has its principal operations in the People's Republic of China (“PRC”). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It had been the belief of the Group's management that its PRC operations were exempt from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities regarding the tax exempt status of its PRC operations. In January 2006, management of the Group's PRC operations took initiative to make tax payments to the PRC tax authorities for the Calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior Calendar years were reflected in the Group's financial statements. According to PRC tax regulations, the Group may be subject to potential penalties for the late payment of taxes calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of June 30, 2007. No provision for the potential tax penalties has been made in the Group's financial statements as management of the Group believes that the Group did not cause the late payment of taxes, and that the possibility of having to pay such late payment penalties is highly unlikely.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

10.	COMMITMENTS

COMMITMENTS

(a)   Operating Leases

The Group leases office space, warehouse facilities and retail shops under non-cancelable operating agreements that expire at various dates through 2007. As of the balance sheet dates as presented in these financial statements, the amount of future minimum lease payment under the above-mentioned operating leases were as follows:

	March 310,	June 30,
	2007	2007

Payable within
the next twelve months	$375,395	$440,096
the next 13th to 24th months	274,792	264,880
the next 25th to 36th months	63,714	77,926
the next 37th to 48th months	-	-
the next 49th to 60th months	-	-
Thereafter	-	-
	$713,901	$782,902

(b)   Land lease

On March 21, 2006, the Company’s wholly-owned subsidiary, GSL, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which the Company will construct a plant consisting bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year. This agreement contemplates a one-time leasing fee of $2,100,828. 10% of the leasing fee was due and payable by April 5, 2006 as a deposit. This deposit is to be refunded upon payment in full of the aggregate lease amount, which is due and payable immediately before the issue of the approval documents for the land lease by the Shanghai Qingpu local government authorities. There are no future lease payments under this land lease.

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-QSB to “we,”ᦩ“us,” or ᦯“our” are to the combined business of China-Biotics, Inc. (“the Company”) and its wholly-owned direct subsidiaries, Sinosmart Group Inc. (“SGI”) and Growing State Limited (“GSL”), and SGI's wholly-owned subsidiary, Shanghai Shining Biotechnology Co. Ltd. (“Shining”), and GSL's wholly-owned subsidiary, Growing Bioengineering (Shanghai) Co. Ltd. (“GBS”). References to “China” or to the “PRC” are references to the People's Republic of China. All references to “dollars” or “$”refers to United States dollars.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are mainly sold in the Greater Shanghai region.

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the three months ended June 30, 2006 and 2007, substantially all our sales revenue comprises amounts receivable from the distributors for the sale of these products. Typically, 90 to 120 days' credits are given to the distributors.

We intend to expand our sales to other cities in China through a combination of distributors and our stores (training and logistics centers). In this regard, we opened our first pilot centre in Shanghai in March 2006 and intend to open over 300 stores over the next two years. Our management believes that as China becomes more affluent, its citizens are becoming more health conscious. This has led to higher demand for health and functional food such as probiotics and yogurt. In addition, probiotics are increasingly used as additives in the production of infant formula. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics will be added to baby milk powders produced in China. Currently, the probiotics used in China for such purposes are imported. To capitalize on what we believe is a significant opportunity in this area, we are planning to construct a plant that will enable us to capture the anticipated demand for food additives. We expect the new plant will commence production by the middle of 2008 and start to make significant contribution to our earnings in fiscal year 2009. The costs for business expansion, expected to be approximately $18 million for the first phase, will be financed by our internal working capital. In connection with our plan to build the new plant, on March 21, 2006, our wholly-owned subsidiary, Growing State Limited, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which we will construct a plant consisting of bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year. We have made a construction application relating to the new plant. As of June 30, 2007, we were still awaiting these government approvals.

Results of Operations

Quarter Ended June 30, 2006 Compared with the Quarter Ended June 30, 2007

We achieved a net income of $3.54 million in the quarter ended June 30, 2007, which was 23% above our net income of $2.88 million for the quarter ended June 30, 2006. Our growth in net income primarily resulted from growth in our sales volume on our products. Shining Essence continued to be our best selling product, accounting for 55% of our sales revenue in the quarter ended June 30, 2007 (62% in the quarter ended June 30, 2006). The growth rate on all products’ sales volume was 22% in the quarter ended June 30, 2007 (96% in the quarter ended June 30, 2006).

As of June 30, 2007, we had a total of nine direct sales retail outlets. In July 2007, we opened five additional retail stores and now have a total of fourteen direct retail outlets.

Our results for the quarters ended June 30, 2006 and 2007 are summarized below:

	Three months ended June 30, 2006		Three months ended June 30, 2007
	Amount	% of Net sales	Amount	% of Net sales

Net sales	$8,002,964	100.00%	$9,515,333	100.00%
Cost of sales	(2,358,739)	-29.47%	(2,650,972)	-27.86%
Gross profit	$5,644,225	70.53%	$6,864,361	72.14%
Operating expenses:
Selling expenses	$(1,269,532)	-15.86%	$(1,316,344)	-13.83%
General and administrative expenses	(405,990)	-5.07%	(809,564)	-8.51%
Total operating expenses	$(1,675,522)	-20.94%	$(2,125,908)	-22.34%
Income from operations	$3,968,703	49.59%	$4,738,453	49.80%
Other income and expenses:
Other income	$35,523	0.44%	$71,660	0.75%
Other expenses	(3,859)	-0.05%	(6,924)	-0.07%
Total other income (expenses)	$31,664	0.40%	$64,736	0.68%
Income before taxes	$4,000,367	49.99%	$4,803,189	50.48%
Provision for income taxes	(1,124,711)	-14.05%	(1,262,956)	-13.27%
Net income	$2,875,656	35.93%	$3,540,233	37.21%

Net sales

Net sales in our financial statements are stated at invoiced value less sales tax. Our net sales for the quarters ended June 30, 2006 and 2007 comprised of the following:

	Three months ended June 30,
	2006	2007
Invoiced value on sales	8,054,492	9,576,724
Less : sales tax	(51,528)	(61,390)
	8,002,964	9,515,333

Net sales of $9,515,333 for the quarter ended June 30, 2007 were 18.90% above the net sales of $8,002,964 for the quarter ended June 30, 2006. The increase was mainly because of increased sales volume.

The contributions of each product as a percentage of invoiced value on sales for the quarters ended June 30, 2006 and 2007 are summarized below:

	Three months ended June 30,
	2006	2007
Shining Essence Capsules	62.06%	54.53%
Shining Signal Capsules	19.70%	14.35%
Shining Golden Shield Capsules	8.93%	13.99%
Shining Energy Capsules	8.57%	12.11%
Miscellaneous	0.74%	5.03%
	100.00%	100.00%

Unit volume and unit prices comparatives (on the invoiced value of sales) for the quarters ended June 30, 2006 and 2007 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended June 30,
	2006			2007
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	65%	-7%	58%	2%	-1%	1%
Shining Signal Capsules	187%	-17%	170%	-14%	-4%	-17%
Shining Golden Shield Capsules	57%	2%	59%	65%	6%	75%
Shining Energy Capsules	120%	23%	143%	52%	6%	61%
Miscellaneous	100	N/A	100	855%	57%	1,399%

Cost of sales

Cost of sales for the quarter ended June 30, 2007 was $2,650,972 compared with $2,358,739 for the quarter ended June 30, 2006. The increase in cost of sales was primarily because of increase in sales volume. The increase in production volume has resulted in slightly lower overhead on a per unit basis.

Unit volume and unit costs comparatives for the quarters ended June 30, 2006 and 2007 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended June 30,
	2006			2007
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	65%	-9%	56%	2%	-8%	-6%
Shining Signal Capsules	187%	-41%	146%	-14%	-6%	-19%
Shining Golden Shield Capsules	57%	-12%	45%	65%	-5%	57%
Shining Energy Capsules	120%	2%	122%	52%	11%	69%
Miscellaneous	100%	N/A	100% %	855%	241%	3,156%

Gross profit

Gross profit for the quarter ended June 30, 2007 was $6,864,361 compared with $5,644,225 for the quarter ended June 30, 2006. The increase in gross profit was primarily due to an increase in sales volume.

The average gross profit percentage for all of our products for the quarters ended June 30, 2006 and 2007 is summarized below:

	Three months ended June 30,
	2006	2007

Average for all products	70.72%	72.14%

Selling expenses

Selling expenses were $1,316,344 or 13.83% of net sales for the quarter ended June 30, 2007 compared with $1,269,532 or 15.86% of net sales for the quarter ended June 30, 2006. The selling expenses were slightly increased by 3.7% compared with the same period of last year.

General and administrative expenses

General and administrative expenses were $809,564 or 8.51% of net sales for the quarter ended June 30, 2007 compared with 405,990 or 5.07% of net sales for the quarter ended June 30, 2006. The increase of $403,574 was primarily due to the additional research cost of $305,735.

Provision for income taxes

Provision for income taxes for the quarters ended June 30, 2006 and 2007 comprised the following items:

	Three months ended June 30,
	2006	2007

Income taxes	$714,831	$759,105
Surcharge at 0.5% per day on accrued taxes	409,880	503,851
Total provision for income	$1,124,711	$1,262,956

The increase in income taxes was due to higher income before taxes which increased 20.07%. The tax surcharge was accrued for unpaid taxes relating to calendar years prior to 2005.

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

According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 times the taxes payable) to $49 million (if calculated based on five times the amount of taxes payable) as of June 30, 2007. No provision for the potential tax penalties has been made in our financial statements as our management believes that the possibility of having to pay the penalties is remote.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For the quarters ended June 30, 2006 and 2007, we had only one reporting segment--the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Liquidity and Capital Resources

We had cash of $34.69 million and working capital of $24.77 million as of June 30, 2007, and cash of $20.03 million and working capital of $12.93 million as of June 30, 2006. Cash generated from operations was $7.76 million in the quarter ended June 30, 2007 and $0.95 million in the quarter ended June 30, 2006. The increase in cash generated from operations was mainly due to a decrease in accounts receivable by $2.78 million.

We had capital expenditures totaling $0.5 million in the quarter ended June 30, 2007, primarily on improvements to production and research facilities. Our current facility commenced operations in 2000. To meet anticipated increases in sales volume in the near future, we are increasing the capacity of our current production facility. We have started our plan to construct a new plant with an overall project size of $30 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $18 million, $16 million of which is expected to be paid in the third quarter of calendar year 2007 and the balance in 2008.  Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility.

We did not have any changes related to financing activities for the quarters ended June 30, 2006 and 2007.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the quarters ended June 30, 2006 and 2007.

Seasonality

Typically, 60% of our sales take place in the second half of the fiscal year. We may experience additional seasonal variations in our future revenues and our operating costs due to seasonality, however, we do not believe that these variations will be material.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Research and Development Expenditures

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research to develop products that address specific health problems using our core technology and Chinese medicine to create genetically engineered drugs and drug delivery solutions and expand our product line. We incurred research and development costs of approximately $308,312 and $22,574 in the three months ended June 30, 2007 and June 30, 2006, respectively.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-KSB for the fiscal year ended March 31, 2007, and this Form 10-QSB should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended June 30, 2006 and 2007. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We have not experienced situations causing us to caste doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $11,682,011 as of June 30, 2007, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form-10QSB and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

Use of estimates as applied to potential penalties for the late payment of taxes

As disclosed in our financial statements for the fiscal years ended March 31, 2006 and 2007, we have made tax payments to the Chinese tax authorities for 2005. We believe that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future. Accordingly, our financial statements contain full provisions for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future.

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of June 30, 2007. Under the Statements of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, it is required to accrue a charge to income for an estimated loss from a loss contingency if two conditions are met: (a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. SFAS defines the levels of probability as to whether or not future events will confirm the existence of a loss as follows: (1) probable - the future event or events are likely to occur, (2) reasonably possible - the chance of the future events occurring is more than remote but less than likely, and (3) remote - the chance of the future event or events occurring is slight. In addition, we have reviewed the tax liabilities as of June 30, 2007 by adopting FIN 48. No provision for the potential tax penalties has been made in our financial statements as we believe we did not cause the late payment of taxes, and that the probability of having to pay such late payment penalties is remote. We have reviewed our tax situation up to the date of this Form-10QSB, and concluded that the probability of having to pay such late payment penalties remains remote.

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

We have derived the majority of our revenue from the sale of our Shining Essence product. Sales of this product represented approximately 55% and 62% of our total sales for the first quarter ended June 30, 2006 and 2007 respectively. We expect that Shining Essence will continue to account for a large portion of our revenues for the foreseeable future. Any factors adversely affecting the pricing of, demand for or market acceptance of Shining Essence, including increased competition, could cause our revenues to decline and our business and future operating results to suffer.

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

According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.88 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of June 30, 2006 and 2007. No provision for the potential tax penalties has been made in our financial statements as our management believes that the possibility of having to pay the penalties is unlikely.

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

The costs of compliance with current or future legislation or regulatory requirements may be significant, and could force us to curtail our operations or otherwise have a material adverse effect on our financial condition, results of operations or cash flows. For example, we have obtained three licenses and permits which are required for us to operate our business in China. If the regulations regarding these licenses and permits are changed, it may be materially burdensome for us to obtain or renew these licenses and permits or they may be otherwise unavailable.

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

We had 17,080,000 shares outstanding as of June 30, 2007, including approximately 230,000 shares which are free trading and may be sold immediately by our stockholders and 5,664,833 shares which are included on a Form SB-2 that we originally filed with the Securities and Exchange Commission on March 24, 2006. If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by our President and Chief Executive Officer and a director and his family may dissuade new investors from purchasing our securities which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of June 30, 2007, Mr. Song, our President and Chief Executive Officer and a director, owned 29.8% of our outstanding common stock, and members of his family owned an additional 20.3% of our common stock. As a result, Mr. Song has the ability to exert substantial influence or absolute control over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. For example, Mr. Song could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

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

Our common stock is currently quoted on the OTC Bulletin Board. Securities quoted on the OTC Bulletin Board tend to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

•	the lack of readily available price quotations;

•	the absence of consistent administrative supervision of “bid” and “ask” quotations;

•	lower trading volume; and

•	market conditions.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA-BIOTICS, INC. (Registrant)
/s/ Raymond Li
Date: August 10, 2007	Raymond Li Chief Financial Officer