Form 10QSB
period 2007-09-30
CHINA-BIOTICS, INC
filed 2007-11-13
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
☒Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒No

As of November 13, 2007, 17,080,000 shares of the Issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): ☐Yes ☒No

TABLE OF CONTENTS

		Page
Part I - Financial Information
ITEM 1.	FINANCIAL STATEMENTS	1
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS	13
ITEM 3.	CONTROLS AND PROCEDURES	22
Part II - Other Information
ITEM 6.	EXHIBITS	22
SIGNATURES		23

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)
	March 31, 2007	September 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$26,992,025	$35,221,974
Accounts receivable	14,309,818	8,654,511
Deposit paid	216,236	222,747
Inventories	203,054	595,127
Prepayment	176,094	1,887,561

Total current assets	$41,897,227	$46,581,920
Plant and equipment, net	2,682,617	6,474,621
Total assets	$44,579,844	$53,056,541
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,523,471	$1,821,337
Tax payables	18,019,721	19,546,360
Other payables and accruals	1,126,645	1,379,976
Total current liabilities	$20,669,837	$22,747,673
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.0001, 100,000,000 shares authorized, 17,080,000 shares issued and outstanding	1,708	1,708
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	12,284,900	17,795,266
Accumulated other comprehensive income	734,574	1,623,069
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders' equity	$23,910,007	$30,308,868
Total liabilities and stockholders' equity	$44,579,844	$53,056,541

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Three months ended September30,		Six months ended September30,
	2006	2007	2006	2007
Net sales	$5,467,037	$8,184,983	$13,470,001	$17,700,316
Cost of sales	(1,650,364)	(2,205,623)	(4,009,103)	(4,856,595)
Gross profit	$3,816,673	$5,979,360	$9,460,898	$12,843,721
Operating expenses:
Selling expenses	$(952,454)	$(1,926,756)	$(2,221,986)	$(3,243,100)
General and administrative expenses	(384,734)	(1,087,053)	(790,724)	(1,896,617)
Total operating expenses	$(1,337,188)	$(3,013,809)	$(3,012,710)	$(5,139,717)
Income from operations	$2,479,485	$2,965,551	$6,448,188	$7,704,004
Other income and expenses:
Other income	$68,855	$282	$104,378	$71,942
Other expenses	(34,886)	(13,011)	(38,745)	(19,935)
Total other income (expenses)	$33,969	$(12,729	$65,633	$52,007
Income before taxes	$2,513,454	$2,952,822	$6,513,821	$7,756,011
Provision for income taxes	(932,091)	(982,689)	(2,056,802)	(2,245,645)
Net income	$1,581,363	$1,970,133	$4,457,019	$5,510,366

Earnings per share:
Basic and diluted	$0.09	$0.11	$0.26	$0.32

Weighted average shares outstanding
Basic and diluted	17,080,000	17,080,000	17,080,000	17,080,000

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in US Dollars)

	Common Stock		AdditionalPaid-in	Retained	Accumulated Other Comprehensive	Capital &Statutory
	Shares	Amount	Capital	Earnings	Income	Reserves	Total

Balance- March 31, 2007 (audited)	17,080,000	$1,708	$7,863,031	$12,284,900	$734,574	$3,025,794	$23,910,007
Comprehensive income:
Net income	-	-	-	5,510,366	888,495	-	6,398,861
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	-	-	-	-	-	-
Total comprehensive income							6,398,861

Balance- September 30, 2007	17,080,000	$1,708	$7,863,031	$17,795,266	$1,623,069	$3,025,794	$30,308,868

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Six months ended September 30,
	2006	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$4,457,019	$5,510,366
Adjustment for:
Depreciation	220,104	349,111
Gain on disposal of plant and equipment	(14,793)	-
(Increase)/Decrease in restricted cash	114,037	-
(Increase)/Decrease in accounts receivable	(140,449)	5,992,036
(Increase)/Decrease in other receivables	(209,030)	-
(Increase)/Decrease in inventories	(41,775)	(383,380)
(Increase)/Decrease in prepayments	(104,876)	(1,693,248)
Increase/(Decrease) in accounts payable	(358,998)	239,274
Increase/(Decrease) in income tax, surcharge tax and dividends withholding tax	2,056,803	828,172
Increase/(Decrease) in other payables and accruals, and value added tax payable	(771,307)	348,841
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,206,735	$11,191,172
CASH FLOWS USED IN INVESTING ACTIVITIES
Sales proceeds from disposal of plant and equipment	14,793	-
Additions of fixed assets	(1,317,328)	(4,027,160)
NET CASH USED IN INVESTING ACTIVITIES	$(1,302,535)	$(4,027,160)
CASH FLOWS FROM FINANCING ACTIVITIES
Effect of exchange rate changes on cash	$189,162	$1,065,937
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$4,093,362	$8,229,949
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	19,840,812	26,992,025
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$23,934,174	$35,221,974

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

As disclosed in Note 1 to our audited financial statements for fiscal year ended March 31, 2007, the share exchange between us and the shareholders of Sinosmart Group Inc. (“SGI”) had been accounted for in accordance with the accounting principles generally accepted in the United States of America. The share exchange was treated as a recapitalization of SGI, accompanied by a reverse acquisition of our company with SGI as the accounting acquirer. The unaudited interim financial statements presented herewith have been prepared on the following basis:

(a)
The Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007 includes the accounts of SGI, Shining, Growing State Limited (“GSL”), Growing Bioengineering (Shanghai) Co. Limited (“GBS”) and our company.

(b)
The Unaudited Condensed Consolidated Statements of Operations for the six months ended September 30, 2007 and 2006 reflect the following: (i) result of operations of SGI, Shining, GSL and our company from April 1, 2006 to September 30, 2006 and (ii) result of operations of SGI, Shining, GSL, GBS and our company from April 1, 2007 to September 30, 2007. The earnings per share as shown on the Unaudited Condensed Consolidated Statements of Operations were computed based on the weighted average number of shares of our outstanding common stock after giving effect to the recapitalization and reverse acquisition accounting treatment as set out in Note 1 to our audited financial statements for fiscal year ended March 31, 2007.

(c)
The Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity and the Unaudited Condensed Consolidated Statements of Cash Flow for the six months ended September 30, 2007 include the accounts of SGI, Shining, GSL, GBS and our company.

(d)
The Company adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (“FIN48”) as of the first day of the first quarter of fiscal 2008. The Company has not otherwise materially changed its significant accounting policies.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)\

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

The weighted average number of outstanding shares of common stock as shown in the financial statements presented herewith was computed based on the number of shares of common stock outstanding, and took into account the recapitalization transactions and the reverse acquisition transaction as described in the Notes to the financial statements contained in the audited financial statements for fiscal year ended March 31, 2007, as reported in our Form 10-KSB. Detailed computations are set out as follows:

	Date of issue or purchase (as-if basis for the Company's	No. of SGI	No. of the Company's common stock (Restated for	No. of days outstanding Three months ended September 30,		Weighted average number of outstanding common stock Three months ended September 30,
	common stock)	ordinary shares	recapitalization of SGI)	2006	2007	2006	2007
Number of days in reporting period				92	92
SGI existing shares as of March 31, 2004	Pre-3/31/2004	1,000	1,118,600	92	92	1,118,600	1,118,600
SGI issued new shares upon receipt of cash	3/15/2006	9,000	10,067,400	92	92	10,067,400	10,067,400
SGI issued new shares for convertible bond conversion	3/22/2006	1,429	2,924,000	92	92	2,924,000	2,924,000
SGI issued new shares for cash of $5million under private placement	3/22/2006	2,858	1,870,000	92	92	1,870,000	1,870,000
		14,287
Stock issued in exchange for 14,287 shares of SGI stock (100% equity in SGI)			15,980,000
The Company's stock at time of reverse acquisition
Existing stock in issue at time of reverse acquisition	3/22/2006		25,481,004	92	92	25,481,004	25,481,004
Stock held in treasury prior to reverse acquisition	3/22/2006		(4,381,004)	92	92	(4,381,004	(4,381,004)
Repurchased stock from Stan Ford in conjunction with reverse acquisition	3/22/2006		(20,000,000)	92	92	(20,000,000	(20,000,000)
			17,080,000			17,080,000	17,080,000

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

	Date of issue or purchase (as-if basis for the Company's common stock)	No. of SGI ordinary shares	No. of the Company's common stock (Restated for Recapitalization of SGI)	No. of days outstanding Six months ended September 30,		Weighted average number of outstanding common stock Six months ended September 30,
				2006	2007	2006	2007
Number of days in reporting period				183	183
SGI existing shares as of March 31, 2004	Pre-3/31/2004	1,000	1,118,600	183	183	1,118,600	1,118,600
SGI issued new shares upon receipt of cash	3/15/2006	9,000	10,067,400	183	183	10,067,400	10,067,400
SGI issued new shares for convertible bond conversion	3/22/2006	1,429	2,924,000	183	183	2,924,000	2,924,000
SGI issued new shares for cash of $5 million under private placement	3/22/2006	2,858	1,870,000	183	183	1,870,000	1,870,000
		14,287
Stock issued in exchange for 14,287 shares of SGI stock (100% equity in SGI)			15,980,000
The Company's stock at time of reverse acquisition
Existing stock in issue at time of reverse acquisition	3/22/2006		25,481,004	183	183	25,481,004	25,481,004
Stock held in treasury prior to reverse acquisition	3/22/2006		(4,381,004)	183	183	(4,381,004	(4,381,004)
Repurchased stock from Stan Ford in conjunction with reverse acquisition	3/22/2006		(20,000,000)	183	183	(20,000,000	(20,000,000)
			17,080,000			17,080,000	17,080,000

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

3.	RISKS, UNCERTAINTIES, AND CONCENTRATIONS

(a) Nature of Operations

Substantially all of the Group's operations are conducted in the People’s Republic of China (“PRC”) and are subject to various political, economic, and other risks and uncertainties inherent in this country. Among other risks, the Group's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

(b) Concentration of Credit Risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and accounts receivable.

As of September 30, 2007, the Group had cash deposits of $35 million placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there are currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months and six months ended September 30, 2006 and 2007, all of the Group's sales arose in the PRC. In addition, all accounts receivable as at September 30, 2007 also arose in the PRC.

4.	ACCOUNTS RECEIVABLE

The Group's accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2007	September 30, 2007
Trade receivables	$14,309,818	$8,654,511
Less : Allowances for doubtful debt	-	-
	$14,309,818	$8,654,511

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

5.	INVENTORIES

The Group's inventories as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2007	September 30, 2007
Raw materials	$165,337	$325,796
Work-in-progress	12,385	50,612
Finished goods	25,332	218,719
	$203,054	$595,127

6.	PLANTS AND EQUIPMENT

The Group's plant and equipment as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2007	September 30, 2007
Plant and machinery	$3,486,207	$6,065,767
Office equipment	1,781,637	2,939,840
Motor vehicles	40,793	101,998
Leasehold improvements	577,052	1,020,777
	5,885,689	10,128,382
Less: Accumulated depreciation	(3,203,072)	(3,653,761)
	$2,682,617	$6,474,621

7.	TAX PAYABLES

The Group's tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2007	September 30, 2007
Value added tax and other taxes	$4,688,344	$4,964,200
Income tax	3,338,947	3,253,210
Surcharge tax	6,506,198	7,737,729
Dividends withholding tax	3,486,232	3,591,221
	$18,019,721	$19,546,360

8.	COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share. The common stock as of September 30, 2007, as presented in these financial statements, comprised the following:

	March 31, 2007		Changes from April 1,2007 to September 30, 2007		September 30, 2007
	Number of shares	Par value$0.0001	Number of shares	Par value$0.0001	Number of shares	Par value$0.0001
In issue	41,461,004	$4,146	-	$-	41,461,004	$4,146
Stock held in treasury (Treasury stock)	(24,381,004)	(2,438)	-	-	(24,381,004)	(2,438)
Issued and outstanding	17,080,000	$1,708	-	$-	17,080,000	$1,708

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

9.	INCOME TAXES

On April 1, 2007, the Company adopted FIN48. As a result of the implementation of FIN48, the Company's tax assets and liabilities did not differ from the assets and liabilities before adoption, therefore, the Company did not record any adjustments as of the adoption date.

The income (loss) generated in the British Virgin Islands and the PRC before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended September30,		Six months ended September 30,
	2006	2007	2006	2007
Income/(Loss) in the British Virgin Islands before income taxes	$(198,315)	$(271,765)	$(241,967)	$(501,959)
Income in the PRC before income taxes	2,711,769	2,874,112	6,755,788	7,907,494
	$2,513,454	$2,602,347	$6,513,821	$7,405,535

There is no income tax for companies domiciled in the British Virgin Islands. Accordingly, our financial statements do not present any income tax provisions or credits related to the British Virgin Islands tax jurisdiction. The provision for income tax relating to the PRC for the periods as presented in these financial statements are summarized as follows:

	Three months ended September 30,		Six months ended September 30,
	2006	2007	2006	2007
Current	$932,091	$982,689	$2,056,802	$2,245,645
Deferred	-	-	-	-
	$932,091	$982,689	$2,056,802	$2,245,645

As of September 30, 2007, we had no deferred tax assets and liabilities.

The Group has its principal operations in the PRC in the Shanghai Jinqiao special economic zone and hence enjoys a preferential income tax rate of 15%. From January 1, 2008, the income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. However, the New Corporate Tax Law has not set out the details as to how the existing preferential tax rate will gradually increase to standard rate of 25%

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended September 30,		Six months ended September 30,
	2006	2007	2006	2007
Computed tax at the local PRC statutory rate of 33%	$894,885	$1,002,890	$2,229,411	$2,663,906
Non-deductible items	2,567	17,700	240,669	26,714
Tax concession	(489,519)	(556,688)	(1,347,316)	(1,467,613)
Surcharge at 0.5% per day on accrued taxes	524,158	518,787	934,038	1,022,638
Total provision for income at effective rate	$932,091	$982,689	$2,056,802	$2,245,645

The Group has its principal operations in the PRC. Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It had been the belief of the Group's management that its PRC operations were exempt from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities regarding the tax exempt status of its PRC operations. In January 2006, management of the Group's PRC operations took initiative to make tax payments to the PRC tax authorities for the calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior calendar years were reflected in the Group's financial statements. According to PRC tax regulations, the Group may be subject to potential penalties for the late payment of taxes calculated on the basis of 0.5 times to 5 times the amount of taxes, which amounts to $4.9 million to $49 million as of September 30, 2007. No provision for the potential tax penalties has been made in the Group's financial statements as management believes that the Group did not cause the late payment of taxes, and that the possibility of having to pay such late payment penalties is highly unlikely.

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

The Group leases office space, warehouse facilities and retail shops under non-cancelable operating agreements that expire at various dates through 2007. As of the balance sheet dates as presented in these financial statements, the amount of future minimum lease payment under the above-mentioned operating leases were as follows:

	March 31,	September 30,
	2007	2007

Payable within
the next twelve months	$375,395	$572,302
the next 13th to 24th months	274,792	320,948
the next 25th to 36th months	63,714	34,039
the next 37th to 48th months	-	-
the next 49th to 60th months	-	-
Thereafter	-	-
	$713,901	$927,289

(b)	Land lease

On March 21, 2006, the Company's wholly-owned subsidiary, GSL, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which the Company will construct a plant consisting bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year. This agreement contemplates a one-time leasing fee of $2,100,828. 10% of the leasing fee was due and payable by April 5, 2006 as a deposit. This deposit is to be refunded upon payment in full of the aggregate lease amount, which is due and payable immediately before the issue of the approval documents for the land lease by the Shanghai Qingpu local government authorities. There are no future lease payments under this land lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Quarterly Report on Form 10-QSB, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” plan,” “intend, ” “anticipate,” “believe,” “estimate,” predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-QSB to “we,” us,” or “our” are to the combined business of China-Biotics, Inc. ( the “Company”) and its wholly-owned direct subsidiaries, Sinosmart Group Inc. (“SGI”) and Growing State Limited (“GSL”), and SGI's wholly-owned subsidiary, Shanghai Shining Biotechnology Co. Ltd. ("Shining”), and GSL's wholly-owned subsidiary, Growing Bioengineering (Shanghai) Co. Ltd. (“GBS”). References to “China” or to the “PRC” are references to the People's Republic of China. All references to “dollars” or “$” refers to United States dollars.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are mainly sold in the Greater Shanghai region.

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the year ended March 31, 2007 and the second quarter ended September 30, 2007, substantially all our sales revenue comprised amounts receivable from the distributors for the sale of these products. Typically, 90 to 120 days' credits are given to the distributors.

Our first product, Shining Essence, which was launched in April 2001, remains our best-selling product. Sales of Shining Essence represented approximately 68% and 61% of our total sales for the years ended March 31, 2006 and 2007, respectively, and 61% and 62% for the three months ended September 30, 2006 and 2007, respectively. In addition to Shining Essence, we have successfully created other new products, such as Shining Stomach Protection, Shining Beauty Essence, Shining Sicanel and Shining Bifidus Factor. In September 2007, we created and released our new Shining Probiotics Protein Powder product in the market. As we release new products in the future, we expect the percentage contribution of Shining Essence to our total sales to decrease. As our products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production.

We intend to expand our sales to other cities in China through a combination of distributors and our own stores, which we also refer to as training and logistics centers. In this regard, we opened our first pilot store in Shanghai in March 2006 and intend to open over 300 stores over the next two years. We expect that the additional demands from opening new stores will be met initially by increasing production from our existing plant, which currently has the necessary capacity, and in the longer term from our new plant. We expect that our stores will have a combination of full time staff and part time agents who will receive sales commissions. With our direct sales network, we will be selling to the end users, thereby capturing the margin previously made by our distributors and retail outlets. However, with more staff and agents there will be more selling and general and administrative expenses, with the result that we do not expect significant changes to our overall profit margins.

Our management believes that as China becomes more affluent, its citizens are becoming more health conscious. This has led to higher demand for health and functional food such as probiotics and yogurt. In addition, probiotics are increasingly used as additives in the production of infant formula. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China on April 1, 2007, probiotics will need to be added to baby milk powders produced in China. Currently, the probiotics used in China for such purposes are imported. To capitalize on what we believe is a significant opportunity in this area, we have started a plan to construct a plant that will enable us to capture the anticipated demand for food additives. We expect that the new plant will commence production in the third quarter of fiscal year 2008 and start to make contributions to our earnings in the fiscal year ending March 2009. The costs of this plant which is expected to be approximately $18 million including working capital for the first phase, will be financed by our internal working capital. Please refer to “The introduction of bulk additives products” below for further information on this new plant.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:
•
Increasing demand for functional food products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and dietary supplements to increase.

•
Curtailment of the use of antibiotics and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs. Moreover, the Chinese State Food and Drug Administration has acknowledged that probiotics are beneficial for human health.

•
Increasing demand for dairy product additives. The demand for functional foods and foods that use probiotic supplements is growing at a significant rate and our management believes that it will continue to do so. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China on April 1, 2007, probiotics will need to be added to baby milk powders produced in China.

•
Increasing demand for dairy product additives.The demand for functional foods and foods that use probioticsupplements is growing at a significant rate and our management believes that it will continue to do so. According tostatements made by the Nutrition Development Centre of National Development and Reform Commission in China,effective April 1, 2007, probiotics will be added to baby milk powders produced in China.

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through:

•
The introduction of bulk additives products.  We believe we are poised to achieve first-mover advantage in the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production in the third quarter of 2008. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum, will cost $18 million, $16 million of which is expected to be paid in the third quarter of fiscal year 2008 and the balance by the end of fiscal year 2008. Phase 2 of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility. Phase 2 of this project is expected to cost $12 million. The construction cost of the plant will be funded by cash at hand and cash inflow from operations.

On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we will construct this plant. The agreement provides for the payment of leasing fees of approximately $2 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. Payment of $2,100,828 will be due immediately before the issuance of approval documents regarding the land by the Qingpu People’s Republic Government. We are in the process of applying for the necessary approval documents. Our management believes that approval is likely, although it is not assured, and that approval may be obtained by the end of the third quarter of fiscal year 2008. If we fail to timely make this payment, we may be subject to monetary penalties, and the other party will have the right to terminate the agreement if it has not received payment within 30 days of such payment becoming due.

•
The geographical expansion of retail sales through direct sales and traditional sales channels. We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we opened our first pilot store in Shanghai in March 2006 and intend to open over 300 stores over the next two years. We expect that the additional demands from opening new stores will be met initially by increasing production from our existing plant, which currently has the necessary capacity, and in the longer term from our new plant that will have a capacity of 150-300 tons. The initial, 150-ton phase of our new plant is scheduled to commence operations in the third quarter of 2008.

•
The development of new products.  We have introduced several new products which are sold exclusively in our stores. We plan to continue to develop new products aimed at improving the general health conditions of humans, enhancing their immune system and reducing health problems. This will strengthen our product pipeline and that we will be able to offer a wide array of products in the Shining stores.

Our operation is generally not labor-intensive. We employed 266 people as of September 30, 2007. The construction of our new plant and the creation of the new direct sales network will result in significant increases in our number of employees as we expect to add over 1,000 staff and employees over the next two years. We also intend to recruit senior executives to strengthen our management team. However, as wages in China are relatively inexpensive, we expect that labor costs will remain insignificant.

Our principal operations are in China and we are subject to income taxes and value added taxes under Chinese tax laws and regulations unless there are exemptions. We have made regular tax payments to the Chinese tax authorities since 2005. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future. We have made full provisions in our financial statements for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future. According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. Provisions for these potential tax penalties have been made in our financial statements.

Results of Operations

Quarter Ended September 30, 2007 Compared with the Quarter Ended September 30, 2006

We achieved a net sales of $8.18 million and $17.7 million in the three months and six months ended September 30, 2007, respectively, which was 49% and 31% above our net sales of $5.46 million and 13.4 million respectively for the three months and six months ended September 30, 2006, respectively. Our growth in net sales primarily resulted from growth in the sales volume of our products. Shining Essence continued to be our best selling product, accounting for 62% of our sales revenue in the quarter ended September 30, 2007 (61% in the quarter ended September 30, 2006).

Our sales revenue was $8.18 million for the quarter ended September 30, 2007, which was 49.7% above our sales revenue of $5.46 million for the quarter ended September 30, 2006. The increase in sales revenue was primarily due to an increase in the sales volume of our products. The average unit selling prices of Shining Golden Shield, Shining Signal and Shining Energy decreased reflecting an increase in the percentage sales of smaller packages offset by increases in the selling prices resulting from increases in sales through our Shining stores. The rate of the sales volume growth of Shining Golden Shield, Shining Signal and Shining Energy were 109%, 23% and 63% respectively in the quarter ended September 30, 2007 (17%, 143% and 75% respectively in the quarter ended September 30, 2006).

As of September 30, 2007, we had a total of 22 direct sales retail outlets, 18 in Shanghai and 4 in Changchun. We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we intend to open over 300 stores over the next two years at an anticipated cost of approximately $11 million, which comprise mainly store fit out cost, rental deposits and working capital. Our existing retail stores show that they have short pay back periods within one year, on average

We have started to construct a new plant with an overall project cost of $30 million. Phase 1 of the project involves construction of a facility capable of producing 150 tons of probiotics per year and is estimated to cost $18 million, $16 million of which is expected to be paid by the third quarter of fiscal year 2008 and the balance by the end of fiscal year 2008. We expect that the first phase of the new plant will be completed by the end of the third quarter of 2008. Subsequent phases of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility.

As of September 30, 2007, we had no debt and $35.2 million in cash. Management believes that we have sufficient internal resources to fund the expansion of our retail stores and the new bulk additives plant.

Our business is not capital or labor intensive. Typically, 60% of our sales take place in the second half of our fiscal year because many of our customers purchase our products to give as gifts during the Chinese festivals that occur during this time of the year. While it is still too early to tell, we expect that our bulk additives sales will not be as seasonal because the bulk products are purchased by food manufacturers consistently throughout the year.

Our results for the three months and six months ended September 30, 2006 and 2007 are summarized below:

	Three months ended September 30, 2006		Three months ended September 30, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$5,467,037	100.00%	$8,184,983	100.00%
Cost of sales	(1,650,364)	-30.19%	(2,205,623)	-26.95%
Gross profit	$3,816,673	69.81%	$5,979,360	73.05%
Operating expenses:
Selling expenses	$(952,454)	-17.42%	$(1,926,756)	-23.54%
General and administrative expenses	(384,734)	-7.04%	(1,087,053)	-13.28%
Total operating expenses	$(1,337,188)	-24.46%	$(3,013,809)	-36.82%
Income from operations	$2,479,485	45.35%	$2,965,551	36.23%
Other income and expenses:
Other income	$68,855	1.26%	$282	0%
Other expenses	(34,886	-0.64%	(13,011)	-0.16%
Total other income (expenses)	$33,969	0.62%	$(12,729	-0.16%
Income before taxes	$2,513,454	45.97%	$2,952,822	36.07%
Provision for income taxes	(932,091)	-17.05%	(982,689)	-12.00%
Net income	$1,581,363	28.93%	$1,970,133	24.07%

	Six months ended September 30, 2006		Six months ended September 30, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$13,470,001	100.00%	$17,700,316	100.00%
Cost of sales	(4,009,103)	-29.76%	(4,856,595)	-27.44%
Gross profit	$9,460,898	70.24%	$12,843,721	72.56%
Operating expenses:
Selling expenses	$(2,221,986)	-16.50%	$(3,243,100)	-18.32%
General and administrative expenses	(790,724)	-5.87%	(1,896,617)	-10.71%
Total operating expenses	$(3,012,710)	-22.37%	$(5,139,717)	-29.03%
Income from operations	$6,448,188	47.87%	$7,704,004	43.53%
Other income and expenses:
Other income	$104,378	0.77%	$71,942	0.41%
Other expenses	(38,745	-0.29%	(19,935)	-0.11%
Total other income (expenses)	$65,633	0.48%	$52,007	0.30%
Income before taxes	$6,513,821	48.35%	$7,756,011	43.83%
Provision for income taxes	(2,056,802)	-15.27%	(2,245,645)	-12.69%
Net income	$4,457,019	33.08%	$5,510,366	31.14%

Net sales

Net sales in our financial statements are stated at invoiced value less sales tax. Our net sales for the three months and six months ended September 30, 2006 and 2007 comprised the following:

	Three months ended September 30,		Six months ended September 30,
	2006	2007	2006	2007
Invoiced value on sales	$5,500,785	$8,235,126	$13,555,277	$17,811,850
Less : sales tax	(33,748)	(50,143)	(85,276)	(111,534)
	$5,467,037	$8,184,983	$13,470,001	$17,700,316

Net sales of $8,184,983 for the quarter ended September 30, 2007 were 49.71% above net sales of $5,467,037 for the quarter ended September 30, 2006. Net sales of $17,700,316 for the six months ended September 30, 2007 were31.40% above net sales of $13,470,001 for the six months ended September 30, 2006. The increase was mainly attributable to increased sales volume.

The contributions of each product as a percentage of the total value on sales for the three months and six months ended September 30, 2006 and 2007 are summarized below:

	Three months ended September 30,		Six months ended September 30,
	2006	2007	2006	2007
Shining Essence Capsules	60.86%	62.59%	61.58%	58.22%
Shining Signal Capsules	22.21%	15.62%	20.71%	14.93%
Shining Golden Shield Capsules	8.44%	9.31%	8.73%	11.84%
Shining Energy Capsules	8.49%	7.91%	8.54%	10.18%
Miscellaneous	-%	4.57%	0.44%	4.82%
	100%	100%	100%	100%

Shining Essence continued to be our best selling product, accounting for 62% of our sales revenue in the three months ended September 30, 2007 (61% in the three months ended September 30, 2006) and accounting for 58% of our sales revenue in the six months ended September 30, 2007 (61% in the six months ended September 30, 2006). The reduction in the relative contribution of Shining Signal and Shining Energy to sales revenue was caused by relative increases in the sales of other products. New products, such as Shining Stomach Protection, Shining Beauty Essence, Shining Sicanel and Shining Bifidus Factor, accounted for 4% of our sales revenue in the three months ended September 30, 2007 (negligible in the three months ended September 30, 2006) (these new products are included in the “miscellaneous” category above).

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months and six months ended September 30, 2006 and 2007 are summarized below: We have repackaged our products for sale in our own Shining stores as well as through our new distributors. As a result, we have sold more packages with relatively smaller units. Hence, the unit sales volume increased while the unit selling prices of Shining Signal, Golden Shield and Energy capsules decreased.

	Percentages increase (decrease) from the prior year
	Three months ended September 30,
	2006			2007
	Unit volume	Selling prices	Overall increase /(decrease)	Unit volume	Selling prices	Overall increase /(decrease)
Shining Essence Capsules	4%	1%	5%	44%	4%	50%
Shining Signal Capsules	143%	2%	148%	23%	-16%	3%
Shining Golden Shield Capsules	17%	2%	19%	109%	-23%	61%
Shining Energy Capsules	75%	15%	101%	63%	-16%	37%
Miscellaneous	N/A	N/A	N/A	100%	N/A	100%

	Percentages increase (decrease) from the prior year
	Six months ended September 30,
	2006			2007
	Unit volume	Selling prices	Overall increase /(decrease)	Unit volume	Selling prices	Overall increase /(decrease)
Shining Essence Capsules	34%	-1%	33%	18%	1%	19%
Shining Signal Capsules	167%	-2%	162%	1%	-10%	-9%
Shining Golden Shield Capsules	38%	1%	39%	81%	-6%	70%
Shining Energy Capsules	100%	13%	126%	56%	-3%	51%
Miscellaneous	100	N/A	100	2205%	15	2551%

Cost of sales

Cost of sales for the three months ended September 30, 2007 was $2,205,623 compared with $1,650,364 for the three months ended September 30, 2006. Cost of sales for the six months ended September 30, 2007 was $4,856,595 compared with $4,009,103 for the six months ended September 30, 2006. The increase in cost of sales was primarily caused by an increase in sales volume. The increase in production volume has resulted in slightly lower overhead on a per unit basis.

Unit volume and unit costs comparatives for the three months and six months ended September 30, 2006 and 2007 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended September 30,
	2006			2007
	Unit volume	Unit costs	Overall increase /(decrease)	Unit volume	Unit costs	Overall increase /(decrease)
Shining Essence Capsules	4%	-4%	-%	44%	4%	50%
Shining Signal Capsules	143%	-4%	133%	23%	-27%	-10%
Shining Golden Shield Capsules	17%	-8%	8%	109%	-40%	25%
Shining Energy Capsules	75%	9%	91%	63%	-25%	22%
Miscellaneous	100	N/A	100	100%	N/A	100%

	Percentages increase (decrease) from the prior year
	Six months ended September 30,
	2006			2007
	Unit volume	Unit costs	Overall increase /(decrease)	Unit volume	Unit costs	Overall increase /(decrease)
Shining Essence Capsules	34%	-5%	27%	18%	-2%	15%
Shining Signal Capsules	167%	-10%	140%	1%	-17%	-16%
Shining Golden Shield Capsules	38%	-8%	27%	81%	-20%	45%
Shining Energy Capsules	100%	4%	108%	56%	-4%	50%
Miscellaneous	100	N/A	100	2205%	101	2228%

Gross profit

Gross profit for the three and six months ended September 30, 2007 were $5,979,360 and $12,843,721, respectively, representing a growth of 57% and 36% as compared to the corresponding periods of last year. The increase in gross profit was primarily due to an increase in sales volume. Our products are sold at a premium at our own Shining stores. The average gross profit percentages increased as a result of increases in sales through our own Shining stores.

The average gross profit percentage for all of our products for the three months and six months ended September 30, 2006 and 2007 is summarized below:

	Three months ended September30,		Six months ended September 30,
	2006	2007	2006	2007

Average for all products	69.81%	73.05%	70.24%	72.56%

Selling expenses

Selling expenses were $1,926,756 or 23.54% of net sales for the quarter ended September 30, 2007 compared with $952,454 or 17.42% of net sales for the quarter ended September 30, 2006. This increase in selling expenses was primarily caused by the gradual roll out of retail stores. As of September 30, 2007, we had a total of 22 retails stores in operation (as of September 30, 2006 -5 retails stores).

General and administrative expenses

General and administrative expenses were $1,087,053 or13.28% of net sales for the quarter ended September 30, 2007 compared with $384,734 or 7.04% of net sales for the quarter ended September 30, 2006. The increase of $702,319 was primarily due to additional research costs of $305,016, related to the development and launch of new products, and sponsorship fee of $110,611, for diary industry and health care products’ conferences in Shanghai.

Provision for income taxes

Provision for income taxes for the three months and six months ended September 30, 2006 and 2007 comprised the following items:

	Three months ended September30,		Six months ended September 30,
	2006	2007	2006	2007
Income taxes	$407,933	$463,902	$1,122,764	$1,223,007
Surcharge at 0.5% per day on accrued taxes	524,158	518,787	934,038	1,022,638
Total provision for income	$932,091	$982,689	$2,056,802	$2,245,645

The increase in income taxes for the three months ended September 30, 2007 was due to higher income before taxes which increased 3.5%. The tax surcharge was accrued for unpaid taxes relating to calendar years prior to 2005.

Our principal operations are in China. Business enterprises established in China are subject to income taxes and value added taxes under Chinese tax laws and regulations unless they have exemptions. We have made regular tax payments to the Chinese tax authorities since 2005. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities regarding the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future.  Accordingly, our financial statements contain full provisions for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future.

According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 times the taxes payable) to $49 million (if calculated based on five times the amount of taxes payable) as of June 30, 2007. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges in its financial statements until the matter is fully resolved. However, the Group has not reserved for any associated penalties as management believes that the probability of penalties being assessed is low because the Group has timely paid all taxes due and has informed the tax authorities of the matter.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For the three months and six months ended September 30, 2006 and 2007, we had only one reporting segment--the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers, and no single customer accounted for 10% or more of our total sales.

Liquidity and Capital Resources

We had cash of $35.22 million and working capital of $23.48 million as of September 30, 2007. Cash generated from operations was $11.19 million in the quarter ended September 30, 2007. The increase in cash generated from operations was mainly due to a decrease in accounts receivable by $5.99 million.

Our business is not capital or labor intensive. Typically, 60% of our sales take place in the second half of our fiscal year because many of our customers purchase our products to give as gifts during the Chinese festivals that occur during this time of the year. While it is still too early to tell, we expect that our bulk additive sales will not be as seasonal because the bulk products are purchased by food manufacturers consistently throughout the year. Since our customers have historically been large distributors with which we have done business for a number of years, our cash flows from our existing business have been, and we expect them to be, fairly reliable.

We had capital expenditures totaling $4 million in the six months ended September 30, 2007, primarily on improvements to production and research facilities. Our current facility commenced operations in 2000. To meet anticipated increases in sales volume in the near future, we are increasing the capacity of our current production facility. We have started our plan to construct a new plant with an overall project size of $30 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $18 million, $16 million of which is expected to be paid by the third quarter of fiscal year 2008 and the balance by the end of fiscal year 2008. Phase 2 of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility.

We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we opened our first pilot store in Shanghai in March 2006 and intend to open over 300 stores over the next two years at an anticipated cost of approximately $11 million, which comprise mainly store fit out costs, rental deposits and working capital. In preparation for the opening of our retail stores, we have repackaged a number of our existing products for sale in our stores, and have introduced several new products which are available exclusively in our stores. The costs of repackaging the existing products and releasing the new products are minimal and have been included in our cost of sales and selling and administrative expenses. We intend to continue to develop new products to strengthen our product pipeline and add to our retail store offerings. As our development costs mainly comprise staff costs, we do not expect that such costs will be significant.

We did not have any changes related to financing activities for the quarters ended September 30, 2006 and 2007.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months and six months ended September 30, 2006 and 2007.

Seasonality

Typically, 60% of our sales take place in the second half of our fiscal year because many of our customers purchase our products to give as gifts during the Chinese festivals that occur during this time of the year. While it is still too early to tell, we expect that our bulk additive sales will not be seasonal in nature because the bulk products are purchased by food manufacturers consistently throughout the year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Research and Development Expenditures

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research to develop products that address specific health problems using our core technology and Chinese medicine to create genetically engineered drugs and drug delivery solutions and expand our product line. We incurred research and development costs of approximately $40,096 and $387,431 in the three months ended September 30, 2006 and 2007, respectively. This increase was related to the development and launch of new products.

Critical Accounting Policies

This MD&A discusses our consolidated financial statements for the three months and six months ended September 30, 2006 and 2007. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We have not experienced situations causing us to caste doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $8,654,511 as of September 30, 2007, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form-10QSB and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of September 30, 2007. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges in its financial statements until the matter is fully resolved. However, the Group has not reserved for any associated penalties as management believes that the probability of penalties being assessed is low because the Group has timely paid all taxes due and has informed the tax authorities of the matter.

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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA-BIOTICS, INC. (Registrant)

Date: November 13, 2007	/s/ Li Chi Yuen
Li Chi Yuen, Chief Financial Officer