Form 10KSB/A
period 2007-03-31
CHINA-BIOTICS, INC
filed 2007-11-21
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $73,241,979 as of November 14, 2007.

The number of shares outstanding of registrant's common stock as of November 20, 2007 was 17,080,000.

Transitional Small Business Disclosure Format (check one): YES ☐    NO ☑

Explanatory Note:

China-Biotics, Inc. (the “Company”) filed its Annual Report on Form 10-KSB for the year ended March 31, 2007 on June 21, 2007. The Company is filing this Form 10-KSB/A in response to comments we received from the Staff of the Securities and Exchange Commission.

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

SGI was incorporated in the British Virgin Islands on February 13, 2004. SGI’s original shareholders were Mr. Song Jinan, Ms. Yan Li, Mr. Huang Weida and Ms. Yan Yihong (the “Original SGI Shareholders”). Ms. Kwok Kin Kwok became the sole shareholder of SGI on March 11, 2005 when she purchased 1000 shares of SGI (100% of the outstanding shares of SGI) from the Original SGI Shareholders. The SGI shares were sold to Ms. Kwok in order to comply with Chinese government regulation and to facilitate the future listing of China-Biotics stock outside of China. The temporary transfer of stock to a third party in this manner is a common practice in China.

Until August 2005, the Original SGI Shareholders owned 99.5% of the outstanding stock of Shanghai Shining Biotechnology Co. Ltd. (“Shining”), with Shanghai Shengyuan Property Co., Ltd. (“Shengyuan”) owning the remaining 0.5% of the Shining equity. Shengyuan became a shareholder of Shining in 2002 when Shining became a joint stock limited company in order to comply with a Chinese law requiring that joint stock limited companies have a minimum of five shareholders.

On August 11, 2005, SGI entered into an agreement to acquire 100% of the outstanding Shining shares from the Original SGI Shareholders and Shengyuan in exchange for a total cash consideration of $2.27 million (RMB 18.35 million). Under the terms of this agreement, SGI agreed to make full payment of the consideration within three months after the transaction was approved by the relevant government authorities in the People’s Republic of China. On August 19, 2005, the transaction was approved by the Economic and Trade Bureau of the Pudong New District, Shanghai, People’s Republic of China and in October 2005, SGI made full payment of $2.27 million to the Original SGI Shareholders. In December 2005, SGI’s acquisition of Shining was consummated when a revised business license was issued to Shining as a Wholly Owned Foreign Corporation, signifying the formal recognition of SGI as Shining’s sole shareholder by the Chinese government authorities.

Also on August 11, 2005, SGI and the Original SGI Shareholders entered into a supplemental agreement granting the Original SGI Shareholders the option to purchase an aggregate of 9,000 share of SGI for $1.00 per share. No consideration was paid by the Original SGI Shareholders in exchange for the option. On October 25, 2005, the Original SGI Shareholders exercised the option and purchased 9,000 shares of SGI for an aggregate of $9,000. After exercise of the option, the Original SGI Shareholders owned 9,000 shares of SGI (90% of the outstanding SGI equity) and Ms. Kwok owned 1,000 shares of SGI (10% of the outstanding SGI equity).

In the share exchange, the Original SGI Shareholders exchanged their 9,000 SGI shares for 10,067,400 shares of Company common stock, which represented 63% of the total of 15,980,000 shares received by all SGI shareholders in this transaction. Ms. Kwok’s shares of SGI stock were exchanged for 1,118,600 shares of Company common stock issued in the name of Bright Treasure Group Ltd., an entity that is beneficially-owned by Ms. Kwok.

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

OHSAS 18001. We obtained OHSAS 18001:1999 certification from TÜV Hong Kong Ltd in respect of our production process for our Shining Essence product, which expires in June 2009. According to BSI Management Systems - Asia, Occupational Health and Safety Assessment Series specification relates to an entity’s occupational health and safety management systems that enable organizations to control its occupational health and safety risks and improve its performance. It does not state specific occupational health and safety performance criteria, nor does it give detailed specifications for the design of a management system. OHSAS 18001 is an assessment specification developed in response to the need for companies to meet their health and safety obligations in an efficient manner.

HACCP. We obtained HACCP DS 3027 E:1997 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product, which expires in July 2009. The term “HACCP” stands for Hazard Analysis Critical Control Point. The HACCP DS 3027 E:1997 standard was developed to ensure food safety among food manufacturers and their suppliers in Denmark.

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

Demands for functional food products are expected to grow significantly. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and dietary supplements to increase. We believe that the demand for functional foods and dietary supplements will be bolstered by the stated commitment of the Chinese government to reduce the use of antibiotics and promote the use of probiotics and other preventative measures.

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

Bulk market

We believe we are poised to achieve first-mover advantage into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production in the first half of 2008. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per year, will cost $18 million, $16 million of which is expected to be paid in the third quarter of fiscal year 2008 and the balance by the end of fiscal year 2008. Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility, and may increase the overall project costs to an estimated $30 million. The construction cost of the plant will be funded by cash at hand and ongoing cash inflow from operations. Management believes that there are currently no manufacturers capable of providing probiotics to be used as additives in China. Most probiotics used for the manufacture of yogurt, milk powder products and food preservatives are currently imported. However, we believe imported probiotics are significantly more expensive and are of lower quality as most bacteria die during transport. In addition to the existing demands for probiotics, according to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics must be added to baby milk powders produced in China. Management believes that when completed, this new production plant may be the only probiotics plant in China that will be able to meet the demands for the domestic bulk additive market. The relevant regulations will be announced later.

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

We are in the planning stage of the construction of a bulk manufacturing facility that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year based on market demand. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 ton probiotics per annum, will cost $18 million, $16 million of which is expected to be paid in the third quarter of fiscal year 2008 and the balance by the end of fiscal year 2008. Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility, and may increase the overall project costs to an estimated $30 million. The construction cost of the plant will be funded by cash at hand and ongoing cash inflow from operations. On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we will construct this plant. The agreement provides for the payment of leasing fees of approximately $2 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. Payment of $2,100,828 will be due immediately before the issuance of approval documents regarding the land by the Qingpu People’s Republic Government. We are in the process of applying for the necessary approval documents and our management believes that we may obtain the approval documents by the end of the third quarter of fiscal year 2008. If we fail to timely make this payment, we may be subject to monetary penalties, and the other party will have the right to terminate the agreement if it has not received payment within 30 days of such payment becoming due.

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

We intend to expand our operations into the bulk additive business through the supply of high quality probiotics to be used as additives in dairy products to manufacturers in China. We plan to construct a new production plant with a 150-ton capacity which can accommodate our new bulk additive business. This will expose us to many risks, including the following:

▪	there may not be sufficient market demand for bulk probiotics additives or our products in particular;

▪	we may experience delays and cost overruns during construction of our new facility which may result in losses; and

▪	we may experience substantial start up losses when the plant is first commissioned.

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

We face potential tax exposure.

Our principal operations are in China. Business enterprises established in China are subject to income taxes and value added taxes under Chinese tax laws and regulations unless they have exemptions. In January 2006, we made tax payments to the Chinese tax authorities for 2005 and have made regular tax payments to the Chinese tax authorities for subsequent periods. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future.  Accordingly, our financial statements contain full provisions for all applicable tax liabilities (other than potential tax penalties), plus surcharge, for all prior calendar years for such taxes. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future.

According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.88 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2006 and 2007. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges in its financial statements until the matter is fully resolved. However, the group has not reserved for any associated penalties.

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

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through:

▪
The introduction of bulk additives products.  We believe we are poised to achieve first-mover advantage into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production in the first half of 2008 and which we believe will start to make significant contribution to our earnings in 2008. Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum, is expected to cost $18 million, $16 million of which is expected to be paid in the third quarter of fiscal year 2008 and the balance by the end of fiscal year 2008. Subsequent phases of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility, and may increase the overall project costs to an estimated $30 million. The construction cost of the plant will be funded by cash at hand and cash inflow from operations. On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we will construct this plant. The agreement provides for the payment of leasing fees of approximately $2 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. Payment of $2,100,828 will be due immediately before the issuance of approval documents regarding the land by the Qingpu People’s Republic Government. We are in the process of applying for the necessary approval documents and our management believes that we may obtain the approval documents by the end of third quarter 2007. If we fail to timely make this payment, we may be subject to monetary penalties, and the other party will have the right to terminate the agreement if it has not received payment within 30 days of such payment becoming due.

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

Our principal operations are in China and we are subject to income taxes and value added taxes under Chinese tax laws and regulations unless there are exemptions. In January 2006, we made tax payments to the Chinese tax authorities for 2005 and have made regular tax payments to the Chinese tax authorities for subsequent periods. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future. We have made full provisions in our financial statements for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future. According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges in its financial statements until the matter is fully resolved. However, the Group has not reserved for any associated penalties as management believes that the probability of penalties being assessed is low because the Group has timely paid all taxes due and has informed the Chinese tax authorities of the matter.

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

Our results for 2006 and 2007 are summarized below:

	Years ended March 31, 2006		Years ended March 31, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$21,862,385	100.00%	$30,609,941	100.00%
Cost of sales	(6,445,148)	29.48%	(8,910,633)	29.11%
Gross profit	$15,417,237	70.52%	$21,699,308	70.89%
Operating expenses:
Selling expenses	$(2,434,448)	11.14%	$(4,502,687)	14.71%
General and administrative expenses	(797,232)	3.65%	(2,265,220)	7.40%
Total operating expenses	$(3,231,680)	14.78%	$(6,767,907)	22.11%
Income from operations	$12,185,557	55.74%	$14,931,401	48.78%
Other income and expenses:
Other income	$69,041	0.32%	$223,401	0.73%
Other expenses	(89)	0.00%	(62,948)	0.21%
Total other income (expenses)	$68,952	0.32%	$160,453	0.52%
Income before taxes	$12,254,509	56.05%	$15,091,854	49.30%
Provision for income taxes	(3,900,541)	17.84%	(4,186,868)	13.68%
Net income	$8,353,968	38.21%	$10,904,986	35.62%

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

Provision for income taxes

Provision for income taxes was $4,186,868 and $3,900,541 for the fiscal year ended March 31, 2007 and 2006, respectively. The increase of $286,327 was due to a $469,958 increase in income taxes and a $183,631 decrease in tax surcharge. The increase in income taxes was due to higher income before taxes, which increased 23.1%. The decrease in tax surcharge was because the taxes due for 2005 were paid in January 2006.

Our principal operations are in China. Business enterprises established in China are subject to income taxes and value added taxes under Chinese tax laws and regulations unless they have exemptions. We have made tax payments to the Chinese tax authorities since 2005. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future.  Accordingly, our financial statements contain full provisions for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future. According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2006 and 2007. No provision for the potential tax penalties has been made in our financial statements as management believes that the probability of penalties being assessed is low because the Group has timely paid all taxes due and has informed the Chinese tax authorities of the matter.

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

Seasonality

Typically, 60% of our sales take place in the second half of the fiscal year because many of our customers purchase our products to give as gifts during the Chinese festivals that occur during this time of the year. While it is still too early to tell, we expect that our bulk additive sales will not be seasonal in nature because the bulk products are purchased by food manufacturers consistently over the year.

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

Use of estimates as applied to potential penalties for the late payment of taxes

In January 2006, we made tax payments to the Chinese tax authorities for 2005 and have made regular tax payments to the Chinese tax authorities for subsequent periods. We believe that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future. Accordingly, our financial statements contain full provisions for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future.

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2006 and 2007. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges in its financial statements until the matter is fully resolved. However, the group has not reserved for any associated penalties as management believes that the probability of penalties being assessed is low because the Group has timely paid all taxes due and has informed the Chinese tax authorities of the matter.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2006 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of
China-Biotics, Inc.

We have audited the accompanying balance sheets of China-Biotics, Inc. as of March 31, 2006 and 2007 and the related statements of operations, shareholders’ equity and cash flows for the years ended March 31, 2006 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. The audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China-Biotics, Inc. as of March 31, 2006 and 2007 and the results of its operations and cash flows for the years ended March 31, 2006 and 2007, in conformity with generally accepted accounting principles in the United States of America.

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

SGI was incorporated in the British Virgin Islands on February 13, 2004. SGI’s original shareholders were Mr. Song Jinan, Ms. Yan Li, Mr. Huang Weida and Ms. Yan Yihong (the “Original SGI Shareholders”). Ms. Kwok Kin Kwok became the sole shareholder of SGI on March 11, 2005 when she purchased 1000 shares of SGI (100% of the outstanding shares of SGI) from the Original SGI Shareholders. The SGI shares were sold to Ms. Kwok in order to comply with Chinese government regulation and to facilitate the future listing of China-Biotics stock outside of China. The temporary transfer of stock to a third party in this manner is a common practice in China.

Until August 2005, the Original SGI Shareholders owned 99.5% of the outstanding stock of Shanghai Shining Biotechnology Co. Ltd. (“Shining”), with Shanghai Shengyuan Property Co., Ltd. (“Shengyuan”) owning the remaining 0.5% of the Shining equity. Shengyuan became a shareholder of Shining in 2002 when Shining became a joint stock limited company in order to comply with a Chinese law requiring that joint stock limited companies have a minimum of five shareholders.

On August 11, 2005, SGI entered into an agreement to acquire 100% of the outstanding Shining shares from the Original SGI Shareholders and Shengyuan in exchange for a total cash consideration of $2.27 million (RMB 18.35 million). Under the terms of this agreement, SGI agreed to make full payment of the consideration within three months after the transaction was approved by the relevant government authorities in the People’s Republic of China. On August 19, 2005, the transaction was approved by the Economic and Trade Bureau of the Pudong New District, Shanghai, People’s Republic of China and in October 2005, SGI made full payment of $2.27 million to the Original SGI Shareholders. In December 2005, SGI’s acquisition of Shining was consummated when a revised business license was issued to Shining as a Wholly Owned Foreign Corporation, signifying the formal recognition of SGI as Shining’s sole shareholder by the Chinese government authorities.

Also on August 11, 2005, SGI and the Original SGI Shareholders entered into a supplemental agreement granting the Original SGI Shareholders the option to purchase an aggregate of 9,000 share of SGI for $1.00 per share. No consideration was paid by the Original SGI Shareholders in exchange for the option. On October 25, 2005, the Original SGI Shareholders exercised the option and purchased 9,000 shares of SGI for an aggregate of $9,000. After exercise of the option, the Original SGI Shareholders owned 9,000 shares of SGI (90% of the outstanding SGI equity) and Ms. Kwok owned 1,000 shares of SGI (10% of the outstanding SGI equity).

In the share exchange, the Original SGI Shareholders exchanged their 9,000 SGI shares for 10,067,400 shares of Company common stock, which represented 63% of the total of 15,980,000 shares received by all SGI shareholders in this transaction. Ms. Kwok’s shares of SGI stock were exchanged for 1,118,600 shares of Company common stock issued in the name of Bright Treasure Group Ltd., an entity that is beneficially-owned by Ms. Kwok.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

18.   INCOME TAXES (continued)

The Group has its principal operations in the People’s Republic of China (“PRC”). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group’s management that its PRC operations were exempted from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. In January 2006, management of the Group’s PRC operations took the initiative to make tax payments to the PRC tax authorities for the calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior fiscal years were reflected in the Group’s financial statements. According to PRC tax regulations, the Group’s outstanding tax payables for calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of March 31, 2006 and 2007. No provision for the potential tax penalties has been made in the Group’s financial statements as management believes that the probability of penalties being assessed is low because the Group has timely paid all taxes due and has informed the Chinese tax authorities of the matter.

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

AUDITED PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

As disclosed in our audited financial statements for the years ended March 31, 2006 and 2007 included in this Form SB-2, we entered into and completed a share exchange with Sinosmart Group Inc. (“SGI”) and the shareholders of SGI in March 2006, and at the closing of the share exchange, SGI became our wholly-owned subsidiary. Immediately after the share exchange and related transactions described elsewhere in this prospectus, the former SGI shareholders and their designees collectively owned 98.7% of our common stock. Also disclosed in these audited financial statements was that this share exchange has been accounted for in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). The share exchange was treated as a recapitalization of SGI, accompanied by a reverse acquisition of the Company with SGI as the accounting acquirer. Under the accounting for reverse acquisition, a distinction is made between the legal acquirer and the accounting acquirer. The legal acquirer is the entity which issues new shares to acquire a majority equity interest in another legal entity. The entity being acquired is a subsidiary of the legal acquirer legally. The legal aspect of the transactionis disregarded and the entity being acquirer legally is treated as the accounting acquirer with the following accounting treatments and financial statement presentations:

(a) the historical financial statements of the accounting acquirer prior to the date the reverse acquisition is completed (the “completion date”) become those of the legal acquirer;

(b) the shares issued by the legal acquirer in connection with the reverse acquisition are treated as the historical issued shares of theaccounting acquirer, and the accounting acquirer’s historical paid-in capital is restated, after giving effect to any difference in par value ofthe shares of the legal acquirer and the accounting acquirer’s its historical financial statements (i.e. a recapitalization”);

(c) the legal acquirer’s shares in issue immediately prior to the completion of the reverse acquisition are treated as if they were issued inexchange for the legal acquirer’s net assets or net liabilities as of the completion date; and

(d) the operating results of the legal acquirer and the accounting acquirer are consolidated with effect from the completion date.

Applying the accounting principles and methods for reverse acquisition as described above, our management determined that our Company was the legal acquirer and SGI was the accounting acquirer in the share exchange. For purpose of presenting the parent company’s financial position as of March 31, 2006 and March 31, 2007 in this section, we have presented the financial information of the Company, the legal acquirer in the share exchange, as of these dates.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of
China-Biotics, Inc.

The audits referred to in our report dated June 15, 2007 relate to the consolidated financial statements of China-Biotics, Inc., included elsewhere in this Form SB-2 and the audit of the financial statement schedule I, Condensed Parent Company Financial Statements. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO McCabe Lo Limited

Hong Kong, June 15, 2007

CHINA-BIOTICS, INC.
SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS
(Amounts expressed in US Dollars)

	March 31, 2006	March 31, 2007

ASSETS

Investment in immediate subsidiary - Sinosmart Group Inc.	$7,265,312	$18,838,307
Amount due from immediate subsidiary - Sinosmart Group Inc.	5,071,700	5,071,700

Total assets	$12,337,012	$23,910,007

LIABILITIES AND SHAREHOLDERS’ EQUITY

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock	$1,708	$1,708
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	1,379,914	12,284,900
Accumulated other comprehensive income	66,565	734,574
Capital and statutory reserves	3,025,794	3,025,794

Total stockholders’ equity	$12,337,012	$23,910,007

Total liabilities and stockholders’ equity	$12,337,012	$23,910,007

The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Year ended March 31,
	2006	2007
Other income
Equity in earnings of subsidiary	$8,353,968	$10,904,986

Earnings per share:
Basic and diluted	$4.90	$0.64

Weighted average shares outstanding
Basic and diluted	1,705,242	17,080,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Year ended March 31,
	2006	2007

Cash flow from operating activities:
Net income	$8,353,968	$10,904,986
Adjustment for:
Non cash for income from equity in earnings of subsidiary	(8,353,968)	(10,904,986)

Net cash used in operating activities	$-	$-

Net increase in cash and cash equivalents balances	$-	$-

Cash and cash equivalents balances at beginning of year	-	-

Cash and cash equivalents balances at end of year	$-	$-

Noncash transaction:

Sinosmart Group Inc., received sales proceeds, on issuance of new shares, of $5,076,700 on behalf of the Company.

The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS

1	These condensed parent company only financial statements should be read in connection with the consolidated financial statements and notes thereto.

2	Summary of significant accounting policies

Investment in subsidiary

The Company accounts for its investment under the equity method of accounting. Contributions to or from Sinosmart Group Inc. are included within the investment in subsidiary.

3	Dividends

No cash dividends were received from Sinosmart Group Inc. in fiscal years 2006 and 2007.

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

Dr. Chin Ji Wei, Dr. Wen Win and Mr. Simon Yick are independent directors under the independence definitions established by the American Stock Exchange.

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

(2)
Mr. Song became our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary as of March 22, 2006. All periods prior to that time included in the table above related to Mr. Song’s salary as the principal executive officer of SGI. On November 13, 2006 Mr. Song resigned from the office of Chief Financial Officer, and appointed Mr. Raymond Li to serve as the Chief Financial Officer. Mr. Li's compensation as the Chief Financial Officer from November 13, 2006 to March 31, 2007 was less than $100,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2007, including shares which the listed beneficial owner has the right to acquire within 60 days from such date from options, warrants, rights, conversion privileges or similar obligations, by:

▪	each holder of more than 5% of our common stock;

▪	each of our executive officers and directors; and

▪	our executive officers and directors as a group.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

▪
SGI’s original shareholders were Mr. Song Jinan, Ms. Yan Li, Mr. Huang Weida and Ms. Yan Yihong (the “Original SGI Shareholders”). Ms. Kwok Kin Kwok became the sole shareholder of SGI on March 11, 2005 when she purchased 1000 shares of SGI (100% of the outstanding shares of SGI) from the Original SGI Shareholders. The SGI shares were sold to Ms. Kwok in order to comply with Chinese government regulation and to facilitate the future listing of China-Biotics stock outside of China. The temporary transfer of stock to a third party in this manner is a common practice in China.

▪
Until August 2005, the Original SGI Shareholders owned 99.5% of the outstanding stock of Shanghai Shining Biotechnology Co. Ltd. (“Shining”), with Shanghai Shengyuan Property Co., Ltd. (“Shengyuan”) owning the remaining 0.5% of the Shining equity. Shengyuan became a shareholder of Shining in 2002 when Shining became a joint stock limited company in order to comply with a Chinese law requiring that joint stock limited companies have a minimum of five shareholders.

▪
On August 11, 2005, SGI entered into an agreement to acquire 100% of the outstanding Shining shares from the Original SGI Shareholders and Shengyuan in exchange for a total cash consideration of $2.27 million (RMB 18.35 million). Under the terms of this agreement, SGI agreed to make full payment of the consideration within three months after the transaction was approved by the relevant government authorities in the People’s Republic of China. On August 19, 2005, the transaction was approved by the Economic and Trade Bureau of the Pudong New District, Shanghai, People’s Republic of China and in October 2005, SGI made full payment of $2.27 million to the Original SGI Shareholders. In December 2005, SGI’s acquisition of Shining was consummated when a revised business license was issued to Shining as a Wholly Owned Foreign Corporation, signifying the formal recognition of SGI as Shining’s sole shareholder by the Chinese government authorities.

▪
Also on August 11, 2005, SGI and the Original SGI Shareholders entered into a supplemental agreement granting the Original SGI Shareholders the option to purchase an aggregate of 9,000 share of SGI for $1.00 per share. No consideration was paid by the Original SGI Shareholders in exchange for the option. On October 25, 2005, the Original SGI Shareholders exercised the option and purchased 9,000 shares of SGI for an aggregate of $9,000. After exercise of the option, the Original SGI Shareholders owned 9,000 shares of SGI (90% of the outstanding SGI equity) and Ms. Kwok owned 1,000 shares of SGI (10% of the outstanding SGI equity).

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is a summary of the fees we paid our principal auditor for professional services rendered for the years ended March 31, 2007 and 2006 and, with respect to the financial statements of Otish Resources, for the year ended August 31, 2005. All of the audit fees were approved by the board of directors acting as the company's audit committee.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2007.

CHINA-BIOTICS, INC.

By:	/s/ Song Jinan
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer)