Form 10QSB
period 2007-12-31
CHINA-BIOTICS, INC
filed 2008-02-12
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
☐ Yes  ☒ No

As of December 31, 2007, 17,080,000 shares of the Issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  ☐ Yes  ☒ No

		Page
Part I - Financial Information
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS	14
ITEM 3.	CONTROLS AND PROCEDURES	25
Part II - Other Information
ITEM 1.	LEGAL PROCEEDINGS	26
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS	26
SIGNATURES		27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	March 31,	December 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$26,992,025	$59,081,727
Accounts receivable	14,309,818	12,590,434
Deposit Paid	216,236	228,925
Inventories	203,054	757,451
Prepayment	176,094	1,840,407

Total current assets	$41,897,227	$74,498,944
Plant and equipment, net	2,682,617	10,821,963
Total assets	$44,579,844	$85,320,907
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,523,471	$2,454,718
Tax payables	18,019,721	21,179,720
Other payables and accruals	1,126,645	1,254,370
Total current liabilities	$20,669,837	$24,888,808
Non-current liabilities
Convertible Note, at fair value	-	23,175,000
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.0001, 100,000,000 shares authorized, 17,080,000 shares issued and outstanding	1,708	1,708
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	12,284,900	21,839,015
Accumulated other comprehensive income	734,574	2,702,551
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders' equity	$23,910,007	$35,432,099
Total liabilities and stockholders' equity	$44,579,844	$85,320,907

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
Net sales	$8,763,150	$11,931,306	$22,233,151	$29,266,801
Cost of sales	(2,510,544)	(3,183,056)	(6,519,647)	(8,039,651)
Gross profit	$6,252,606	$8,748,250	$15,713,504	$21,227,150
Operating expenses:
Selling expenses	$(1,044,175)	$(1,752,637)	$(3,266,162)	$(4,630,916)
General and administrative expenses	(584,020)	(1,258,927)	(1,374,744)	(3,155,544)
Total operating expenses	$(1,628,195)	$(3,011,564)	$(4,640,906)	$(7,786,460)
Income from operations	$4,624,411	$5,736,686	$11,072,598	$13,440,690
Other income and expenses:
Other income	$37,864	$118,064	$142,242	$190,006
Other expenses	(50,731)	(384,212)	(89,476)	(404,147)
Total other income (expenses)	$(12,867)	$(266,148)	$52,766	$(214,141)
Income before taxes	$4,611,544	$5,470,538	$11,125,364	$13,226,549
Provision for income taxes	(1,009,310)	(1,426,789)	(3,066,112)	(3,672,434)
Net income	$3,602,234	$4,043,749	$8,059,252	$9,554,115

Earnings per share:
Basic	$0.21	$0.24	$0.47	$0.56
Diluted	$0.21	$0.23	$0.47	$0.55

Weighted average shares outstanding
Basic	17,080,000	17,080,000	17,080,000	17,080,000
Diluted	17,080,000	17,555,543	17,080,000	17,239,090

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in US Dollars)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Capital & Statutory
	Shares	Amount	Capital	Earnings	Income	Reserves	Total
Balance- March 31, 2007 (audited)	17,080,000	$1,708	$7,863,031	$12,284,900	$734,574	$3,025,794	$23,910,007
Comprehensive income:
Net income	-	-	-	9,554,115	-	-	9,554,115
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	-	-	-	1,967,977	-	1,967,977
Total comprehensive income							11,522,092

Balance- December 31, 2007	17,080,000	$1,708	$7,863,031	$21,839,015	$2,702,551	$3,025,794	$35,432,099

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)
	Nine months ended December 31,
	2006	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$8,059,252	$9,554,115
Adjustment for:
Depreciation	354,768	625,357
Gain on disposal of plant and equipment	(14,793)	-
(Increase)/Decrease in restricted cash	131,131	-
(Increase)/Decrease in accounts receivable	(3,392,961)	2,360,417
(Increase)/Decrease in other receivables	2,732	-
(Increase)/Decrease in inventories	(67,922)	(526,663)
(Increase)/Decrease in prepayments	(349,604)	(1,596,989)
Increase/(Decrease) in accounts payable	(89,781)	812,003
Increase/(Decrease) in income tax, surcharge tax and dividends withholding tax	2,056,802	1,754,188
Increase/(Decrease) in other payables and accruals, and value added tax payable	(798,894)	329,998
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,890,730	$13,312,426
CASH FLOWS FROM INVESTING ACTIVITIES
Sales proceeds from disposal of plant and equipment	14,793	-

Additions of fixed assets	(1,327,488)	(8,398,701)
NET CASH USED IN INVESTING ACTIVITIES	$(1,312,695)	$(8,398,701)
CASH FLOWS FROM FINANCING ACTIVITIES
Issue of convertible notes	-	25,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$25,000,000
Effect of exchange rate changes on cash	$531,950	$2,175,977
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$5,109,985	$32,089,702
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	19,840,812	26,992,025
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$24,950,797	$59,081,727

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

(a)
The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2007 includes the accounts of SGI, Shining, Growing State Limited (“GSL”), Growing Bioengineering (Shanghai) Co. Limited (“GBS”) and our company.

(b)
The Unaudited Condensed Consolidated Statements of Operations for the nine months ended December 31, 2007 and 2006 reflect the following: (i) result of operations of SGI, Shining, GSL and our company from April 1, 2006 to December 31, 2006 and (ii) result of operations of SGI, Shining, GSL, GBS and our company from April 1, 2007 to December 31, 2007. The earnings per share as shown on the Unaudited Condensed Consolidated Statements of Operations were computed based on the weighted average number of shares of our outstanding common stock after giving effect to the recapitalization and reverse acquisition accounting treatment as set out in Note 1 to our audited financial statements for fiscal year ended March 31, 2007.

(c)
The Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity and the Unaudited Condensed Consolidated Statements of Cash Flow for the nine months ended December 31, 2007 include the accounts of SGI, Shining, GSL, GBS and our company.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

2. WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK

Basic earnings per share is computed by dividing the net income for each reporting period by the weighted average number of outstanding common stock for the same reporting period. The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable. The weighted average number of outstanding shares of common stock is determined by relating the portion of time within a reporting period that a particular number of shares of common stock has been outstanding to the total time in that period.

Detailed computations are set out as follows:

	Date of issue or purchase (as-if basis for the Company's	No. of SGI	No. of the Company's common stock (Restated for recapitalization	No. of days outstanding Three months ended December 31,		Weighted average number of outstanding common stock Three months ended December 31,
	common stock)	ordinary shares	Of SGI)	2006	2007	2006	2007
Number of days in reporting period				92	92
Basic average common stock outstanding reverse acquisition			17,080,000	92	92	17,080,000	17,080,000
Convertible note issued in exchange of common stock acquisition	12/11/2007		475,543	-	21	-	475,543
Diluted average common stock outstanding			17,555,543			17,080,000	17,555,5430

	Date of issue or purchase (as-if basis for the Company's common stock)	No. of SGI ordinary shares	No. of the Company's common stock (Restated for recapitalization of SGI)	No. of days outstanding Nine months ended December 31,		Weighted average number of outstanding common stock Nine months ended December 31,
				2006	2007	2006	2007
Number of days in reporting period				275	275
Basic average common stock outstanding		1	17,080,000)	275	275	17,080,000	17,080,000
Convertible note issued in exchange of common stock	12/11/2007		159,090	-	21	-	159,090
Diluted average common stock outstanding			17,239,090			17,080,000	17,239,090

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

As of December 31, 2007, the Group had cash deposits of $59 million placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there are currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months and nine months ended December 31, 2006 and 2007, all of the Group's sales arose in the PRC. In addition, all accounts receivable as at December 31, 2007 also arose in the PRC.

4. ACCOUNTS RECEIVABLE

The Group's accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2007	December 31, 2007
Trade receivables	$14,309,818	$12,590,434
Less : Allowances for doubtful debt	-	-
	$14,309,818	$12,590,434

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

5. INVENTORIES

The Group's inventories as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2007	December 31, 2007
Raw materials	$165,337	$399,365
Work-in-progress	12,385	57,460
Finished goods	25,332	300,626
	$203,054	$757,451

6. PLANT AND EQUIPMENT

The Group's plant and equipment as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2007	December 31, 2007
Plant and machinery	$3,486,207	$6,234,008
Office equipment	1,781,637	3,021,380
Motor vehicles	40,793	104,827
Leasehold improvements	577,052	1,049,089
	5,885,689	10,409,304
Less: Accumulated depreciation	(3,203,072)	(4,036,236)
	2,682,617	6,373,068
Construction in progress	-	4,448,895
	$2,682,617	$10,821,963

7. TAX PAYABLES

The Group's tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2007	December 31, 2007
Value added tax and other taxes	$4,688,344	$5,250,705
Income tax	3,338,947	3,752,675
Surcharge tax	6,506,198	8,485,512
Dividends withholding tax	3,486,232	3,690,828
	$18,019,721	$21,179,720

8. COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share. The common stock as of December 31, 2007, as presented in these financial statements, comprises the following:

	March 31, 2007		Changes from April 1, 2007 to December 31, 2007		December 31, 2007
	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001
In issue	41,461,004	$4,146	-	$-	41,461,004	$4,146
Stock held in treasury (Treasury stock)	(24,381,004)	(2,438)	-	-	(24,381,004)	(2,438)
Issued and outstanding	17,080,000	$1,708	-	$-	17,080,000	$1,708

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

The income (loss) generated in the British Virgin Islands and the PRC before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
Income/(Loss) in the British Virgin Islands before income taxes	$(185,242)	$(297,477)	$(427,211)	$(799,436)
Income in the PRC before income taxes	4,796,786	5,768,015	11,552,575	14,025,985
	$4,611,544	$5,470,538	$11,125,364	$13,226,549

There is no income tax for companies domiciled in the British Virgin Islands. Accordingly, our financial statements do not present any income tax provisions or credits related to the British Virgin Islands tax jurisdiction. The provision for income tax relating to the PRC for the periods as presented in these financial statements are summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
Current	$1,009,310	$1,426,789	$3,066,112	$3,672,434
Deferred	-	-	-	-
	$1,009,310	$1,426,789	$3,066,112	$3,672,434

As of December 31, 2007, we had no deferred tax assets and liabilities.

The Group has its principal operations in the PRC in the Shanghai Jinqiao special economic zone and hence enjoys a preferential income tax rate of 15%. From January 1, 2008, the income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. However, the New Corporate Tax Law has not set out the details as to how the existing preferential tax rate will gradually increase to the standard rate of 25%.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
Computed tax at the local PRC statutory rate of 33%	$1,582,946	$1,794,701	$3,812,357	$4,458,440
Non-deductible items	-	127,866	240,669	154,749
Tax concession	(863,425)	(1,048,673)	(2,210,741)	(2,516,287)
Surcharge at 0.5% per day on accrued taxes	289,789	552,895	1,223,827	1,575,532
Total provision for income at effective rate	$1,009,310	$1,426,789	$3,066,112	$3,672,434

The Group has its principal operations in the PRC. Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It had been the belief of the Group's management that its PRC operations were exempt from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities regarding the tax exempt status of its PRC operations. In January 2006, management of the Group's PRC operations took initiative to make tax payments to the PRC tax authorities for the calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior calendar years were reflected in the Group's financial statements. According to PRC tax regulations, the Group may be subject to potential penalties for the late payment of taxes calculated on the basis of 0.5 times to 5 times the amount of taxes, which amounts to $4.9 million to $49 million as of December 31, 2007. The Group has reserved for the paymant of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges in its financial statements until the matter is fully resolved. However, the Group has not reserved for any associated penalties as management believes that the probability of penalties being assessed is low because the Group has timely paid all taxes due and has informed the tax authorities of the matter.

On December 26, 2007, The State Council issued a Circular Guofa [2007] No.39 regarding the transitional preferential policies. The Circular states that:

Foreign Investment Enterprises ("FIEs") which are established in special zones and taxed at 15% under the old tax law will enjoy a 5-year transitions period for increasing from 15% to 25% as follows:
2008:	18%
2009:	20%
2010:	22%
2011:	24%
2012 onwards:	25%

10. CONVERTIBLE NOTES

On December 11, 2007, the Group sold a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010 to Pope Investments II LLC, an affiliate of Pope Investments, LLC, in a private placement. In connection with the sale, the Group entered into an Investment Agreement and a Registration Rights Agreement. In addition, Mr. Song Jinan, the company’s Chief Executive Officer, Chairman, and largest stockholder, entered into a Guaranty Agreement and a Pledge Agreement, pursuant to which Mr. Song agreed to guaranty the company’s obligations under the Note and to secure such guaranty with a pledge of 4,000,000 shares of China-Biotics common stock owned by Mr. Song. The principal amount of the Note is convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date subject to adjustment for subdivision or combination of our common stock and similar events. If the Note is not converted at maturity, the Group will redeem the Note to provide Pope with a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into common stock if the Group achieves a net income of $60 million in fiscal year 2010. Pope Investments II LLC may declare the outstanding principal amount and any accrued but unpaid interest, calculated at a rate of 10% per annum, to be immediately due and payable upon an event of default, including non-payment of obligations under the Note, bankruptcy or insolvency, or failure to perform any covenant set forth in the Note or Investment Agreement. Pursuant to the Investment Agreement the Group has secured payment of our obligations under the Note with a  pledge of 100% of the stock of our subsidiary, SGI, to Pope Investments II LLC.

Net proceeds of the Note are expected to be used to fund the construction of a proposed 150-metric-ton-per-year manufacturing facility and for other capital expenditures.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

11. COMMITMENTS

(a) Operating Leases

The Group leases office space, warehouse facilities and retail shops under non-cancelable operating agreements that expire at various dates through 2007. As of the balance sheet dates as presented in these financial statements, the amount of future minimum lease payment under the above-mentioned operating leases were as follows:

	March 31,	December 31,
	2007	2007
Payable within
the next twelve months	$375,395	$896,748
the next 13th to 24th months	274,792	564,751
the next 25th to 36th months	63,714	227,158
the next 37th to 48th months	-	-
the next 49th to 60th months	-	-
Thereafter	-	-
	$713,901	$1,688,657

(b) Land lease

On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we will construct this plant. The agreement provides for the payment of leasing fees of approximately $2 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. The Qingpu People’s Republic Government issued formal confirmation of the land use right necessary for the plant construction on November 30, 2007. The formal land use right certificate will be issued upon payment of the $2,100,920 leasing fee which is due on or before March 4, 2008. If we fail to timely make this payment, the agreement will be terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Quarterly Report on Form 10-QSB, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operation," contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

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

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the year ended March 31, 2007 and the quarter ended December 31, 2007, substantially all our sales revenue comprised amounts receivable from the distributors for the sale of these products. Typically, 90 to 120 days' credits are given to the distributors.

Our first product, Shining Essence, which was launched in April 2001, remains our best-selling product. Sales of Shining Essence represented approximately 68% and 61% of our total sales for the years ended March 31, 2006 and 2007, respectively, and 62% and 48% for the three months ended December 31, 2006 and 2007, respectively. In addition to Shining Essence, we have successfully created other new products, such as Shining Stomach Protection, Shining Beauty Essence, Shining Sicanel and Shining Bifidus Factor. In September 2007, we created and released our new Shining Probiotics Protein Powder product in the market. As we release new products, the percentage contribution of Shining Essence has decreased. As our products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production.

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

Our management believes that as China becomes more affluent, its citizens are becoming more health conscious. This has led to higher demand for health and functional food such as probiotics and yogurt. In addition, probiotics are increasingly used as additives in the production of infant formula. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China on April 1, 2007, probiotics will need to be added to baby milk powders produced in China. Currently, the probiotics used in China for such purposes are imported. To capitalize on what we believe is a significant opportunity in this area, we have started a plan to construct a plant that will enable us to capture the anticipated demand for food additives. We expect that the new plant will commence production in the fourth quarter of 2008 and start to make contributions to our earnings in the fiscal year ending March 2009. The cost of this plant is expected to be approximately $18 million including working capital for the first phase. Please refer to “The introduction of bulk additives products” below for further information on this new plant.

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

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through:

The introduction of bulk additives products.  We believe we are poised to achieve first-mover advantage in the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production in the fourth quarter of 2008. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum, will cost $18 million, $16 million of which is expected to be paid by the third quarter of calendar year 2008 and the balance in by the end of 2008. Phase 2 of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility. Phase 2 of this project is expected to cost $12 million. The construction cost of Phase 1 of the plant will be funded by cash received from the sale of convertible promissory notes on December 11, 2007. Management believes that when completed, this new production plant may be the only probiotics plant in China that will be able to meet the demands for the domestic bulk additive market.

On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we will construct this plant. The agreement provides for the payment of leasing fees of approximately $2 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. The Qingpu People’s Republic Government issued formal confirmation of the land use right necessary for the plant construction on November 30, 2007. The formal land use right certificate will be issued upon payment of the $2,100,920 leasing fee which is due on or before March 4, 2008. If we fail to timely make this payment, the agreement will be terminated.

The geographical expansion of retail sales through direct sales and traditional sales channels. We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we opened our first pilot store in Shanghai in March 2006 and intend to open over 300 stores over the next two years. We expect that the additional demands from opening new stores will be met initially by increasing production from our existing plant, which currently has the necessary capacity, and in the longer term from our new plant that will have a capacity of 150-300 tons. The initial, 150-ton phase of our new plant is scheduled to commence operations in the fourth quarter of 2008.

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

Our operation is generally not labor-intensive. We employed 266 people as of December 31, 2007. The construction of our new plant and the creation of the new direct sales network will result in significant increases in our number of employees as we expect to add over 1,000 staff and employees over the next two years. We also intend to recruit senior executives to strengthen our management team. However, as wages in China are relatively inexpensive, we expect that labor costs will remain insignificant.

Our principal operations are in China and we are subject to income taxes and value added taxes under Chinese tax laws and regulations unless there are exemptions. We have made regular tax payments to the Chinese tax authorities since 2005. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future. We have made full provisions in our financial statements for all applicable tax liabilities, plus surcharge, for all prior calendar years. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future. According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. The Group has reserved for the paymant of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges in financial statements until the matter is fully resolved. However, the Group has not reserved for any associated penalties as management believes that the probability of penalties being assessed is low because the Group has timely paid all taxes due and has informed the tax authorities of the matter.

Results of Operations

Quarter Ended December 31, 2007 Compared with the Quarter Ended December 31, 2006

We achieved a net sales of $11.93 million and $29.27 million in the three months and nine months ended December 31, 2007, respectively, which was 36.15% and 31.64% above our net sales of $8.76 million and $22.23 million for the three months and nine months ended December 31, 2006, respectively. Our growth in net sales primarily resulted from growth in the sales volume of our products.  Shining Essence continued to be our best selling product. New product sales now account for 15% of our sales revenue during the quarter ended December 31, 2007 (negligible in the quarter ended December 31, 2006). Accordingly, the percentage of sales revenue attributable to Shining Essence has been diluted to only 48% of our total sales revenue in the quarter ended December 31, 2007 (62% in the quarter ended December 31, 2006).

As of December 31, 2007, we had a total of 27 direct sales retail outlets, 23 in Shanghai and 4 in Changchun. We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we intend to open over 300 stores over the next two years at an anticipated cost of approximately $11 million, which comprise mainly store fit out cost, rental deposits and working capital. Our existing retail stores show that they have an average pay back period of less than one year.

We have started to construct a new plant with an overall project cost of $30 million. Phase 1 of the project involves construction of a facility capable of producing 150 tons of probiotics per year and is estimated to cost $18 million, $16 million of which is expected to be paid by the third quarter of the 2008 calendar year and the balance by the end of the 2008 calendar year. We expect that the first phase of the new plant will be completed by the end of the third quarter of 2008. Subsequent phases of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility.

As of December 31, 2007, we had no debt and $59.08 million in cash. Management believes that we have sufficient internal resources to fund the expansion of our retail stores and the new bulk additives plant.

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

Our results for the three months and nine months ended December 31, 2006 and 2007 are summarized below:

	Three months ended December 31, 2006		Three months ended December 31, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$8,763,150	100.00%	$11,931,306	100.00%
Cost of sales	(2,510,544)	-28.65%	(3,183,056)	-26.68%
Gross profit	$6,252,606	71.35%	$8,748,250	73.32%
Operating expenses:
Selling expenses	$(1,044,175)	-11.92%	$(1,752,637)	-14.69%
General and administrative expenses	(584,020)	-6.66%	(1,258,927)	-10.55%
Total operating expenses	$(1,628,195)	-18.58%	$(3,011,564)	-25.24%
Income from operations	$4,624,411	52.77%	$5,736,686	48.08%
Other income and expenses:
Other income	$37,864	0.43%	$118,064	0.99%
Other expenses	(50,731)	-0.58%	(384,212)	-3.22%
Total other income (expenses)	$(12,867)	-0.15%	$(266,148)	-2.23%
Income before taxes	$4,611,544	52.62%	$5,470,538	45.85%
Provision for income taxes	(1,009,310)	-11.52%	(1,426,789)	-11.96%
Net income	$3,602,234	41.10%	$4,043,749	33.89%

	Nine months ended December 31, 2006		Nine months ended December 31, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$22,233,151	100.00%	$29,266,801	100.00%
Cost of sales	(6,519,647)	-29.32%	(8,039,651)	-27.47%
Gross profit	$15,713,504	70.68%	$21,227,150	72.53%
Operating expenses:
Selling expenses	$(3,266,162)	-14.69%	$(4,630,916)	-15.82%
General and administrative expenses	(1,374,744)	-6.18%	(3,155,544)	-10.78%
Total operating expenses	$(4,640,906)	-20.87%	$(7,786,460)	-26.60%
Income from operations	$11,072,598	49.81%	$13,440,690	45.92%
Other income and expenses:
Other income	$142,242	0.63%	$190,006	0.65%
Other expenses	(89,476)	-0.40%	(404,147)	-1.38%
Total other income (expenses)	$52,766	0.23%	$(214,141)	-0.73%
Income before taxes	$11,125,364	50.04%	$13,226,549	45.19%
Provision for income taxes	(3,066,112)	-13.79%	(3,672,434)	-12.55%
Net income	$8,059,252	36.25%	$9,554,115	32.64%

Net sales

Net sales in our financial statements are stated at invoiced value less sales tax. Our net sales for the three months and nine months ended December 31, 2006 and 2007 comprised of the following:

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
Invoiced value on sales	$8,818,984	$12,290,615	$22,374,261	$30,102,465
Less sales discount	-	(279,998)	-	(644,819)
Sales tax	(55,834)	(79,311)	(141,110)	(190,845)
	$8,763,150	$11,931,306	$22,233,151	$29,266,801

Net sales of $11,931,306 for the quarter ended December 31, 2007 were 36.15% above the net sales of $8,763,150 for the quarter ended December 31, 2006. Net sales of $29,266,801 for the nine months ended December 31, 2007 were 31.64% above the net sales of $22,233,151 for the nine months ended December 31, 2006. The increase was mainly attributable to increased sales volume and increases in average selling prices due to changes in sales mix.

The contributions of each product as a percentage of invoiced value on sales for the three months and nine months ended December 31, 2006 and 2007 respectively are summarized below. New product sales now account for 15% of our sales revenue for the quarter ended December 31, 2007. While the sales revenues of Essence and Signal capsules have remained stable, their percentage contributions to our sales revenue have been diluted by increases in new product sales.

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
Shining Essence Capsules	64%	48%	62%	50%
Shining Signal Capsules	18%	13%	19%	14%
Shining Golden Shield Capsules	9%	13%	9%	13%
Shining Energy Capsules	9%	11%	9%	12%
Miscellaneous	-%	15%	1%	11%
	100%	100%	100%	100%

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months and nine months ended December 31, 2006 and 2007 are summarized below. The increase in selling prices of Golden Shield and Energy capsules primarily reflect changes in sales mix with more sales of packages with higher selling prices.

	Percentages increase (decrease) from the prior year Three months ended December 31,
	2006			2007
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	18%	1%	17%	-9%	12%	2%
Shining Signal Capsules	29%	-3%	25%	-2%	1%	-1%
Shining Golden Shield Capsules	50%	-2%	47%	17%	51%	77%
Shining Energy Capsules	50%	3%	54%	19%	36%	62%
Miscellaneous	100	N/A	100	456%	97%	995%

	Percentages increase (decrease) from the prior year Nine months ended December 31,
	2006			2007
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	27%	-1%	26%	-11%	17%	4%
Shining Signal Capsules	94%	-2%	90%	-10%	1%	-9%
Shining Golden Shield Capsules	43%	1%	44%	25%	48%	85%
Shining Energy Capsules	77%	8%	91%	26%	35%	70%
Miscellaneous	100	N/A	100	423%	104	967%

Cost of sales

Cost of sales for the three months ended December 31, 2007 was $3,183,056 compared with $2,510,544 for the three months ended December 31, 2006. Cost of sales for the nine months ended December 31, 2007 was $8,039,651 compared with $6,519,647 for the nine months ended December 31, 2006. The increase in cost of sales was primarily caused by increased sales volume.

Unit volume and unit costs comparatives for the three months and nine months ended December 31, 2006 and 2007 are summarized below. The increase in unit costs of Golden Shield and Energy capsules primarily reflect changes in sales mix with more sales of packages with higher unit costs.

	Percentages increase (decrease) from the prior year Three months ended December 31,
	2006			2007
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	18%	1%	19%	-9%	3%	-6%
Shining Signal Capsules	29%	-3%	25%	-2%	-2%	-4%
Shining Golden Shield Capsules	50%	-2%	47%	17%	32%	54%
Shining Energy Capsules	50%	3%	54%	19%	49%	77%
Miscellaneous	100	N/A	100	456%	-	456%

	Percentages increase (decrease) from the prior year Nine months ended December 31,
	2006			2007
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	27%	-1%	26%	-11%	8%	-4%
Shining Signal Capsules	94%	-2%	90%	-10%	-1%	-11%
Shining Golden Shield Capsules	43%	1%	44%	25%	32%	65%
Shining Energy Capsules	77%	8%	91%	26%	47%	85%
Miscellaneous	100	N/A	100	423%	-	423%

Gross profit

Gross profit for the three and nine months ended December 31, 2007 were $8,748,250 and $21,227,150 respectively, representing a growth of 40% and 35% as compared to the corresponding periods of last year. The increase in gross profit was primarily due to an increase in sales volume.

The average gross profit percentage for all of our products for the three months and nine months ended December 31, 2006 and 2007 is summarized below:

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
Average for all products	71.35%	73.32%	70.68%	72.53%

Selling expenses

Selling expenses were $1,752,637 or 14.69% of net sales for the quarter ended December 31, 2007 compared with $1,044,175 or 11.92% of net sales for the quarter ended December 31, 2006. This increase in selling expenses was primarily caused by the gradual roll out of retail stores. As of December 31, 2007, we had a total of 27 retail stores in operation (as of December 31, 2006, we had 9 retail stores).

General and administrative expenses

General and administrative expenses were $1,258,927 or 10.55% of net sales for the quarter ended December 31, 2007 compared with $584,020 or 6.66% of net sales for the quarter ended December 31, 2006. The increase in general and administrative expenses was primarily due to additional research costs of $491,773, related to the development and launch of new products.

Other expenses

Other expenses of $384,212 for the quarter ended December, 2007 represent foreign currency conversion loss on the remittance of $14.8 million to China to pay up the capital contribution of our subsidiary, Growing Bioengineering (Shanghai) Co. Ltd. This expense is not expected to recur.

Provision for income taxes

Provision for income taxes for the three months and nine months ended December 31, 2006 and 2007 comprised the following items:

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
Income taxes	$719,521	$873,894	$1,842,285	$2,096,902
Surcharge at 0.5% per day on accrued taxes	289,789	552,895	1,223,827	1,575,532
Total provision for income tax	$1,009,310	$1,426,789	$3,066,112	$3,672,434

The increase in income taxes for the three months ended December 31, 2007 was due to higher income before taxes, which increased 3.5%. The tax surcharge was accrued for unpaid taxes relating to calendar years prior to 2005.

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

According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 times the taxes payable) to $49 million (if calculated based on five times the amount of taxes payable) as of December 31, 2007. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges in its financial statements until the matter is fully resolved. However, the Group has not reserved for any associated penalties as management believes that the probability of penalties being assessed is low because the Group has timely paid all taxes due and has informed the tax authorities of the matter.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For the three months and nine months ended December 31, 2006 and 2007, we had only one reporting segment--the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers, and no single customer accounted for 10% or more of our total sales.

Liquidity and Capital Resources

We had cash of $59.08 million and working capital of $49.61 million as of December 31, 2007. Cash generated from operations was $13.31 million in the 9 months ended December 31, 2007. The cash generated from operations mainly reflect net income for the 9 months of $9.55 million and improvement in working capital items.

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

We had capital expenditures totaling $8.39 million in the nine months ended December 31, 2007, of which $4 million related to improvements to the existing production and research facilities and the balance was for the construction of the new plant. Our current facility commenced operations in 2000. To meet anticipated increases in sales volume in the near future, we are increasing the capacity of our current production facility. We have started our plan to construct a new plant with an overall project size of $30 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $18 million, $16 million of which is expected to be paid by the third quarter of calendar year 2008 and the balance by the end of 2008. Phase 2 of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility. The construction cost of Phase 1 of the plant will be funded by cash received from the sale of convertible promissory notes to Pope Investments II LLC on December 11, 2007. Management believes that when completed, this new production plant may be the only probiotics plant in China that will be able to meet the demands for the domestic bulk additive market.

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

On December 11, 2007, we issued a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010. The principal amount of the Note is convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date. If the Note is not converted at maturity, we will redeem the Note at a price that gives a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into common stock if the Group achieve a net income of $60 million in fiscal year 2010. Net proceeds of the Note are expected to be used to fund the construction of a proposed 150-metric-ton-per-year manufacturing facility and for other capital expenditures.

We did not have any changes related to financing activities for the quarter ended December 31, 2006.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months and nine months ended December 31, 2006 and 2007.

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

Research and Development Expenditures

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research to develop products that address specific health problems using our core technology and Chinese medicine to create genetically engineered drugs and drug delivery solutions and expand our product line. We incurred research and development costs of approximately $659,785 and $168,012 in the three months ended December 31, 2007 and 2006, respectively. This increase was related to the development and launch of new products.

Critical Accounting Policies

This MD&A discusses our consolidated financial statements for the three months and six months ended December 31 2006 and 2007. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Revenue for consignment sales are not recognized until sell through to the final customer is established.

We consider accounting policies related to (a) revenue recognition, (b) allowance for doubtful accounts, and (c) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We have not experienced situations causing us to caste doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $12,590,434 as of December 31, 2007, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form-10QSB and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of December 31, 2007. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges in its financial statements until the matter is fully resolved. However, the Group has not reserved for any associated penalties as management believes that the probability of penalties being assessed is low because the Group has timely paid all taxes due and has informed the tax authorities of the matter.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to the current Report on form 8-K filed on December 12, 2007.

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

CHINA-BIOTICS, INC. (Registrant)

Date: February 12, 2008	By:	/s/ Li Chi Yuen
Li Chi Yuen
Chief Financial Officer