Form 10QSB/A
period 2007-12-31
CHINA-BIOTICS, INC
filed 2008-02-22
CIK 1271057

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

Explanatory Note:

China-Biotics, Inc. (the “Company”) filed its Quarterly Report on Form 10-QSB for the period ended December 31, 2007 on February 12, 2008. The Company is filing this Form 10-QSB/A in order to correct a clerical error in Item 1 on Page 3.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	March 31,	December 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$26,992,025	$59,081,727
Accounts receivable	14,309,818	12,590,434
Deposit Paid	216,236	228,925
Inventories	203,054	757,451
Prepayment	176,094	1,840,407

Total current assets	$41,897,227	$74,498,944
Plant and equipment, net	2,682,617	10,821,963
Total assets	$44,579,844	$85,320,907
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,523,471	$2,454,718
Tax payables	18,019,721	21,179,720
Other payables and accruals	1,126,645	1,254,370
Total current liabilities	$20,669,837	$24,888,808
Non-current liabilities
Convertible Note	-	$25,000,000
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.0001, 100,000,000 shares authorized, 17,080,000 shares issued and outstanding	1,708	1,708
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	12,284,900	21,839,015
Accumulated other comprehensive income	734,574	2,702,551
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders' equity	$23,910,007	$35,432,099
Total liabilities and stockholders' equity	$44,579,844	$85,320,907

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

CHINA-BIOTICS, INC. (Registrant)

Date: February 22, 2008	By:	/s/ Li Chi Yuen
Li Chi Yuen
Chief Financial Officer