Form 10KSB
period 2008-03-31
CHINA-BIOTICS, INC
filed 2008-07-10
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☑ NO ࿠

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ࿠ NO☑

Revenues of the registrant for its fiscal year ended March 31, 2008 were $42,321,111.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $84,895,000 as of June 30, 2008.

The number of shares outstanding of registrant's common stock as of June 30, 2008 was 17,080,000.

Transitional Small Business Disclosure Format (check one): YES࿠ NO☑

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

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

•
authorize or issue, or agree to issue, any other equity security, including any security convertible into or exercisable for any equity security, having a preference over the our common stock with respect to voting, dividends, conversion or upon liquidation;

•	amend our certificate of incorporation, except as required by law or court order;

•
redeem, purchase or otherwise acquire (or pay into or set funds aside for a sinking fund for such purpose) any shares of our common stock, other than certain repurchases from employees, officers, directors, consultants or other service providers;

•	engage in any new line of business, other than as currently contemplated or any related, ancillary or complementary businesses;

•
agree to sell all or substantially all of our equity interests in any of our subsidiaries unless our board of directors, after consulting with legal counsel, determines in good faith it is necessary to comply   with its fiduciary duties; or

•	authorize the payment of any dividends or distributions on our common stock.

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

•
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

•
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

On December 11, 2007, we sold a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010 to Pope Investments II LLC, an affiliate of Pope Investments, LLC, in a private placement. In connection with the sale, we entered into an Investment Agreement and a Registration Rights Agreement. In addition, Mr. Song Jinan, the company’s Chief Executive Officer, Chairman, and largest shareholder, entered into a Guaranty Agreement and a Pledge Agreement, pursuant to which Mr. Song agreed to guaranty the company’s obligations under the Note and to secure such guaranty with a pledge of 4,000,000 shares of China-Biotics common stock owned by Mr. Song. The principal amount of the Note is convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date subject to adjustment for subdivision or combination of our common stock and similar events. If the Note is not converted at maturity, we will redeem the Note to provide Pope with a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into common stock if we achieve a net income of $60 million in fiscal year 2010. Pope Investments II LLC may declare the outstanding principal amount and any accrued but unpaid interest, calculated at a rate of 10% per annum, to be immediately due and payable upon an event of default, including non-payment of obligations under the Note, bankruptcy or insolvency, or failure to perform any covenant set forth in the Note or Investment Agreement. Pursuant to the Investment Agreement we have secured payment of our obligations under the Note with a  pledge of 100% of the stock of  our subsidiary, SGI, to Pope Investments II LLC.

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

Our first product, Shining Essence, was approved by the Chinese Ministry of Health for production and to market as a health product in August 2000. We launched Shining Essence in Shanghai in April 2001, and it is currently our best-selling product, representing approximately 61% of our total sales for the year ended March 31, 2007 and 48% for the year ended March 31, 2008. The Health Food Association of China named Shining Essence as the best selling liver health product in 2001.

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

Products

We manufacture and sell several health supplements under the “Shining” brand in the Shanghai area as set forth below. All of these products have been approved by the Ministry of Health in China and their content has been tested by the Shanghai Preventative Medicine Research Institute, which found that our products contain the quantities of bacteria specified by us. While management believes these products to be effective, their effectiveness has not been conclusively established.

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

•	Shining Companion Bifidus Factor Granule - Composed of bifidus, focused on enhancing the growth of bifidus in the human body and enhancing intestinal health;

•	Shining Stomach Protection Capsules - Composed of lactobacillus acidophilus, aimed at protecting stomach walls and improving the digestive system;

•	Shining Sicanel Capsules - Composed of lactobacillus acidophilus, focused on reducing hyperlipidemia, or excess levels of fats in the blood; and

•	Shining Golden Shield (kids version) - Composed of bifido bacterium adolescentis and lentinusedodes, focused on enhancing the body’s immune system.

We intend to continue to develop new products to strengthen our product pipeline so that we may offer an array of products for sale in the market.

Business prospects

Leveraging on what our management believes are our technical competence, cost efficiencies and highly recognized brand, our management expects to achieve significant growth through:

•
the introduction of bulk additives products - We believe we are poised to achieve first-mover advantage into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production in the fourth quarter of 2008. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum will cost $27.50 million, $25 million of which is expected to be paid in the fourth quarter of calendar year 2008 and the balance by the end of second quarter of calendar year 2009. Phase 2 of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility. Phase 2 of this project is expected to cost $18 million. The construction cost of Phase 1 of the plant will be funded by cash received from the sale of convertible promissory notes to Pope Investments II LLC on December 11, 2007 as disclosed in “Business-History”. Management believes that, when completed, this new production plant may be the only probiotics plant in China that will be able to meet the estimated demands for the domestic bulk additive market;

•
the geographical expansion of its retail sales through direct sales and traditional sales channels - We intend to expand the sale of our products to the other metropolitan cities in China through a combination of the traditional distribution channels and dedicated Shining stores. From March 2006, when we opened our first store in Shanghai, we have a total of 60 stores as of March 31, 2008. About three quarters of these stores are located in Shanghai and the rest are located in 5 other cities in China. We plan to have over 300 stores by March 31, 2009; and

•
the development of new products - We plan to continue to develop new products aimed at improving the general health conditions of humans, enhancing their immune system and reducing health problems. We are also in the process of developing new products to strengthen our product pipeline so that we may offer an array of products for sale in the Shining stores.

Industry overview and market condition

Probiotics

We manufacture and sell probiotics. Most probiotics are bacteria based and naturally exist in the human body in the lower intestinal tract. The introduction of “helpful” bacteria and other organisms may aid in preventative fights against infection and improve digestion, especially with respect to dairy products.

Probiotics generally have a very short life-span. Water, acid and oxygen are harmful to probiotics and most die or cease to function after a short period of time after extraction from the source. A reduction of these naturally-occurring organisms due to poor eating habits, stress, or the use of antibiotic drugs or other factors may disrupt the natural equilibrium of the body and could lead to a variety of abdominal ailments and an overall decrease in the function of the immune system.  Based on information available on the website www.usprobiotics.org, a non-profit research and education website sponsored by the California Dairy Research Foundation and Dairy & Food Culture Technologies, researchers are also studying potential links between low probiotics microbial levels and hypertension, certain types of cancer, high cholesterol, and allergies (to access this information, click on the Section "Probiotics Basics," and then click on the Section "Health Effects of Probiotics." Subsections of "Health Effects of Probiotics" include "hypertension," "cancer," "elevated blood cholesterol" and "allergy.")

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

Demands for functional food products are expected to grow significantly. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and dietary supplements to increase. We believe that the demand for functional foods and dietary supplements will be bolstered by the stated commitment of the Chinese government to reduce the use of antibiotics and preservatives and promote the use of probiotics and other preventative measures.

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

Bulk market

Most probiotics used for the manufacture of yogurt, milk powder products and food preservatives are currently imported. However, we believe imported probiotics are significantly more expensive and are of lower quality as most bacteria die during transport. In addition, according to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, on April 1, 2007, probiotics must be added to baby milk powders and other products produced in China. The relevant regulations will be implemented at a later date. We believe we are poised to achieve first-mover advantage into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence production in the fourth quarter of 2008. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per year, will cost $27.50 million, $25 million of which is expected to be paid by the fourth quarter of calendar year 2008 and the balance by the end of third quarter of calendar year 2009. Phase 2 of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility. Phase 2 of this project is expected to cost $18 million. The construction cost of Phase 1 of the plant will be funded by cash received from the sale of convertible promissory notes to Pope Investments II LLC on December 11, 2007 as disclosed in “Business-History”. Management believes that there are currently no manufacturers capable of providing probiotics to be used as additives in China. Management believes that when completed, this new production plant may be the only probiotics plant in China that will be able to meet the demands for the domestic bulk additive market.

Geographic expansion and direct sales

We sell our products mainly in Greater Shanghai through distributors. Over the past five years, we believe we have firmly established ourselves in Shanghai as the leading supplier and manufacturer of probiotics products. We are now expanding the sale of our products to the other metropolitan cities in China through a combination of the traditional distribution channels and dedicated Shining stores.

We opened the first Shining retail store in Shanghai in March 2006. Over the following 12 months, we have opened a number of pilot stores in Shanghai to test run the retail sales operations and to build up our retail experience and expertise. We have also repackaged our products for sale in our stores, and have introduced several new products which are sold exclusively in our stores. As at March 31, 2008, we had a total of 60 Shining retail stores. 46 of these stores are located in Shanghai and the rest are located in 5 cities in China including Changchun and Jilin.

In preparation for the opening of additional retail stores, we have also been actively recruiting and training retail sales staff since the beginning of 2006. We have already successfully recruited a number of very experienced sales professionals and have trained a pool of sales staff. We have also designed and implemented control systems to manage this new business.

We plan to open over 300 stores by the end of fiscal year 2009 in Shanghai and other major cities in China. Currently, we have a network of 60 stores in China. Among the 60 retail centers, we have six in Changchun, two in Longyan, two in Jiaxing, two in Zhengzhou, two in Jilin and 46 in Shanghai. In addition, we have surveyed the other cities in China to assess and select suitable locations for new stores.

As part of our strategy, we will also consider licensing franchisees to operate retail stores in due course. We intend to finance the costs of our business expansion by our internal working capital.

Introduction of new products

In connection with the opening of our first Shining store, we launched several new products under the Shining brand. We currently have regulatory approval to produce fourteen products that can be marketed under the Shining brand. We plan to develop new products to strengthen our product pipeline so that we may offer an array of products for sale in the Shining stores.

Our Business Prospects

Growth potential from geographic expansion leveraging on the Shining brand.

We have experienced rapid sales growth. Our products are sold through retail outlets mainly in the Greater Shanghai area under our “Shining” brand. Management believes that the “Shining” brand is one of the most recognized health supplement brands in Shanghai. We are expanding the sales of our retail products to the other major metropolitan cities in China such as Changchun and Jilin. Given our high gross margin and low overhead structure, management anticipates that distribution in these areas would be profitable, assuming there is sufficient demand. Expansion of retail sales is also a key component of the marketing of our food additives. We intend to co-brand with food producers allowing consumers to identify food products that use our additives as high quality and beneficial. We require our “Shining” logo to be incorporated in the packaging of products manufactured by food producers which contain probiotics additives supplied by us. We have already entered into agreements with 3 food producers for use of our products as food additives. These customers include Bright Dairy, the third largest dairy company in China and Holiland Group, a large bakery supplier with nationwide retail coverage.

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

Manufacturers have begun to add probiotics to infant formula and milk powders to facilitate and improve digestion and absorption as well as strengthen the immune system of infants. Currently, infant formula made in China by some multinational companies such as Nestle and Mead Johnson already use imported probiotics produced by Institut Rosell and Chr. Hansen and other producers in their products. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics are added to baby milk powders produced in China. Relevant regulations are expected to be announced at a later date. Currently, management believes there is no manufacturing facility in China that can meet the demand for probiotics if this requirement was imposed. Once our new plant is operating, we believe we will be well positioned to capture this significant new demand for probiotics.

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

Strong revenue and profit growth.

Our probiotics products have generated strong sales and profit growth during the past two years, and have generated sufficient cash flow to finance our operations. Sales of our probiotics products increased 38% to $42.3 million in fiscal year 2008 from $30.6 million in fiscal year 2007. Similarly, income before taxes increased from $15.1 million in fiscal year 2007 to $22.5 million in fiscal year 2008. Excluding the $3.4 million gain arising from the revaluation of the conversion option embedded in the convertible notes issued in December 2007 included in other income, income before taxes increased by 26.6% from 2007 to 2008.

Production

We use micro-ecology technologies to produce the live bacteria which are the active ingredients of our probiotics. We use a multi-stage fermentation process under a strictly controlled environment using our proprietary technology. Solid bacteria are then extracted and stored using controlled freeze drying methods. Prior to sale to our customers, we transform the solid bacteria into capsule form and place it in sealed double aluminum packaging using our patented equipment.

We have registered the following patents in China:

•	High Quality Microecologics and Micro-encapsulation Technology (patent registration number ZL 01 1 09063.4), which increases the vitality rate, maintaining large quantities of active bacterium;

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

Our management believes that we enjoy the following competitive advantages in utilizing such microecologics technology in our production process:

•
We use advanced fermentation, bacteria extraction and micro-encapsulation technology to produce our products. Management believes that the output of products from our production process is many times that of our competitors thereby giving us a significant cost advantage.

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

Distribution

We sell our products mainly in the greater Shanghai area, mainly to large distributors who then sell them through their networks to supermarkets, hypermarkets, such as Wal-Mart, Carrefour and Lotus, and drug stores. As of March 31, 2008, we had 14 distributors located in Shanghai, Jiangxu, Zhejiang and Hong Kong. At March 2008, we had 60 Shining branded stores in Shanghai and 5 other major cities in China. We intend to open over 300 stores by the end of fiscal year 2009. We have been hiring senior executives with strong retail and direct selling experience to implement our direct retail sale strategy. We are creating a “Community Network” through which we continuously provide training and seminars to educate the public about becoming more health conscious and about the benefits of probiotics and the Shining products. We believe that this approach has many advantages:

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

•	Each Shining store employs a combination of employees and agents. The agents are remunerated mainly on a commission basis, which minimizes our fixed overhead costs.

•
We believe that the Shining brand stores and Community Network will increase brand awareness within the community, which will facilitate the marketing of bulk additives products using the Shining brand.

Customers

We have two different types of customers, consumers and food product manufacturers. Food product manufacturers include suppliers of dairy producers, bakery and other non dairy products; and animal feed manufacturers. Consumers are primarily individuals in major metropolitan areas who are middle aged or above having middle to higher income levels. We believe that these individuals are becoming increasingly health-conscious and as their income levels increase, they spend more on health related products such as probiotic products. We have historically reached consumers by selling our products to large distributors, who then sell them through their networks to supermarkets, hypermarkets, such as Wal-Mart, Carrefour and Lotus, and drug stores, where they are purchased by consumers. At March 2008, we had 60 Shining branded stores in Shanghai and 5 other major cities in China where we sell our products directly to the end users. We intend to have over 300 stores by the end of fiscal year 2009. We believe owning our own distribution channel and having direct access to the end users will become a significant entry barrier in the future. For the year ended March 31, 2008, there are two customers that accounted for 15.5% and 10.5% of our sales revenue. For the year ended March 31, 2007, no single customer accounted for 10% of our total sales.

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

Quantity of active probiotics (cfu/g) that can be maintained (1)
B.bifidum
China -Biotics, Inc.	2 x 10[11]
A PRC competitor	3.5 x 10[9]
A Japanese competitor	1.0 x 10[10]

The metric “Quantity of active probiotics (cfu/g) that can be maintained” is a standard commonly used to measure the effectiveness of probiotics. It refers to the concentration of live bacteria that are maintained over a specified time period—products with a higher quantity of the active probiotics that can be maintained are generally recognized as higher quality products. The international standard is CFU106/g within 3 months.

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

	Vitality and active rate (%)
	8 months from manufacturing	16 months from manufacturing	24 months from manufacturing
China-Biotics, Inc.	85	75	70

A PRC competitor	<20	<12	<8

A Japanese competitor	71	60	36

Set out below is a comparison of some of the features of our products and similar products:

With reference to guidelines issued by the Ministry of Health in China (1)
Manufacturer /Products	Form of products	Bacteria type	Form of Products	Bacteria Type	Qty of bacteria (>106/g)
China-Biotics, Inc. (Shining Essence)	Capsule	L acidophilus and B. bifidum	Recommended	Recommended	100x above standard
PRC competitor A	Liquid	Unknown	Not Recommended	Unknown	Below standard
PRC competitor B	Capsule	Lactobacillus, Bifidobacterium, Streptococcus faecalis	Recommended	Not Recommended	Below standard

(1)   According to a notice issued by the Chinese Ministry of Health on March 23, 2001 (reference number: Wei Fa Jian Fa (2001) No. 84) regarding live bacteria products in China, which took effect in 2001, these types of products should maintain concentrations of live bacteria at a level of 10 6/g within their stated effective period. The labels attached to the products indicated as “Not recommended” or “Below standard” in this table indicated concentration levels of live bacteria below this amount.

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

Research and Development

We have a strong research and development team supported by a technical advisory board of experts. At March 31, 2008, we have 30 staff members with Masters degrees or PhDs. In addition to having advanced technology in bacteria culturing and protection, we also conduct research and development into complimentary technology, including genetically engineered drugs, drug delivery solutions and Chinese medicine, in an effort to formulate solutions to address specific health problems and expand our product line. We incurred research and development costs of approximately $497,817 and $2,194,474 for the year ended March 31, 2007 and 2008 respectively. Such research and development costs are mainly comprised of raw material costs, laboratory expenses and staff salaries in the research and development division, which were included as part of the production costs in our financial statements for such periods.

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

Taxation and Local Governmental Support

Income tax of a foreign-invested enterprise in China is principally governed by the Law on the Income Tax of Foreign-invested Enterprises and Foreign Enterprises of the PRC and its implementation rules promulgated and enforced on July 1, 1991. Pursuant to those law and regulations, the corporate income tax rate of a foreign-invested enterprise is 30%, and the local income tax rate is 3%. However, foreign-invested enterprises which are located in certain areas or satisfy certain qualifications are entitled to a corporate income tax exemption or deduction. For instance, a manufacturing foreign-invested enterprise established in Pudong District, Shanghai, is entitled to pay its corporate income tax at a reduced tax rate of 15%. In addition, a manufacturing foreign-invested enterprise, with a business term in excess of 10 years, is entitled to a two-year corporate income tax exemption calculating from its first profitable year, and for the following three years, such foreign-invested enterprise is entitled to a half deduction of its applicable corporate income tax rate. From January 1, 2008, the income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. However, the New Corporate Tax Law has not set out the details as to how the existing preferential tax rate will gradually increase to standard rate of 25%.

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

We have completed laying foundation and placed orders for the equipment for the construction of a bulk manufacturing facility that will have an initial capacity of 150 tons per year of bulk product with room for expansion to 300 tons per year based on market demand. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 ton probiotics per annum, will cost $27.50 million, $25 million of which is expected to be paid by the fourth quarter of calendar year 2008 and the balance by the end of third quarter of calendar year 2009. Phase 2 of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility. Phase 2 of this project is expected to cost $18 million. The construction cost of Phase 1 of the plant will be funded by cash received from the sale of convertible promissory notes to Pope Investments II LLC on December 11, 2007 as disclosed in “Business-History”. On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we will construct this plant. The agreement provides for the payment of leasing fees of approximately $2 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. The Qingpu People’s Republic Government issued its formal confirmation of the land use right necessary for the plant construction on November 30, 2007. We have since paid the $2,100,820 leasing fee and are waiting for the formal land use right certificate to be issued.

Employees

As at March 31, 2008, we had 307 staff and employees. The following table summarizes the functional distribution of our employees:

Department	Headcount
Management and Administrative	9
Sales and Marketing	25
Retail Store	153
Quality Control	5
Logistics	9
Production	48
New Plant	22
Finance and Accounting	6
Research and Development	30
Total	307

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

We believe our success relies on the strategies, vision, efforts and technical expertise of our directors and key management personnel, including Mr. Song Jinan, and Dr. Huang Weida. The resignation or departure of any of these key people could have a material adverse impact on our operations and future prospects. In addition, if any of these key people join a competitor or form a competing company, we could lose customers and incur additional expenses to recruit replacements and train personnel. We have entered into standard form confidentiality agreements with our technical employees with the exception of our directors and our key executives which contain non-competition clauses. We do not maintain key-man life insurance for any of our key executives.

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

We have derived the majority of our revenue from the sale of our Shining Essence product. Sales of this product represented approximately 61% and 48% of our total sales for the year ended March 31, 2007 and 2008 respectively. We expect that Shining Essence will continue to account for a large portion of our revenues for the foreseeable future. Any factors adversely affecting the pricing of, demand for or market acceptance of Shining Essence, including increased competition, could cause our revenues to decline and our business and future operating results to suffer.

We are subject to concentrations of credit risk that could adversely affect our operations.

Our principal operations are in China and all of our sales during fiscal years 2007 and 2008 arose in China. A significant number of our financial instruments, principally cash and accounts receivable, are located in China. These financial instruments include:

●	cash deposits in China, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts; and

●	accounts receivable.

The concentration of these financial instruments in China subjects us to concentrations of credit risk that could adversely affect our operating results.

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

To date, we have sold our products in the greater Shanghai area, Changchun, Longyan, Jiaxing, Zhengzhou, Jilin and Hong Kong. We currently intend to expand our marketing and sales efforts to the rest of China. There is no assurance that we will receive the same level of public demand for our products in other parts of China.

In addition, we have been selling through distributors since 2001. We opened our first retail store in March 2006. We intend to expand our operations by opening additional new retail stores to facilitate direct sales of our products to customers. There is no assurance that we can successfully implement our direct selling model.

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

According to Chinese tax regulations, outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.88 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2007 and 2008. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges in its financial statements until the matter is fully resolved. The Group has reserved for associated surcharges for the fiscal year 2008.

In addition, in connection with dividends paid to the Shining shareholders between April 2003 to June 2005, Shining did not deduct a withholding tax at the rate of 20% as required by applicable Chinese laws and regulations. No provision for the potential tax penalties with respect to this matter has been made in our financial statements as our management believes that the possibility of having to pay the penalties is unlikely. The Group has reserved for associated surcharges for the fiscal year 2008.

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

Mr. Song and Mr. Li, our only executive officers, are responsible for all managerial functions of our company. We have been hiring additional employees to complete our management team, but we cannot assure you that we can assemble a management team that can tackle the expansion plans that we have. The concentration of management could be disadvantageous to stockholders with interests different from those of Mr. Song or Mr. Li.

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

We had 17,080,000 shares outstanding as of March 31, 2008, including approximately 6,542,210 shares which are free trading and may be sold immediately by our stockholders. An additional 2,083,333 shares, (covered by this prospectus) subject to adjustment for subdivision or combination of our stock and similar events, may be issued upon conversion of a 4% convertible promissory note issued to Pope Investments II LLC in the amount of $25 million, as further described in “Business-History”. If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by our President and Chief Executive Officer and a director and his family may dissuade new investors from purchasing our securities which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of March 31, 2008, Mr. Song, our President and Chief Executive Officer and a director, owned 29.8% of our outstanding common stock, and members of his family owned an additional 20.3% of our common stock. As a result, Mr. Song has the ability to exert substantial influence or absolute control over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. For example, Mr. Song could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

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

Period	High	Low
Quarter Ended December 31, 2005 (1)	$1.01	$1.01
Quarter Ended March 31, 2006	$8.00	$1.01
Quarter Ended June 30, 2006	$9.00	$5.00
Quarter Ended September 30, 2006	$9.25	$5.25
Quarter Ended December 31, 2006	$8.10	$5.60
Quarter Ended March 31, 2007	$14.50	$6.50
Quarter Ended June 30, 2007	$9.75	$7.40
Quarter Ended September 30, 2007	$11.80	$8.25
Quarter Ended December 31, 2007	$14.20	$8.15
Quarter Ended March 31, 2008	$14.25	$9.15
Quarter Ended June 30, 2008	$12.9	$9.12

Security Holders

At March 31, 2008 there were 17,080,000 shares our common stock outstanding held by approximately 42 stockholders of record.

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

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are sold mainly in the Greater Shanghai region.

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the year ended March 31, 2008, over 90% of our sales revenue comprised amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days’ credits are given to the distributors.

Our first product, Shining Essence, which was launched in April 2001, remains our best-selling product. Sales of Shining Essence represented approximately 61% and 48% of our total sales for the years ended March 31, 2007 and 2008, respectively. In addition to Shining Essence, we have successfully created other new products, such as Shining Signal. As we release new products in the future, we expect the percentage contribution of Shining Essence to our total sales will continue to decrease.

As our products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production of which packaging costs represent the largest cost item. During the last quarter of fiscal year 2008, packaging costs have significantly increased as a result of increases in pulp and paper costs. As a result, our gross margin has reduced from 73.3% in the previous quarter to 66.4% in the fourth quarter. Management is taking action to negotiate with the suppliers of packaging materials to bring down the packaging costs going forward.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:

•
Increasing demand for functional food products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and dietary supplements to increase.

•
Curtailment of the use of antibiotics and preservatives and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs and preservatives. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health.

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

Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum, will cost $27.50 million, $25 million of which is expected to be paid by the fourth quarter of calendar year 2008 and the balance in by the end of second quarter of calendar year 2009. These estimated costs are approximately 53% higher than the previous estimates due to a combination of improvements to the original designs, the appreciation of the Renminbi against the US dollar and significant cost inflation in China, especially steel costs, during fiscal year 2008. Management believe that the revised estimates are conservative and that we would be able to complete construction of the phase 1 of the plant at the revised cost. The construction cost of Phase 1 of the plant will be funded by cash received wholly from the sale of convertible promissory notes on December 11, 2007 and internal source of fund.

Management believes that when completed, this new production plant may be the only probiotics plant in China that will be able to meet the demands for the domestic bulk additive market.  Phase 2 of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility. Phase 2 of this project is currently estimated to cost $18 million.

On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we will construct this plant. The agreement provides for the payment of leasing fees of approximately $2 million. The Qingpu People’s Republic Government issued formal confirmation of the land use right necessary for the plant construction on November 30, 2007. We have duly paid the $2,100,920 leasing fee and are waiting for the formal land use right certificate to be issued.

•
The geographical expansion of retail sales through direct sales and traditional sales channels. We intend to expand our sales to other cities in China through a combination of distributors and our own stores. In this regard, we had 60 Shining branded stores in Shanghai and 5 other major Chinese cities at March 31, 2008. We intend to have over 300 stores by the end of fiscal year 2009. We expect that the additional demands from opening new stores will be met initially by increasing production from our existing plant, which currently has the necessary capacity, and in the future from our new plant that will have a capacity of 150-300 tons. The initial, 150-ton phase of our new plant is scheduled to commence operations in the fourth quarter of 2008.

•
The development of new products.  We have introduced several new products which are sold exclusively in our stores. We plan to continue to develop new products aimed at improving the general health conditions of humans, enhancing their immune system and reducing health problems. The new products will strengthen our product pipeline so that we may offer a wider array of products for sale in the Shining stores.

Our operation is generally not labor-intensive. We employed 307 people as of March 31, 2008. The construction of our new plant and the creation of the new direct sales network will result in significant increases in our number of employees as we expect our staff and employees number will increase to 1,000 over the next two years. We have been recruiting senior executives to strengthen our management team. However, as wages in China are relatively inexpensive, labor costs have remained insignificant.

Results of Operations for Fiscal Year Ended March 31, 2007 Compared with the Fiscal Year Ended March 31, 2008

Our net income was $17.5 million for the fiscal year ended March 31, 2008. This included $3.4 million surplus arising from the revaluation of the conversion feature embedded in the convertible notes issued in December 2007 as required by FAS133. Excluding this revaluation surplus, our net income was $14.1 million, which was 29.9% above our net income of $10.9 million for the fiscal year ended March 31, 2007. Our growth in net income primarily resulted from growth in our sales volume of our products. Shining Essence continued to be our best selling product. We have enjoyed strong growth in demands for many products such as Shining Golden Shield and Shining Energy which outpaced that of Shining Essence. In addition, new product sales now account for 13.6% of our sales revenue during the year ended March 31, 2008 (1.9% in the year ended March 31, 2007). As a result, the percentage of sales revenue attributable to Shining Essence has been diluted to only 48% of our total sales revenue in the year ended March 31, 2008 (61% in the year ended March 31, 2007).

Our results for 2007 and 2008 are summarized below:

	Years ended March 31, 2007		Years ended March 31, 2008
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$30,609,941	100.00%	$42,321,111	100.00%
Cost of sales	(8,910,633)	29.11%	(12,310,092)	29.09%
Gross profit	$21,699,308	70.89%	$30,011,019	70.91%
Operating expenses:
Selling expenses	$(4,502,687)	14.71%	$(6,869,109)	16.23%
General and administrative expenses	(2,265,220)	7.40%	(4,826,473)	11.40%
Total operating expenses	$(6,767,907)	22.11%	$(11,695,582)	27.63%
Income from operations	$14,931,401	48.78%	$18,315,437	43.28%
Other income and expenses:
Other income	$223,401	0.73%	$4,163,438	9.84%
Other expenses	(62,948)	0.21%	-	-%
Total other income (expenses)	$160,453	0.52%	$4,163,438	9.84%
Income before taxes	$15,091,854	49.30%	$22,478,875	53.12%
Provision for income taxes	(4,186,868)	13.68%	(4,936,631)	11.66%
Net income	$10,904,986	35.62%	$17,542,244	41.45%

Net sales

Net sales in our financial statements are stated at invoiced value less sales tax. Our net sales for the past two fiscal years comprised of the following:

	Year ended March 31,
	2007	2008
Invoiced value on sales	$30,806,063	$43,775,529
Less: sales discount	-	(1,171,096)
Less: sales tax	(196,122)	(283,322)
	$30,609,941	$42,321,111

Net sales of $42,321,111 for the fiscal year ended March 31, 2008 were 38.3% above the net sales of $30,609,941 for the fiscal year ended March 31, 2007. The increase was mainly attributable to increased sales volume and increases in average selling prices due to changes in sales mix.

The contributions of each product as a percentage of invoiced value on sales for the year ended March 31, 2007 and 2008 respectively are summarized below. New product sales (including Energy, Stomach Protection and others) now account for 13.6% of our sales revenue for the year ended March 31, 2008. While the sales revenues of Essence and Signal capsules have remained stable, their percentage contributions to our sales revenue have been diluted by increases in new product sales.

	Year ended March 31,
	2007	2008
Shining Essence Capsules	61.57%	48.61%
Shining Signal Capsules	18.31%	13.23%
Shining Golden Shield Capsules	9.30%	13.12%
Shining Energy Capsules	8.91%	11.47%
Shining Essence Stomach Protection Capsules	-%	4.75%
Shining Probiotics Protein Powder	-%	3.65%
Other products	1.91%	5.17%
	100.00%	100.00%

Unit volume and unit prices comparatives (on the invoiced value of sales) for 2007 and 2008 are summarized below. The increase in selling prices of Golden Shield and Energy capsules primarily reflect a combination of price increase and changes in sales mix with more sales of packages with higher selling prices.

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2007			2008
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	21%	-%	21%	-5%	12%	6%
Shining Signal Capsules	60%	-2%	57%	-6%	2%	-4%
Shining Golden Shield Capsules	40%	-%	40%	37%	34%	84%
Shining Energy Capsules	72%	-%	72%	45%	16%	68%
Shining Essence Stomach Protection Capsules	-%	-%	-%	100%	100%	100%
Shining Probiotics Protein Powder	-%	-%	-%	100%	100%	100%
Other products	3,600%	-%	3,600%	685%	-51%	285%

Cost of sales

Cost of sales for the year ended March 31, 2008 was $12,310,092 compared with $8,910,633 for the year ended March 31, 2007. The increase in cost of sales was primarily caused by increased sales volume.

Unit volume and unit costs comparatives for the year ended March 31, 2007 and 2008 are summarized below. The increase in unit costs of Golden Shield and Energy capsules primarily reflect changes in sales mix with more sales of packages with higher unit costs.

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2007			2008
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	21%	0%	21%	-5%	3%	-2%
Shining Signal Capsules	60%	-4%	54%	-6%	-2%	-8%
Shining Golden Shield Capsules	40%	-4%	34%	37%	17%	60%
Shining Energy Capsules	72%	-3%	67%	45%	25%	81%
Shining Essence Stomach Protection Capsules	-%	-%	-%	100%	100%	100%
Shining Probiotics Protein Powder	-%	-%	-%	100%	100%	100%
Other products	3,600%	0%	3,600%	685%	0%	685%

Gross profit

Gross profit increased by $8,311,711 from $21,699,308 for the 2007 fiscal year to $30,011,019 for the 2008 fiscal year. This represents a 38.3% increase, which reflects primarily increases in sales volume. Our gross profit margin remained the same as last year at 70.9%. In the fourth quarter of fiscal year 2008, the cost of packaging increased significantly due to increases in pulp and paper costs which reduced our gross profit margin for the fourth quarter to 66.6% from 73.3% in the third quarter. Management is taking action to bring down the packaging costs going forward.

Selling expenses

Selling expenses were $6,869,109 or 16.2% of net sales for the fiscal year ended March 31, 2008 compared with $4,502,687 or 14.7% of net sales for the fiscal year ended March 31, 2007. The operating costs of the retail stores are included as selling expenses. This increase in selling expenses was primarily caused by the roll out of retail stores. As of March 31, 2008, we had a total of 60 retail stores in operation (as of March 31, 2007, we had 9 retail stores).

General and administrative expenses

General and administrative expenses were $4,826,473 or 11.4% of net sales for the year ended March 31, 2008 compared with 2,265,220 or 7.4% of net sales for the year ended March 31, 2007. The increase in general and administrative expenses was due to additional research costs of $1,696,657 related to the development and launching of new products, and staff and administrative costs incurred in connection with the construction of the new plant.

Other Income

Other income comprised the $3.37 million revaluation of the convertible note and interest income of $0.7 million. At the date of issuance, the estimated fair value of embedded derivative portion of the convertible note was $9.1 million. As a result of a decrease in our share price and share trading volatility, the fair value of such portion as at March 31, 2008 decreased to $5.7 million. The $3.37 million decrease in the fair value of the convertible note has been recorded as other income.

Provision for income taxes

Provision for income taxes was $4.94 million and $4.19 million for the fiscal years ended March 31, 2008 and 2007, respectively. Excluding the $3.37 million surplus on revaluation of the convertible note, income before taxes was $22.5 million for fiscal year 2008 compared with $15.1 million for 2007. The increase in income tax payable is attributable to an increase in operating profit.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For fiscal years 2007 and 2008, we had only one reporting segment—the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Liquidity and Capital Resources

We had cash of $64.31 million and working capital of $53.08 million as of March 31, 2008, and cash of $26.99 million and working capital of $21.23 million as of March 31, 2007. Cash generated from operations was $19.36 million for the fiscal year ended March 31, 2008 and $10.01 million for the fiscal year ended March 31, 2007.

Our business is not capital or labor intensive. Typically, 60% of our sales take place in the second half of the fiscal year. Since our customers have historically been large distributors with which we have done business for a number of years, our cash flows from our existing business have been, and we expect them to continue to be, fairly reliable.

We had capital expenditures totaling $10.30 million for the year ended March 31, 2008, primarily on improvements to production and research facilities.  We spent $1.49 million on fixed assets in fiscal year 2007.

Our current facility commenced operations in 2000. With the increases in sales volume in the last couple of years, we are reaching our production capacity. We have started to construct a new plant with an overall project size of $45.5 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $27.50 million, $25 million of which is expected to be paid in the fourth quarter of calendar year 2008 and the balance by the end of second quarter of calendar year 2009. Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility.

We are expanding our sales to other cities in China through a combination of distributors and our own stores. In this regard, we have opened 60 stores in Shanghai and 5 other cities in China at March 31, 2008 and intend to have over 300 stores by the end of 2009 fiscal year at an anticipated cost of approximately $11 million. In preparation for the opening of our retail stores, we have repackaged a number of our existing products for sale in our stores, and have introduced several new products which are available exclusively in our stores. The costs of repackaging the existing products and releasing the new products are minimal and have been included in our cost of sales and selling and administrative expenses. We will continue to develop new products to strengthen our product pipeline and add to our retail store offerings. As our development costs mainly comprise staff costs, we do not expect that such costs will be significant.

We had net cash of $25 million generated from financing activities in fiscal year 2008. We had $2.28 million of cash flows used in financing activities for the year ended March 31, 2007.  Details on our financing activities for the two fiscal years are as follows:

	Years ended March 31,
	2007	2008
	$Million	$Million
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of convertible bond	-	25
Loan from shareholders / (repayment on loan from shareholders)	(2.28)	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(2.28)	25

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the fiscal years ended March 31, 2007 and 2008.

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

Critical Accounting Policies

This MD&A discusses our consolidated financial statements for the fiscal years ended March 31, 2007 and 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We also have never situations causing us to caste doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $13,214,531 as of March 31, 2008 and $14,309,818 as of March 31, 2007, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this 10K and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

Use of estimates as applied to potential penalties for the late payment of taxes

Our principal operations are in China. Business enterprises established in China are subject to income taxes and value added taxes under Chinese tax laws and regulations unless they have exemptions. We have made tax payments to the Chinese tax authorities since 2005. We believe that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future. Accordingly, our financial statements contain full provisions for all applicable tax liabilities for all prior calendar years. Such provisions for tax liabilities will be reversed out of the financial statements at the appropriate point in the future.

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2007 and 2008. Following the adoption of FIN48, the Group has reserved for the surcharges payable for the fiscal year 2008. We consider it more likely than not that the associated penalty will not need to be paid.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the provisions of SFAS No. 162 will have an impact on the Company’s consolidated results of operations or consolidated financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s fiscal quarter that begins on February 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s disclosures in its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years on a prospective basis except for the presentation and disclosure requirements which apply retrospectively. Earlier application of SFAS No. 160 is prohibited. SFAS No. 160 is effective for the Company’s fiscal year that begins on November 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

In December 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. SFAS No. 141R is effective for the Company’s fiscal year that begins on November 1, 2009 and will be applied to future acquisitions.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. EITF 06-11 is effective for the Company’s fiscal year that begins on November 1, 2008. Management is currently evaluating the potential impact of EITF 06-11, if any, on the Company’s consolidated financial statements.

On February 15, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and result of operations. The Company does not believe that any of the other recently issued and adopted, but yet effective, accounting standards would have a material effect on the accompanying financial statements.

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
YEARS ENDED MARCH 31, 2007 AND 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of
China-Biotics, Inc.

We have audited the accompanying balance sheets of China-Biotics, Inc. as of March 31, 2007 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2007 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China-Biotics, Inc. as of March 31, 2007 and 2008 and the results of its operations and cash flows for the years ended March 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

BDO McCabe Lo Limited

Hong Kong, July 10, 2008

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	Note	March 31, 2007	March 31, 2008
ASSETS
Current assets
Cash and cash equivalents		$26,992,025	$64,310,448
Accounts receivable	7	14,309,818	13,214,531
Other receivables		216,236	238,835
Inventories	8	203,054	408,358
Prepayment		176,094	1,806,605
Total current assets		$41,897,227	$79,978,777
Property, plant and equipment and land use right	9	2,682,617	13,812,749
Total assets		$44,579,844	$93,791,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		$1,523,471	$2,786,180
Tax payables	10	18,019,721	22,317,982
Other payables and accruals		1,126,645	1,792,156
Total current liabilities		$20,669,837	$26,896,318
Non-current liabilities
Convertible note, net of discount of $8,554,365 as of March 31, 2008	21	-	16,445,635
Embedded derivatives	21	-	5,752,000
Interest payable		-	302,306
Total non-current liabilities		$-	$22,499,941
Commitments and contingencies
Stockholders' equity:
Common stock	12	1,708	1,708
Additional paid-in capital		7,863,031	7,863,031
Retained earnings		12,284,900	29,827,144
Accumulated other comprehensive income		734,574	3,677,590
Capital and statutory reserves	13	3,025,794	3,025,794
Total stockholders' equity		$23,910,007	$44,395,267
Total liabilities and stockholders' equity		$44,579,844	$93,791,526

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

		Years ended March 31,
	Note	2007	2008
Net sales		$30,609,941	$42,321,111
Cost of sales		(8,910,633)	(12,310,092)
Gross profit		$21,699,308	$30,011,019
Operating expenses:
Selling expenses		$(4,502,687)	$(6,869,109)
General and administrative expenses		(2,265,220)	(4,826,473)
Total operating expenses		$(6,767,907)	$(11,695,582)
Income from operations		$14,931,401	$18,315,437
Other income and expenses:
Other income		$223,401	$4,163,438
Other expenses		(62,948)	-
Total other income (expenses)		$160,453	$4,163,438
Income before taxes		$15,091,854	$22,478,875
Provision for income taxes	17	(4,186,868)	(4,936,631)
Net income		$10,904,986	$17,542,244

Earnings per share:
Basic	5	$0.64	$1.03
Diluted		$0.64	$0.80

Weighted average shares outstanding
Basic	5	17,080,000	17,080,000
Diluted		17,080,000	17,719,269

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Capital & Statutory Reserves	Total
	(Restated for Recapitalization and Reverse Acquisition - see Notes 4 and 5)
Balance- March 31, 2006	17,080,000	$1,708	$7,863,031	$1,379,914	$66,565	$3,025,794	$12,337,012
Comprehensive income:
Net income	-	-	-	10,904,986	-	-	10,904,986
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	-	-	-	668,009	-	668,009
Total comprehensive income							11,572,995
Balance- March 31, 2007	17,080,000	$1,708	$7,863,031	$12,284,900	$734,574	$3,025,794	$23,910,007
Comprehensive income:
Net income	-	-	-	17,542,244	-	-	17,542,244
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	-	-	-	2,943,016	-	2,943,016
Total comprehensive income							20,485,260
Balance- March 31, 2008	17,080,000	$1,708	$7,863,031	$29,827,144	$3,677,590	$3,025,794	$44,395,267

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Years ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,904,986	$17,542,244
Adjustment for:
Gain on disposal of plant and equipment	(14,793)	-
Depreciation	493,472	999,148
Change in fair value of convertible notes	-	(3,366,000)
(Increase)/Decrease in restricted cash	748,742	-
(Increase)/Decrease in accounts receivable	(2,881,034)	2,261,918
(Increase)/Decrease in inventories	65,303	(154,189)
(Increase)/Decrease in prepayment	(352,923)	(1,418,658)
(Increase)/Decrease in other receivables	2,732	-
Increase/(Decrease) in accounts payable	(451,305)	1,036,521
Increase in income tax and surcharge tax payable	4,186,868	5,008,143
Income tax paid	(2,373,846)	(2,969,765)
Increase/(Decrease) in other payables and accruals, and value added tax payable	(321,043)	422,113
NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,007,159	$19,361,475
CASH FLOWS USED IN INVESTING ACTIVITIES
Sales proceeds from disposal of plant and equipment	14,793	-
Purchase of fixed assets	(1,485,789)	(10,302,291)
NET CASH USED IN INVESTING ACTIVITIES	$(1,470,996)	$(10,302,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of convertible bond	-	25,000,000
Repayment on loan from shareholders	(2,280,687)	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	$(2,280,687)	$25,000,000
Effect of exchange rate changes on cash	$895,737	$3,259,239
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$7,151,213	$37,318,423
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	19,840,812	26,992,025
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$26,992,025	$64,310,448

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

In conjunction with the share exchange, the Company entered into an agreement to acquire 20,000,000 shares of its common stock from its former President, Mr. Stan Ford (the “Stan Ford Agreement”). The key terms of this agreement are: (i) Mr. Stan Ford would transfer 20,000,000 shares of the Company’s common stock he owned to the Company, and (ii) in exchange for these 20,0000,000 shares of the Company’s common stock, the Company would paid Mr. Stan Ford a sum of $5,000, and transfer to Mr. Ford all right, title and interest of the Company in and to 726 shares of common stock issued by Diadem Resources Ltd. The value of investment in these 726 shares of Diadem Resources Ltd. common stock had been fully written off by the Company in its books and records in prior year. These securities had a market value of $363 at the time the Stan Ford Agreement was executed. Because the Company’s management believed that Mr. Stan Ford would not have entered into the Stan Ford Agreement in the absence of the execution of the agreement for the share exchange, this transaction was considered as an integral part of the share exchange for the accounting purposes (also see Note 4).

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

On December 9, 2005, SGI incorporated a wholly-owned subsidiary, Growing State Limited (“GSL”), in accordance with the laws of the British Virgin Islands. On September 22, 2006, GSL established a wholly-foreign owned enterprise, Growing Bioengineering (Shanghai) Company Limited (“GBS”) in the People’s Republic of China.

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

(a)
The Consolidated Balance Sheets as of March 31, 2007 and 2008 are the Consolidated Balance Sheets of SGI and its subsidiaries. The historical paid-in capital of SGI and its subsidiaries (the total of ordinary share and additional paid-in capital) as of March 31, 2007 and 2008 were restated for the number of shares of common stock the Company issued to the SGI former shareholders in connection with the share exchange, after giving effect to any difference in par value of the Company’s common stock and SGI’s ordinary share with such difference accounted for under additional-paid-in capital. The Company’s common stock in issue immediate prior to the share exchange were treated as if they were issued on the date of the share exchange in exchange for the Company’s net liabilities as of the completion date of the share exchange.

(b)
The Consolidated Statements of Operations and the Consolidated Statements of Cash Flow for the years ended March 31, 2007 and 2008 are the Consolidated Statements of Operations and the Consolidated Statements of Cash Flow of SGI and its subsidiaries. The earnings per share as shown on the Consolidated Statements of Operations were computed based on the weighted average number of shares of the Company’s outstanding common stock after giving effect to the recapitalization and reverse acquisition accounting treatment as set out above.

(c)
The Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2007 and 2008 are those of SGI and its subsidiaries, after retroactive restatement of paid-in capital as of March 31, 2004 and 2005 and changes in year ended March 31, 2006, for the recapitalization, and after accounting for the reverse acquisition as a new issue of shares in exchange for net liabilities.

The consolidated financial statements for SGI and its subsidiaries for the years ended March 31, 2007 and 2008 are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of SGI, Shining, GSL and GBS.

In preparing the consolidated financial statements presented herewith, all significant intercompany balances and transactions have been eliminated on consolidation

The term “Group”, as used in these financial statements, refers to a group of companies comprising China-Biotics, SGI, Shining, GSL and GBS from March 23, 2006 and onward.

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

(d) Comprehensive Income

SGI has adopted SFAS No. 130, "Reporting Comprehensive Income, issued by the FASB. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. SGI has chosen to report comprehensive income  in the statements of changes in stockholders’ equity. Comprehensive income comprised net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

(e) Revenue Recognition

Sale of goods

Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Sales are stated at invoiced value net of sales tax under the caption Net Sales in these financial statements. The sales tax were 0.66% and 0.64% of the invoiced value for years ended March 31, 2007 and 2008, respectively.

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

As of the date of these financial statements, the estimated fair values of the convertible notes were valued under the Binomial Model as presented in the balance sheets.

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

(i) Property, plant and equipment and land use right

Property, plant and equipment and land use rights are recorded at cost and are stated net of accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Plant and equipment are depreciated at rates sufficient to write off their cost over their estimated useful lives on a straight-line basis. Leasehold improvements are depreciated over the lease term of the related leased properties. Depreciation relating to property, plant and equipment used in production in our determination of gross profit. Land in the PRC is owned by the PRC government. The government in the PRC, according to PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Group’s land purchases in the PRC are considered to be leasehold land and classifies as land use right. They are amortized on a straight-line basis over the respective term of the right to use the land. The estimated useful lives of the assets are as follows:

Land use right	50 years
Plant and machinery	10 years
Office equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Lease term of related leased properties

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

(I) Embedded derivatives

On December 11, 2007, the Company issued a 4% Senior Convertible Promissory Note in an amount of $25,000,000 (the “Note”) which is due on December 11, 2010. Pursuant to SFAS No. 133 “Accounting For Derivatives Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivatives Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock”, the Company bifurcates the conversion options with a mandatory conversion feature (“embedded derivatives”) from the Note as the embedded derivatives are determined to be not clearly and closely related to the host contract. The embedded derivatives are recorded at fair value, mark-to-market at each reporting period, and are carried on a separate line in the balance sheet.

(m) Treasury Stock

The Group treated common stock repurchased but not yet canceled as treasury stock. Treasury stock is reported in the balance sheets and statements of changes in stockholders’ equity with its par value charged to common stock, and with the excess of the purchase price over par, if any, first charged against any available additional paid-in capital and the balance charged to retained earnings.

(n) Transaction costs related to the Share Exchange transaction

The transaction costs incurred in relation to the Share Exchange transaction as described in Note 1 are expensed as incurred.

(o) Advertising costs

All advertising costs incurred in the promotion of the Group’s products are expensed as incurred.

(p) Income Tax

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

Effective April 1, 2007, the Group adopted the Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN48”), which clarifies the accounting for uncertainty income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Group classifies interest and/or penalties related to unrecognized tax benefits as a component of income tax provisions. There is no material impact of FIN 48 on the Group’s consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

(q) Research and Development Costs

Research and development costs are charged to expense when incurred and are included in operating expenses.

(r) Retirement Costs

Retirement costs are charged to expense at certain percentage of the payroll costs which is required under the tax regulations of the People’s Republic of China.

(s) Operating Leases

Operating leases represent those leases under which substantially all risks and rewards of ownership of the leased assets remain with the lessors. Rental payment under operating leases are charged to expense as incurred over the lease periods.

(t) Earnings Per Share

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

(u) Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

(v) Segment Reporting

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

(w) Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the provisions of SFAS No. 162 will have an impact on the Company’s consolidated results of operations or consolidated financial position.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s fiscal quarter that begins on February 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s disclosures in its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years on a prospective basis except for the presentation and disclosure requirements which apply retrospectively. Earlier application of SFAS No. 160 is prohibited. SFAS No. 160 is effective for the Company’s fiscal year that begins on November 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

In December 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. SFAS No. 141R is effective for the Company’s fiscal year that begins on November 1, 2009 and will be applied to future acquisitions.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. EITF 06-11 is effective for the Company’s fiscal year that begins on November 1, 2008. Management is currently evaluating the potential impact of EITF 06-11, if any, on the Company’s consolidated financial statements.

On February 15, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and result of operations. The Company does not believe that any other of the recently issued and adopted, but yet effective, accounting standards would have a material effect on the accompanying financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the provisions of FAS 157

4.  REVERSE ACQUISITION TRANSACTION

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

At the time the agreement for the share exchange was executed, the Company had 25,481,000 shares of common stock in issue, and a net asset of $438 representing the total par value of 4,381,004 shares of common stock held in treasury (“Treasury stock”). In conjunction with the share exchange, the Company entered into an agreement to acquire 20,000,000 shares of its common stock from its former President, Mr. Stan Ford (the “Stan Ford Agreement”). The key terms of this agreement were: (a) Mr. Stan Ford should transfer 20,000,000 shares of the Company’s common stock he owned to the Company, and (b) in exchange for these 20,000,000 shares of the Company’s common stock, the Company should paid Mr. Stan Ford a sum of $5,000, and transfer to Mr. Ford all right, title and interest of the Company in and to 726 shares of common stock issued by Diadem Resources Ltd. The value of investment in these 726 shares of Diadem Resources Ltd. common stock had been fully written off by the Company in its books and records in prior year. These securities had a market value of $363 at the time the Stan Ford Agreement was executed. Because the Company’s management believed that Mr. Stan Ford would not have entered into the Stan Ford Agreement in the absence of the execution of the agreement for the share exchange, this transaction was considered as an integral part of the share exchange for accounting purposes, and was reflected in the Company’s books and records immediately prior to the completion of the share exchange. After reflecting the transaction under the Stan Ford Agreement (the “Stan Ford Transaction”), the Company’s number of shares in issue and net liabilities were 25,481,000 and $2,562, respectively, resulting from the following computation:

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

			Effect on accounts
Description	Number of shares of treasury stock	Purchase consideration	Decrease in common stock (par value $0.0001)	(Increase) Decrease in additional paid-in capital	(Decrease) in accumulated deficit
Shareholder returned shares to the Company at no charge to Company	1,030,000	Nil	103	(103.00)	-
Shareholder returned shares to the Company at no charge to Company	1,681,004	Nil	168	(168.00)	-
Shareholder returned shares to the Company at no charge to Company	1,670,000	Nil	167	(167.00)	-
Repurchased shares from Stan Ford at cash of $5,000 plus $363 worth of securities which had been fully written-off	20,000,000	$5,363	2,000	3,363	(363)
	24,381,004		2,438	2,925	(363)

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

5. EARNINGS PER SHARE

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

The weighted average number of outstanding common stock as shown in the financial statements presented herewith was computed based on the Company’s number of outstanding common stock, and took into account of the recapitalization transactions, and the reverse acquisition transaction. Detail computations are set out as follows:

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

	Date of issue or purchase (as if basis for the Company's common	No. of SGI ordinary	No. of the Company's common stock (Restated for recapitalization	No. of days outstanding Year ended March 31,		Weighted average number of outstanding common stock Year ended March 31,
	stock)	share	of SGI)	2007	2008	2007	2008
Number of days in reporting period				365	365
SGI existing shares as of March 31, 2004	Pre- 3/31/2004	1,000	1,118,600	365	365	1,118,600	1,118,600
SGI issued new shares upon receipt of cash	3/15/2006	9,000	10,067,400	365	365	10,067,400	10,067,400
SGI issued new shares for convertible bond conversion	3/22/2006	1,429	2,924,000	365	365	2,924,000	2,924,000
SGI issued new shares for cash of $5M under private placement	3/22/2006	2,858	1,870,000	365	365	1,870,000	1,870,000
		14,287
Stock issued in exchange for 14,287 shares of SGI stock (100% equity in SGI)			15,980,000
The Company's stock at time of reverse acquisition
Existing stock in issue at time of reverse acquisition	3/22/2006		25,481,004	365	365	25,481,004	25,481,004
Stock held in treasury prior to reverse acquisition	3/22/2006		(4,381,004)	365	365	(4,381,004)	(4,381,004)
Repurchased stock from Stan Ford in conjunction with reverse acquisition	3/22/2006		(20,000,000)	365	365	(20,000,000)	(20,000,000)

Basic average common stock outstanding			17,080,000			17,080,000	17,080,000
Convertible note issued in exchange of common stock	12/11/2007		639,269	-	112	-	639,269
Diluted average common stock outstanding			17,719,269			17,080,000	17,719,269

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended March 31,
	2007	2008
Earnings per share - Basic
Income for the year	10,904,986	17,542,244
Basic average common stock outstanding	17,080,000	17,080,000
Net earnings per share	0.64	1.03

Earnings per share - Diluted
Income for the year	10,904,986	17,542,244
Change in fair value of embedded derivatives	-	(3,366,000)
	10,964,986	14,176,244
Diluted average common stock	17,080,000	17,719,269
Net earnings per share	0.64	0.80

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

As of March 31, 2008, the Group had cash deposits of $64.31 million placed with several banks in the People’s Republic of China (“PRC”), which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

As of March 31, 2007, the Group had cash deposits of $26.99 million placed with several banks in the People’s Republic of China (“PRC”), which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the years ended March 31, 2007 and 2008, all of the Group’s sales arose in the PRC. In addition, all accounts receivable as at March 31, 2007 and 2008 also arose in the PRC.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

(c) Concentration of Customers

For the year ended March 31, 2008, there are two customers that accounted for 15.5% and 10.5% of our sales revenue. For the year ended March 31, 2007, no single customer accounted for 10% of our total sales.

7.  ACCOUNTS RECEIVABLE

The Group's accounts receivable as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31, 2007	March 31, 2008

Trade receivables	$14,309,818	$13,214,531
Less: Allowances for doubtful debt	-	-
	$14,309,818	$13,214,531

8.  INVENTORIES

The Group's inventories as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31, 2007	March 31, 2008

Raw materials	$165,337	$254,648
Work-in-progress	12,385	9,943
Finished goods	25,332	143,767
	$203,054	$408,358

9. PROPERTY, PLANT AND EQUIPMENT AND LAND USE RIGHT

The Group's property, plant and equipment and land use right as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31, 2007	March 31, 2008

Land use right	$-	$1,777,860
Plant and machinery	3,486,207	6,493,190
Office equipment	1,781,637	3,293,598
Motor vehicles	40,793	109,186
Leasehold improvements	577,052	1,817,623
	$5,885,689	$13,491,457
Less: Accumulated depreciation	(3,203,072)	(4,585,976)
	2,682,617	8,905,481
Construction in progress	-	4,907,268
	$2,682,617	$13,812,749

Depreciation expenses were $493,472 and $999,148 for the years ended March 31, 2007 and 2008, respectively.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

10. TAX PAYABLES

The Group's tax payables as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31, 2007	March 31, 2008

Value added tax and other taxes	$4,688,344	$5,436,331
Income tax	3,338,947	3,714,102
Surcharge	6,506,198	9,323,273
Dividends withholding tax	3,486,232	3,844,276
	$18,019,721	$22,317,982

11. PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2007 and 2008, there were no shares of preferred stock issued and outstanding. Shares of preferred stock may be issued from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of the Company’s board of directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock.

12. COMMON STOCK

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

During the year ended March 31, 2006, there was a net decrease of 9,401,004 shares in the Company’s issued and outstanding common stock as a result of the following transactions:

Description	Increase (decrease) in issued shares	(Increase) decrease in shares held in treasury	Increase (decrease) in issued and outstanding shares
Shareholder returned shares to the Company at no charge to Company	-	(1,030,000)	(1,030,000)
Shareholder returned shares to the Company at no charge to Company	-	(1,681,004)	(1,681,004)
Shareholder returned shares to the Company at no charge to Company	-	(1,670,000)	(1,670,000)
Repurchased shares from a former officer of the Company at a cash of $750	(1,000,000)	-	(1,000,000)
Repurchased shares from Stan Ford, the Company's former President, at cash of $5,000 plus $363 worth of securities which had been fully written-off	-	(20,000,000)	(20,000,000)
Issued new shares in exchange for 14,287 shares of SGI common stock representing 100% equity in SGI	15,980,000	-	15,980,000
	14,980,000	(24,381,004)	(9,401,004)

The Company had 17,080,000 shares of common stock issued and outstanding as of March 31, 2006.

There was no change to the Company’s number of issued and outstanding common stock during the years ended March 31, 2007 and 2008. The Company had 17,080,000 shares of common stock issued and outstanding as of March 31, 2007 and 2008.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

	The Company's common stock
	Number of shares in issue	Par value $0.0001
Actual balance - March 31, 2005	26,481,004	$2,648

Amount treated as issued in exchange for net liabilities for SGI's reverse acquisition of China-Biotics (before accounting for cancellation of 1,000,000 shares subsequent to March 31, 2005 but before the share exchange )	(26,481,004)	(2,648)

Shares issued for share exchange acquisition (which were treated as recapitalization of SGI )	15,980,000	1,598

Less: shares issued for the share exchange allocated to recapitalize SGI capital transactions for year ended March 31, 2006:-
SGI issued new shares upon receipt of cash on March 15, 2006	(10,067,400)	(1,007)
SGI issued new shares for conversion of convertible bonds on March 22, 2006	(2,924,000)	(292)
SGI issued new shares for cash of $5 million under a private placement on March 22, 2006	(1,870,000)	(187)
Financial statements balance - March 31, 2005	1,118,600	112

The amount and number of shares of common stock as of March 31, 2007 and 2008 as presented in these financial statements comprise the following:

	March 31, 2007		March 31, 2008
	Number of shares	Par value $0.0001	Number of shares	Par value $0.0001
In issue	41,461,004	$4,146	41,461,004	$4,146
Stock held in treasury (Treasury stock)	(24,381,004)	(2,438)	(24,381,004)	(2,438)
Issued and outstanding	17,080,000	$1,708	17,080,000	$1,708

13. CAPITAL AND STATUTORY RESERVES

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

14. ADVERTISING COSTS

The Group's advertising costs charged to expense as incurred during the periods as presented in these financial statements are summarized as follows:

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

	Years ended March 31,
	2007	2008
Charges referred to above	$2,980,835	$2,647,140

15. RESEARCH AND DEVELOPMENT COSTS CHARGED TO EXPENSE AS INCURRED

The Group's research and development costs, which typically consist of salaries and other direct costs, charged to expense as incurred during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2007	2008
Charges referred to above	$497,817	$2,194,474

16. RETIREMENT COSTS CHARGED TO EXPENSE AS INCURRED

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

	Years ended March 31,
	2007	2008

Charges referred to above	$808,052	$1,759,540

17.   INCOME TAXES

The income (loss) generated in the United States, the British Virgin Islands and the People’s Republic of China before income taxes during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2007	2008

(Loss)/income in the United States before income taxes	$(453,543)	$2,352,418
(Loss)/income in the British Virgin Islands before income taxes	(91,627)	741,590
Income in the PRC before income taxes	15,637,024	19,384,867
	$15,091,854	$22,478,875

The Company, which is incorporated in the United States and subject to U.S. tax law, is subject to a statutory tax rate of 34%.

There is no income tax for companies not carrying out business activities in the British Virgin Islands. Accordingly, the Company's financial statements do not present any income tax provisions/credits related to the British Virgin Islands tax jurisdiction.

The provision for income tax relating to the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2007	2008

Current	$4,186,868	$4,936,631
Deferred	-	-
	$4,186,868	$4,936,631

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

As of March 31, 2007 and 2008, the Group had no deferred tax assets and liabilities.

The Group has its principal operations in the People’s Republic of China (“PRC”) in the Shanghai Jinqiao special economic zone and hence enjoys a preferential income tax rate of 15%. Pursuant to the new People’s Republic of China (“PRC”) Corporate Income Tax Law passed by the Tenth National People’s Congress on 16 March 2007, the new Corporate Income Tax rates for almost all enterprises established in the PRC shall be subject to a unified rate of 25% over a five year transition period and will be effective from 1 January 2008. The State Council of the PRC issued an implementation guideline on 26 December 2007 and the Ministry of Finance and the State Administration of Taxation of the PRC further issued another implementation guideline on 20 February 2008 (collectively, “Implementation Guidances”) which set out the details of how the existing preferential income tax rate will be adjusted to the standard rate of 25%. According to the Implementation Guidances, foreign investment manufacturing enterprises which have not fully utilized their tax holiday and concession will be allowed to continue to receive the benefits of the full exemption and concession in the transitional income tax rate during the five-year transition period. The new rates were considered to measure the Group’s deferred tax assets and deferred tax liabilities as at 31 December 2007. The enactment of the new PRC Corporate Income Tax Law is not expected to have any financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Years ended March 31,
	2007	2008

Computed tax at statutory rate (2007: 33%, 2008: 25%)	$4,980,311	$6,516,115
Non-deductible items	54,976	-
Non-taxable items	-	(185,398)
Effect of different tax rate in other jurisdiction	(4,535)	211,718
Valuation allowance	198,705	(232,419)
Tax concession	(2,852,431)	(2,956,494)
Surcharge at 0.5% per day on accrued taxes	1,809,842	1,845,925
Others	-	(262,816)
Total provision for income at effective rate	$4,186,868	$4,936,631

    As at March 31, 2008, the Company's PRC subsidiaries have incurred tax losses which can be carried forward to a maximum of 5 years of approximately US$1,202,649 (2007: US$134,849).

    The valuation allowance was primarily the result of the tax losses carry forwards that management believes may not be fully utilizable because of the uncertainty regarding the tax deductibility of expenses incurred by certain subsidiaries of the Company. There are no other material temporary differences.

The Group has its principal operations in the People’s Republic of China (“PRC”). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group’s management that its PRC operations were exempted from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. In January 2006, management of the Group’s PRC operations took the initiative to make tax payments to the PRC tax authorities for the calendar year 2005, and accrual for all applicable tax liabilities, plus surcharge, for all prior fiscal years were reflected in the Group’s financial statements. According to PRC tax regulations, the Group’s outstanding tax payables for calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of March 31, 2007 and 2008. No provision for the potential tax penalties has been made in the Group’s financial statements as management believes that the probability of penalties being assessed is low because the Group has timely paid all taxes due and has informed the Chinese tax authorities of the matter.

18.   COMMITMENTS

(a) Operating Leases

The Group leases office space, warehouse facilities and retail shops under non-cancelable operating agreements that expire at various dates through 2007. The charges incurred by the Group in relation to the above-mentioned operating leases during the periods as presented in these financial statements are summarized as follows:

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

	Years ended March 31,
	2007	2008

Charges referred to above	$262,128	$990,300

As of the balance sheet dates as presented in these financial statements, the amount of future minimum lease payment under the above-mentioned operating leases were as follows:

	March 31,	March 31,
	2007	2008

Payable within
the next twelve months	$375,395	$556,907
the next 13th to 24th months	274,792	111,670
the next 25th to 36th months	63,714	-
the next 37th to 48th months	-	-
the next 49th to 60th months	-	-
Thereafter	-	-
	$713,901	$668,577

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

(c) Capital commitments

During the year ended of March 31, 2008, GSL entered into the agreements with the contractors to construct a plant consisting bulk manufacturing facilities in the Shanghai Qingpu Industrial Park District. The amount of future payment were $14,517,210 which was contracted, but not provided for as of March 31, 2008.

19. RELATED PARTY TRANSACTIONS

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

(d) On December 11, 2007, the Company entered into definitive agreements concerning the sale of a 4% Senior Convertible Promissory Note in the amount of $25,000,000 to Pope Investments II LLC in a private placement. In connection with the private placement, Mr. Song Jinan, the Company’s Chief Executive Officer, Chairman, and largest shareholder, entered into a Guaranty Agreement and a Pledge Agreement, pursuant to which Mr. Song agreed to guaranty the Company’s obligations under the Note and to secure such guaranty with a pledge of 4,000,000 shares of the Company’s common stock.

20. SEGMENT REPORTING.

As disclosed in Note 3, the Group’s management has adopted the “products and services” approach for segment reporting. For all periods covered by these financial statements, the Group:

(a)	had only one reportable segment - the probiotic products as health supplement;

(b)	manufactured and sold the probiotic products in a single geographical area - the People’s Republic of China;

(c)	delivered all its shipments to destinations within the People’s Republic of China; and

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

(d)	had all its long-lived assets physically located in the People’s Republic of China.

21.  CONVERTIBLE NOTES

On December 11, 2007, the Company sold a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note’) with a maturity date of December 11, 2010 to Pope Investments II LLC, an affiliate of Pope Investments, LLC, in a private placement. In connection with the sale, the Company entered into an Investment Agreement and a Registration Rights Agreement. In addition, Mr. Song Jinan, the Company’s Chief Executive Officer, Chairman, and largest stockholder, entered into a Guaranty Agreement and a Pledge Agreement pursuant to which Mr. Song agreed to guaranty the Company’s obligations under the Note and to secure such guaranty with a pledge of 4,000,000 shares of China-Biotics common stock owned by Mr. Song. The principal amount of the Note is convertible into shares of the Company’s common stock at an exercise price of $12.00 per share at any time until the maturity date subject to adjustment for subdivision or combination of the Company’s common stock and similar events. If the Note is not converted at maturity, the Company will redeem the Note to provide Pope Investments II LLC with a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into the Company’s common stock if the Group achieves a net income of $60 million in fiscal year 2010. Pope Investments II LLC may declare the outstanding principal amount and any accrued but unpaid interest, calculated at a rate of 10% per annum, to be immediately due and payable upon an event of default, including non-payment of obligations under the Note, bankruptcy or insolvency, or failure to perform any covenant set forth in the Note or Investment Agreement. Pursuant to the Investment Agreement the Company has secured payment of obligations under the Note with a pledge of 100% of the stock of SGI to Pope Investments II LLC.

Net proceeds of the note are expected to be used to fund the construction of a proposed 150-metric-ton-per-year manufacturing facility and for other capital expenditures.

The Company accounted for the net proceeds from the issuance of the Note as two separate components: an embedded derivative component (conversion option with mandatory conversion feature) and a debt component. The Company determined the initial carrying value of the debt component by subtracting the fair value of embedded derivatives amounting to US$9,118,000 from the net proceeds received from the issuance of the Note. This resulted in a US$15,882,000 initial carrying amount of the debt component.

The estimated fair value of the embedded derivatives at the time of issuance at December 11, 2007 and as of March 31, 2008 was $9,118,000 and $5,752,000, respectively. The change in the fair value of the embedded derivatives amounted to $3,366,000 was charged to the consolidated statement of operations.

The fair value of the embedded derivatives was determined using the Binomal Model based on the following assumptions:

	December 11, 2007	March 31, 2008

Risk-free rate of return	2.92%	1.70%
Time to expiration	3 years	2.66 years
Volatility rate	65%	65%
Dividend yield	—	—

For the year ended March 31, 2008, the Note interest amounted to $1,051,388 was capitalized under land use right.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies may deteriorate.

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of March 31, 2008.

Based on this assessment, the principal executive officer and principal financial officer believe that as of March 31, 2008, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

The Company’s personnel did not possess the requisite knowledge in the application of derivative accounting in accordance with Financial Accounting Standard 133-Accounting for Derivative Instruments and Hedging Activities. Management concluded that an outside expert is required to conduct the assessment with respect to the derivative accounting as at March 31, 2008.

Based on this evaluation, management concluded that the Company should engage an independent expert in relation to this issue in fiscal year 2009.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Key Employees and Advisors

The following is a summary of the business experience of our executive officers and directors:

Mr. Song Jinan, age 46, Chief Executive Officer, President, Director, Treasurer and Secretary since March 2006  - Mr. Song was one of the founders of Shining in 1999, and has been the principal executive officer of Shining since inception. Prior to founding Shining, Mr. Song served as the chief engineer of Sai Bao Bio-Chemical Manufacturing Corporation. Mr. Song received his Bachelor’s Degree in Polymers from the University of Hei Long Jiang and his Master’s degree in Politics and Economics from Habin Industrial University.

Dr. Chin Ji Wei, age 51, Director since January 2007 - Dr. Chin has over 20 years of academic experience as a lecturer and researcher in the field of horticulture, where he has been focused on the areas of efficient agriculture industry and food safety. Dr. Chin has served as a Vice Principal, professor, and lecturer at Northeast Agricultural University in China since 1999. From 1985 to 1995, Dr. Chin served as a Researcher at the Northeast Agricultural University and the Northeast Agricultural Institute. Dr. Chin has Bachelors, Masters, and Doctorate degrees, all from Northeast Agricultural University.

Dr. Du Wen Min, age 40, Director since January 2007 - Dr. Du has served as the Deputy Director in charge of the Centre for Adverse Drug Reactions in Shanghai since 2001. The centre was established in June 2001 as a technology unit governed by The Shanghai Food and Drug Authority. Dr. Du has also served as the Vice Chairman of Evaluation of Pharmacology & Clinical Pharmacy in Shanghai, China, and the Vice Chairman at the Centre for the Study of Liver Disease in Shanghai, China since 2006. Dr. Du has Bachelors and Masters degrees from Shanxi Medical University and a Doctorate in Medicine from Fudan University.

Mr. Simon Yick, age 50, Director since January 2007 - Mr. Yick has over 20 years experience in corporate finance, direct investment and auditing. From March 2002 to January 2004, Mr. Yick worked as an Executive Director of Kingsway Capital Ltd.   Mr. Yick has served as the managing director at Sinovest Capital Ltd., which makes direct investments, is involved with merger & acquisition activities, and operates a full service consultancy business for both Hong Kong and PRC enterprises, since 2004. His experience includes working for Ernst & Young in London and Hong Kong, in addition to holding senior positions at multiple U.S., Taiwan, and Hong Kong based investment banking firms in Hong Kong. In addition, he is currently a non-executive director and chairman of the audit committee for three Hong Kong listed companies and an independent non-executive director of a PRC (Shenzhen Stock Exchange) listed company and a member of both the Chartered Association of the Certified Accountants in UK and the Hong Kong Institute of Certified Public Accountants.

Mr. Raymond Li, age 41, Chief Financial Officer since November 2006 - Mr. Li has over 20 years of finance (both auditing and accounting) experience serving multiple industries. From 2000 to November 2006, Mr. Li served as the Financial Controller of Techwayson Holdings Limited, a company listed on The Stock Exchange of Hong Kong Limited which is principally engaged in the design, supply and integration of automation and controls system. Prior to working at Techwayson, Mr. Li was a Finance Manager at Super Worth Contracting Co. Ltd., a contractor for turn-key construction projects. Mr. Li has a Master of Arts in Language and Law from City University of Hong Kong and a Master of Business Administration from Heriot-Watt University. He is a member of the Hong Kong Institute of Certified Public Accountants, The Chartered Institute of Management Accountants, and the Association of Certified Fraud Examiners.

In addition, we have a strong management team with significant experience in our industry. We also have a technical advisory panel comprising a group of experts from different fields of live sciences, including genetics, microecologics, biochemistry and molecular materials, to advise on our product research and development. Members of the technical advisory panel include Mr. Song Jinan, and Dr. Huang Weida. Biographical details of members of the technical advisory panel and other key employees that are not included above are set out below:

Ms. Yan Yihong - Ms. Yan Yihong, age 45, is the chief administration officer (assistant to the general manager) of Shining. Ms. Yan has served as a director of Shining since 1999. She was appointed as the chief administration officer in 2004 and her term of appointment will expire in 2008. During the past five years, Ms. Yan has been an employee of Shining in various capacities and has, among other things, participated in formulating the company’s development plans, implemented the company’s internal control procedures and represented the company in business negotiations with relevant government authorities and other external parties.

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

Board Structure and Composition; Committees

Our board of directors currently consists of four members: Mr. Song Jinan, Dr. Chin Ji Wei, Dr. Due Wen Min and Mr. Simon Yick.  Dr. Chin Ji Wei, Dr. Due Wen Min and Mr. Simon Yick are independent directors under the independence definitions established by the SEC, the American Stock Exchange and NASDAQ.

On May 28, 2008, we established an audit committee of the board of directors (the “Audit Committee”). The initial members of the Audit Committee are Dr. Chin Ji Wei, Dr. Due Wen Min and Mr. Simon Yick. Mr. Simon Yick serves as the initial chairperson of the Audit Committee. Our board of directors has determined that Mr. Simon Yick qualifies as an audit committee financial expert and is an independent director under the independence definitions established by the SEC, the American Stock Exchange and NASDAQ.

On May 28, 2008, we also established a nominating committee (the “Nominating Committee”) and a compensation committee (the “Compensation Committee”) of the board of directors. The initial members of the Nominating Committee are Mr. Song Jinan, Dr. Chin Ji Wei and Dr. Due Wen Min. Mr. Song serves as the initial chairperson of the Nominating Committee. The initial members of the Compensation Committee are Dr. Chin Ji Wei, Dr. Due Wen Min and Mr. Simon Yick. Dr. Due Wen Min serves as the initial chairperson of the Compensation Committee.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, executive officers, including our chief financial officer and other of our senior financial officers, and employees.

ITEM 10. EXECUTIVE COMPENSATION

Board Compensation

We have not paid any compensation to directors of China-Biotics for the fiscal years ended March 31, 2007, 2006, 2005 or 2004. The table below lists the compensation received by the independent directors of China-Biotics for the fiscal year ended March 31, 2008.

		Annual Compensation
Name of independent directors	Year	Salary (RMB)(1)		Bonus	Other Annual Compensation
Dr. Chin Ji Wei	2008	RMB	40,000	—	—
Dr. Due Wen Min	2008	RMB	40,000	—	—
Mr. Simon Yick	2008	HK$	141,613	—	—

(1) The annual compensation of Dr. Chin Ji Wei, Dr. Due Wen Min and Mr. Simon Yick for fiscal year 2008 was $5,722, $5,722, and $18,273, respectively, using exchange rates of RMB6.99 to US$1 and HK$7.75 to US$1, the prevailing rates as of March 31, 2008.

Executive Compensation

The table below lists the compensation received by Mr. Song, the sole executive officer of China-Biotics prior to November 2006, and the principal executive officer of SGI for the periods indicated. No other officer of China-Biotics or SGI received compensation in excess of $100,000 for these years.

		Annual Compensation
Name and Principal Position	Year	Salary(RMB) (1)	Bonus	Other Annual Compensation
Song Jinan, Chief Executive Officer,	2008	$629,324	—	—
Treasurer and Secretary and	2007	$971,750	—	—
Principal Executive Officer of SGI (2)

(1) Includes social insurance contributions of RMB171,600 and RMB371,750 in 2008 and 2007, respectively. Under Chinese law, we are required to participate in mandatory social insurance schemes for the benefit of our employees. We are required to deposit a sum into an account maintained by the government for the benefit of Mr. Song. Mr. Song's compensation in US dollars for fiscal years 2008 and 2007 was $90,032 and $139,020, respectively, using an exchange rate of RMB6.99 to US$1, the prevailing rate as of March 31, 2008.

(2) Mr. Song became our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary as of March 22, 2006. On November 13, 2006 Mr. Song resigned from the office of Chief Financial Officer, and appointed Mr. Raymond Li to serve as the Chief Financial Officer. Mr. Li's compensation as the Chief Financial Officer from November 13, 2006 to March 31, 2007 and the fiscal year ended 2008 was less than $100,000.

Equity Compensation Plans and Awards

We do not have any equity compensation plans. We have not granted any stock options or other equity awards since our inception.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2008, including shares which the listed beneficial owner has the right to acquire within 60 days from such date from options, warrants, rights, conversion privileges or similar obligations, by:

•	each holder of more than 5% of our common stock;

•	each of our executive officers and directors; and

•	our executive officers and directors as a group.

Unless otherwise noted below, the addresses of each beneficial owner set forth below is No. 999 Ningqiao Road, Jinqiao Export Processing Zone, Pudong, Shanghai 201206, People’s Republic of China. The numbers and percentages are based on 17,080,000 shares of our common stock outstanding as of March 31, 2008.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percent of Common Stock Owned
Song Jinan	5,084,037	29.8%
Chin Ji Wei	—	—
Due Wen Min	—	—
Simon Yick (5)	221,000	1.3%
Raymond Li	—	—
Yan Li	2,969,883	17.4%
Chinamerica Fund, L.P. (1)	1,147,585	6.7%
Huang Weida	1,510,110	8.8%
Bright Treasure Group Limited (2)	1,118,600	6.6%
Pope Investments LLC (3)	933,440	5.5%
Tai Kwok Leung, Alexander (4)	1,469,700	8.6%
Executive officers and directors (5 persons)	5,305,037	31.1%

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

(4) Tai Kwok Leung, Alexander, is the sole shareholder of Fascinating Gain Investments Limited and Charming Leader Group Limited, each of which holds 734,850 shares of our common stock. Mr. Tai may be deemed to beneficially own these shares. The address for Mr. Tai, Fascinating Gain Investments Limited and Charming Leader Group Limited is 8th Floor, No. 313 Lockhart Road, Wanchai, Hong Kong..

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

On December 11, 2007, China-Biotics, Inc. (the “Company”) entered into definitive agreements concerning the sale of a 4% Senior Convertible Promissory Note in the amount of $25,000,000 to Pope Investments II LLC in a private placement. In connection with the private placement, Mr. Song Jinan, the Company’s Chief Executive Officer, Chairman, and largest shareholder, entered into a Guaranty Agreement and a Pledge Agreement, pursuant to which Mr. Song agreed to guaranty the Company’s obligations under the Note and to secure such guaranty with a pledge of 4,000,000 shares of the Company’s common stock.

ITEM 13. EXHIBITS

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to China-Biotics, Inc.'s Form 8-K filed on March 23, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 20066 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

Number	Exhibit
10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is a summary of the fees we paid our principal auditor for professional services rendered for the years ended March 31, 2008 and 2007 and, with respect to the financial statements of Otish Resources, for the year ended August 31, 2005. All of the audit fees were approved by the board of directors acting as the company's audit committee.

Audit Fees

The aggregate fees billed for professional services rendered by BDO McCabe Lo Limited for the audit of our annual financial statements and review of financial statements for the fiscal years ended March 31, 2008 and 2007 were $165,430 and $144,630, respectively.

Audit-Related Fees

BDO McCabe Lo Limited did not render any audit-related services to us for the fiscal years ended March 31, 2008 and 2007.

Tax Fees

BDO McCabe Lo Limited did not render any tax services to us for the fiscal years ended March 31, 2008 and 2007.

All Other Fees

BDO McCabe Lo Limited did not render any other services to us for the fiscal years ended March 31, 2008 and 2007.

Policy on Audit Committee Pre-Approval of Audit and Audit-Related Services of Independent Auditors

Our Audit Committee pre-approves all audit and audit-related services provided by the independent auditors. On an ongoing basis, management communicates specific projects and categories of services for which advance approval of the board of directors is requested. The Audit Committee reviews these requests and makes a recommendation to the board of directors. The board of directors then advises management whether it has approved the engagement of the independent auditors for specific projects.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 10, 2008.

CHINA-BIOTICS, INC.

By:	/s/ Song Jinan
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer)

In accordance the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 10, 2008.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ Raymond Li	Chief Financial Officer
Raymond Li	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Due Wen Min	Director
Due Wen Min

/s/ Simon Yick	Director
Simon Yick