Form 10-Q
period 2008-06-30
CHINA-BIOTICS, INC
filed 2008-08-14
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No࿠

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ࿠	Accelerated filer ࿠
Non-accelerated filer ࿠ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes࿠ No☒

As of August 14, 2008, 17,080,000 shares of the Issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	March 31, 2008	June 30, 2008
ASSETS
Current assets
Cash and cash equivalents	$64,310,448	$66,204,703
Accounts receivable	13,214,531	10,669,699
Other receivables	238,835	241,083
Inventories	408,358	617,260
Prepayment	1,806,605	1,634,253
Total current assets	$79,978,777	$79,366,998
Property, plant and equipment and land use right	13,812,749	22,186,275
Total assets	$93,791,526	$101,553,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,786,180	$3,287,603
Tax payables	22,317,982	23,321,183
Other payables and accruals	1,792,156	2,012,365
Total current liabilities	$26,896,318	$28,621,151
Non-current liabilities
Convertible note, with embedded derivatives of $6,991,000, net of discount of $7,963,557 as of June 30, 2008	$22,197,635	$24,027,443
Interest payable	302,306	446,763
Total non-current liabilities	$22,499,941	$24,474,206
Commitments and contingencies
Stockholders' equity:
Common stock (par value of $0.0001, 100,000,000 shares authorized, 41,461,004 shares issued and outstanding as of June 30, 2008)	$4,146	$4,146
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	29,827,144	33,063,894
Treasury stock at cost (24,381,004 shares)	(2,438)	(2,438)
Accumulated other comprehensive income	3,677,590	4,503,489
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders' equity	$44,395,267	$48,457,916
Total liabilities and stockholders' equity	$93,791,526	$101,553,273

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

		Three months ended June 30,
	Note	2007	2008

Net sales		$9,515,333	$11,370,657
Cost of sales		(2,650,972)	(3,258,669)
Gross profit		$6,864,361	$8,111,988
Operating expenses:
Selling expenses		$(1,316,344)	$(2,369,859)
General and administrative expenses		(809,564)	(1,426,797)
Total operating expenses		$(2,125,908)	$(3,796,656)
Income from operations		$4,738,453	$4,315,332
Other income and expenses:
Changes in the fair value of embedded derivatives		$-	$(1,239,000)
Other income		71,660	1,538,889
Other expenses		(6,924)	-
Total other income (expenses)		$64,736	$299,889
Income before taxes		$4,803,189	$4,615,221
Provision for income taxes		(1,262,956)	(1,378,471)
Net income		$3,540,233	$3,236,750

Earnings per share:
Basic		$0.21	$0.19
Diluted		$0.21	$0.23

Weighted average shares outstanding
Basic		17,080,000	17,080,000
Diluted		17,080,000	19,163,333

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Comprehensive Income	Capital & Statutory Reserves	Total
Balance- March 31, 2008	41,461,004	$4,146	$7,863,031	$29,827,144	$(2,438)	$3,677,590	$3,025,794	$44,395,267
Comprehensive income:
Net income				3,236,750				3,236,750
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-						825,899		825,899
Total comprehensive income								4,062,649
Balance- June 30, 2008	41,461,004	$4,146	$7,863,031	$33,063,894	$(2,438)	$4,503,489	$3,025,794	$48,457,916

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Three months ended June 30,
	2007	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,540,233	$3,236,750
Adjustment for:
Changes in the fair value of embedded derivatives	-	1,239,000
Depreciation	142,310	298,691
(Increase)/Decrease in accounts receivable	2,786,747	2,793,079
(Increase)/Decrease in inventories	6,318	(197,308)
(Increase)/Decrease in prepayments	(57,156)	211,580
Increase/(Decrease) in accounts payable	590,026	434,924
Increase/(Decrease) in income tax, surcharge tax and dividends withholding tax	622,305	588,686
Increase/(Decrease) in other payables and accruals, and value added tax payable	130,688	(136,326)
Increase/(Decrease) in interest payables	-	(121,402)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,761,471	$8,347,674
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	(533,080)	(7,193,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Effect of exchange rate changes on cash	$474,448	$740,436
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$7,702,839	$1,894,255
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	26,992,025	64,310,448
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$34,694,864	$66,204,703

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim financial statements of China-Biotics, Inc. (the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended March 31, 2008 as reported in the Form 10-KSB have been omitted.

As disclosed in Note 1 to our audited financial statements for fiscal year ended March 31, 2008, the share exchange between us and the shareholders of Sinosmart Group Inc. (“SGI”) had been accounted for in accordance with the accounting and financial reporting interpretations and guidance set out by the Securities and Exchange Commission (“SEC Interpretations and Guidance”) and accounting principles generally accepted in the United States of America (“US GAAP”). The share exchange was treated as a recapitalization of SGI, accompanied by a reverse acquisition of our company with SGI as the accounting acquirer. The unaudited interim financial statements presented herewith have been prepared on the following basis:

(a)
The Unaudited Condensed Consolidated Balance Sheet as of June 30, 2008 includes the accounts of SGI, Shining, Growing State Limited (“GSL”), Growing Bioengineering (Shanghai) Co. Limited (“GBS”) and our company.

(b)
The Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 reflect the result of operations of SGI, Shining, GSL, GBS and our company. The earnings per share as shown on the Unaudited Condensed Consolidated Statements of Operations were computed based on the weighted average number of shares of our outstanding common stock after giving effect to the recapitalization and reverse acquisition accounting treatment as set out in Note 1 to our audited financial statements for fiscal year ended March 31, 2008.

(c)
The Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity and the Unaudited Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2008 include the accounts of SGI, Shining, GSL, GBS and our company.

(d)
The Company adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, (“FIN48”) as of the first day of the first quarter of fiscal 2008. The Company has not otherwise materially changed its significant accounting policies.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2007	2008
Earnings per share - Basic
Income for the period	$3,540,233	$3,236,750
Basic average common stock outstanding	17,080,000	17,080,000
Net earnings per share	$0.21	$0.19

Earnings per share - Diluted
Income for the period	$3,540,233	$3,236,750
Change in fair value of embedded derivatives	-	1,239,000
	$3,540,233	$4,475,750
Diluted average common stock	17,080,000	19,163,333
Net earnings per share	$0.21	$0.23

 CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

3.	RISKS, UNCERTAINTIES, AND CONCENTRATIONS

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

As of June 30, 2008 the Group had cash deposits of $66 million placed with several banks in the People's Republic of China (“PRC”), which includes the Special Administrative Region of Hong Kong, where there is currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months ended June 30, 2007 and 2008, all of the Group's sales arose in the PRC. In addition, all accounts receivable as at June 30, 2008 also arose in the PRC.

(c)   Concentration of Customers

For the period ended June 30, 2008, there is a customer that accounted for 15.3% of our sales revenue. For the period ended June 30, 2007, no single customer accounted for more than 10% of our total sales.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

4.	ACCOUNTS RECEIVABLE

The Group's accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2008	June 30, 2008

Trade receivables	$13,214,531	$10,669,699
Less : Allowances for doubtful debt	-	-
	$13,214,531	$10,669,699

5.	INVENTORIES

The Group's inventories as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2008	June 30, 2008

Raw materials	$254,648	$243,310
Work-in-progress	9,943	48,893
Finished goods	143,767	325,057
	$408,358	$617,260

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT AND LAND USE RIGHT

The Group's property, plant and equipment and land use right as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2008	June 30, 2008

Land use right	$1,777,860	$1,816,455
Plant and machinery	6,493,190	7,363,649
Office equipment	3,293,598	3,365,098
Motor vehicles	109,186	201,284
Leasehold improvements	1,817,623	2,126,485
	13,491,457	14,872,971
Less: Accumulated depreciation	$(4,585,976)	(4,988,352)
	8,905,481	9,884,619
Construction in progress	$4,907,268	$12,301,656
	$13,812,749	$22,186,275

7.	TAX PAYABLES

The Group's tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2008	June 30, 2008

Value added tax and other taxes	$5,436,331	$5,476,227
Income tax	3,714,102	4,059,719
Surcharge tax	9,323,273	9,857,507
Dividends withholding tax	3,844,276	3,927,730
	22,317,982	$23,321,183

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

8.	TREASURY STOCK

The Group treated common stock repurchased but not yet canceled as treasury stock. Treasury stock is reported in the balance sheets and statements of changes in stockholders’ equity with its par value charged to common stock, and with the excess of the purchase price over par, if any, first charged against any available additional paid-in capital and the balance charged to retained earnings.

9.	INCOME TAXES

The income (loss) generated in the United States, the British Virgin Islands and the People's Republic of China (“PRC”) before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended June 30,
	2007	2008

Loss in the United States before income taxes	$-	$(1,271,879)
(Loss)/income in the British Virgin Islands before income taxes	(230,194)	411,931
Income in the PRC before income taxes	5,033,383	5,475,169
	$4,803,189	$4,615,221

The Company, which is incorporated in the United States and subject to the U.S. tax law, is subject to a statutory tax rate is 34%.

    Effective April 1, 2007, the Group adopted the Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”, (“FIN48”) which clarifies the accounting for uncertainty income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Group classifies interest and/or penalties related to unrecognized tax benefits as a component of income tax provisions. There is no material impact of FIN 48 on the Group’s consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

9.	INCOME TAXES (continued)

There is no income tax for companies not carrying out business activities in the British Virgin Islands. Accordingly, the Company’s financial statements do not present any income tax provisions or credits related to the British Virgin Islands tax jurisdiction.

The provision for income tax for the periods as presented in these financial statements are summarized as follows:

	Three months ended June 30,
	2007	2008

Current	$1,262,956	$1,378,471
Deferred	-	-
	$1,262,956	$1,378,471

As of June 30, 2007 and 2008, the Group had no deferred tax assets and liabilities.

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

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended June 30,
	2007	2008

Computed tax at the local PRC statutory rate (2007:33%, 2008:25%)	$1,585,052	$1,153,805
Non-deductible items	75,964	432,439
Non-taxable items	-	(102,983)
Effect of different tax rate in other jurisdiction	-	(114,469)
Valuation allowance	9,014	(200,951)
Tax concession	(910,925)	(326,995)
Surcharge at 0.5% per day on accrued taxes	503,851	537,625
Total provision for income at effective rate	$1,262,956	$1,378,471

As at June 30, 2008, one of the Company’s PRC subsidiaries has incurred tax losses which can be carried forward to a maximum of 5 years of approximately US$1,001,698 (2007: US$143,863).

The valuation allowance was primarily the result of the tax losses carry forwards that management believes may not be fully utilizable because of the uncertainty regarding the tax deductibility of expenses incurred by certain subsidiaries of the Company. There are no other material temporary differences.

The Group has its principal operations in the People's Republic of China (“PRC”). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It had been the belief of the Group's management that its PRC operations were exempt from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities regarding the tax exempt status of its PRC operations. In January 2006, management of the Group's PRC operations took initiative to make tax payments to the PRC tax authorities for the Calendar year 2005, and has made accrual for all applicable tax liabilities, plus surcharge, for all prior Calendar years were reflected in the Group's financial statements. According to PRC tax regulations, the Group may be subject to potential penalties for the late payment of taxes calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of June 30, 2007 and 2008. No provision for the potential tax penalties has been made in the Group’s financial statements as management of the Group believes that the probability of penalties being assessed is low because the Company’s PRC subsidiary has timely paid all taxes due.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

10.	COMMITMENTS

(a)   Operating Leases

The Group leases office space, warehouse facilities and retail shops under non-cancelable operating agreements that expire at various dates through 2007 and 2008. As of the balance sheet dates as presented in these financial statements, the amount of future minimum lease payment under the above-mentioned operating leases were as follows:

	March 31,	June 30,
	2008	2008

Payable within
the next twelve months	$556,907	$554,086
the next 13th to 24th months	111,670	58,514
the next 25th to 36th months	-	-
the next 37th to 48th months	-	-
the next 49th to 60th months	-	-
Thereafter	-	-
	$668,577	$612,600

(b)   Land lease

On March 21, 2006, the Company's wholly-owned subsidiary, GSL, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which the Company will construct a plant consisting bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with the room for expansion to 300 tons per year. This agreement contemplates a land deposit of $210,083 and was paid on April 5, 2006. This deposit is to be refunded when both the land use right is fully paid and the approval documents are released by the Shanghai Qingpu local government authorities. There are no future lease payments under this land lease.

(c)   Capital commitments

During the year ended of June 30, 2008, GSL entered into the agreements with the contractors to construct a plant consisting bulk manufacturing facilities in the Shanghai Qingpu Industrial Park District. The amount of future payment is $9,634,101 which was contracted, but not provided for as of June 30, 2008.

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

 The Company accounted for the net proceeds from the issuance of the Note as two separate components; an embedded derivative component (conversion option with mandatory conversion feature) and a debt component. The Company determined the initial carrying value of the debt component by subtracting the fair value of embedded derivatives amounted to US$9,118,000 from the net proceeds received from the issuance of the Note. This resulted in US$15,882,000 initial carrying amount of the debt component.

On January 1, 2008, the Company adopted SFAS No.157, “Fair Value Measurements”, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year.

SFAS 157 establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity an that are significant to the fair value of the assets or liabilities.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

As of June 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its derivative instruments related to its 2007 Notes. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at June 30, 2008:

	Fair Value Measurements as at June 30, 2008
	Balance at June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents (1)	$66,204,703	$66,204,703	$-	$-
Derivative liability - conversion rights (2)	$6,991,000	$-	$-	$6,991,000

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.

(2)	Represents the conversion rights included in the Company’s 2007 Notes. Included in non-current liabilities on the accompanying condensed consolidated balance sheet.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2008 to June 30, 2008:

Derivative Liability - Conversion Rights

Balance at January 1, 2008	$9,118,000
Adjustment to fair value included in earnings (1)	(2,127,000)
Balance at June 30, 2008	$6,991,000

(1)
The derivative conversion option is revalued at the end of each reporting period and the resulting difference is included in the results of operations. For the six months ended June 30, 2008, the net adjustment to fair value resulted in a gain of $2.13 million and is included in “Changes in the fair value of embedded derivatives” on the accompanying condensed consolidated statement of operations.

The estimated fair value of the embedded derivatives as of March 31, 2008 and June 30, 2008 was $5,752,000 and $6,991,000 respectively. The change in the fair value of the embedded derivatives amounted to $1,239,000 was charged to the consolidated statement of operations.

The fair values of the embedded derivatives was determined using the Binomal Model based on the following assumptions:

	March 31, 2008		June 30, 2008

Risk-free rate of return	1.70%		2.92%
Time to expiration	2.66	years	2.45	years
Volatility rate	65%		50%
Dividend yield	-		-

At the period ended June 30, 2008, the Note interest amounted to $2,157,370 was capitalized under construction in progress.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following "Management’s Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend, ” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

You should not rely on forward-looking statements as predictions of future events or results. Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions, risks and uncertainties and other factors which could cause actual events or results to be materially different from those expressed or implied in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks described in this Form 10-Q under “Risk Factors” and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this report, except as required by applicable law.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” are to the combined business of China-Biotics, Inc. (“the Company”) and its wholly-owned direct subsidiaries, Sinosmart Group Inc. (“SGI”) and Growing State Limited (“GSL”), and SGI's wholly-owned subsidiary, Shanghai Shining Biotechnology Co. Ltd. (“Shining”), and GSL's wholly-owned subsidiary, Growing Bioengineering (Shanghai) Co. Ltd. (“GBS”). References to “China” or to the “PRC” are references to the People's Republic of China. All references to “dollars” or “$”refers to United States dollars.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are mainly sold in the Greater Shanghai region.

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the three months ended June 30, 2008, over 80% of our sales revenue comprises amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days' credits are given to the distributors.

We intend to expand our sales to other cities in China through a combination of distributors and our outlets (training and logistics centers). In this regard, we intend to open over 300 outlets by the end of fiscal year 2009. As at June 30, 2008, we have opened 83 outlets in Shanghai and 8 other cities in China (as of June 30, 2007, we had 14 retail outlets). Our management believes that as China becomes more affluent, its citizens are becoming more health conscious. This has led to higher demand for health and functional food such as probiotics and yogurt.

In addition, probiotics are increasingly used as additives in the production of infant formula. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics will be added to baby milk powders produced in China. Currently, the probiotics used in China for such purposes are imported. To capitalize on what we believe is a significant opportunity in this area, we are constructing a new plant that will enable us to capture the anticipated demand for food additives.

We expect the new plant will commence production in the fourth quarter of calendar year 2008 and start to make contribution to our earnings in fiscal year 2009. The cost of the new plant, which is expected to be approximately $27.5 million for the first phase, will be funded by cash received from the convertible promissory notes issued in December 2007 and internal sources of funds. In this regard, we have leased 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which we will construct the new bulk manufacturing facilities. The new plant will have an initial capacity of 150 tons per year with room for expansion to 300 tons per year.

In preparation for the new plant commencing operations later this year, we have been in discussions with a large number of potential customers for our food additive products. As at June 30, 2008, we have already signed up 4 customers for this business, including Bright Dairy, one of the largest dairy product suppliers in China. During the last quarter, we have accelerated the pace of customer acquisition efforts. We have created formulations for testing by many potential customers. The need to create a large number of new products for potential customers is pushing the capacity of our current production facility. In this regard, we have been carefully managing the use of our production capacity and selectively increasing the price of our products to make sure that we strike a balance between achieving current and future sales.

Results of Operations

Quarter Ended June 30, 2007 Compared with the Quarter Ended June 30, 2008

Our net income was $3.24 million in the quarter ended June 30, 2008. This included $1.24 million deficit arising from the revaluation of the conversion feature embedded in the convertible notes issued in December 2007 as required by FAS133. Excluding this revaluation deficit, our net income was $4.48 million, which was 26.55% above our net income of $3.54 million for the quarter ended June 30, 2007. The increase of net income before the revaluation deficit, resulted from a combination of volume and price increases. Shining Essence continued to be our best selling product, accounting for 40% of our sales revenue in the quarter ended June 30, 2008 (55% in the quarter ended June 30, 2007).

Our results for the quarters ended June 30, 2007 and 2008 are summarized below:

	Three months ended June 30, 2007		Three months ended June 30, 2008
	Amount	% of Net sales	Amount	% of Net sales

Net sales	$9,515,333	100.00%	$11,370,657	100.00%
Cost of sales	(2,650,972)	-27.86%	(3,258,669)	-28.66%
Gross profit	$6,864,361	72.14%	$8,111,988	71.34%
Operating expenses:
Selling expenses	$(1,316,344)	-13.83%	$(2,369,859)	-20.84%
General and administrative expenses	(809,564)	-8.51%	(1,426,797)	-12.55%
Total operating expenses	$(2,125,908)	-22.34%	$(3,796,656)	-33.39%
Income from operations	$4,738,453	49.80%	$4,315,332	37.95%
Other income and expenses:
Changes in the fair value of embedded derivatives	$-	0.00%	$(1,239,000)	-10.90%
Other income	71,660	0.75%	1,538,889	13.53%
Other expenses	(6,924)	-0.07%	-	0.00%
Total other income (expenses)	$64,736	0.68%	$299,889	2.64%
Income before taxes	$4,803,189	50.48%	$4,615,221	40.59%
Provision for income taxes	(1,262,956)	-13.27%	(1,378,471)	-12.12%
Net income	$3,540,233	37.21%	$3,236,750	28.47%

Reconciliation of Non-GAAP Net Income

	Three months ended June 30,
	2007	2008
Net Income	3,540,233	4,475,750
Adjustments
Non-cash deficit arising from change in the fair value of embedded derivatives	-	(1,239,000)
Amount per consolidated statement of operations	3,540,233	3,236,750

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the quarters ended June 30, 2007 and 2008 comprised of the following:

	Three months ended June 30,
	2007	2008
Invoiced value on sales	9,576,723	11,810,902
Less: sales discount	-	(365,489)
Less : sales tax	(61,390)	(74,756)
	9,515,333	11,370,657

Net sales of $11,370,657 for the quarter ended June 30, 2008 were 19.5% above the net sales of $9,515,333 for the quarter ended June 30, 2007. The increase was mainly because of an increase in overall sales volume arising from new product sales (offsetting decrease in sales volume of existing products) and increases in the sales price of selected products.

The contributions of each product as a percentage of invoiced value on sales for the quarters ended June 30, 2007 and 2008 are summarized below:

	Three months ended June 30,
	2007	2008
Shining Essence Capsules	54.53%	40.45%
Shining Signal Capsules	14.35%	10.34%
Shining Golden Shield Capsules	13.99%	12.19%
Shining Energy Capsules	12.11%	11.56%
Shining Essence Stomach Protection Capsules	-%	3.82%
Shining Probiotics Protein Powder	-%	5.86%
Other products	5.03%	6.95%
	100.00%	91.17%
Bulk additives	-%	8.83%
	100.00%	100.00%

Unit volume and unit prices comparatives (on the invoiced value of sales) for the quarters ended June 30, 2007 and 2008 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended June 30,
	2007			2008
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	2%	-1%	1%	-22%	6%	-17%
Shining Signal Capsules	-14%	-4%	-17%	-27%	9%	-20%
Shining Golden Shield Capsules	65%	6%	75%	-15%	18%	0%
Shining Energy Capsules	52%	6%	61%	-13%	23%	7%
Shining Essence Stomach Protection Capsules	N/A %	N/A %	N/A %	100%	100%	100%
Shining Probiotics Protein Powder	N/A %	N/A %	N/A %	100%	100%	100%
Other products	855%	57%	1,399%	214%	39%	336%

Bulk additives	N/A	%	N/A	%	N/A	%	100%	100%	100%

Cost of sales

Cost of sales for the quarter ended June 30, 2008 was $3,258,669 compared with $2,650,972 for the quarter ended June 30, 2007. The increase in cost of sales was primarily because of increases in the cost of packaging materials and the overall sales volume.

Unit volume and unit costs comparatives for the quarters ended June 30, 2007 and 2008 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended June 30,
	2007			2008
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	2%	-8%	-6%	-22%	16%	-10%
Shining Signal Capsules	-14%	-6%	-19%	-27%	5%	-23%
Shining Golden Shield Capsules	65%	-5%	57%	-15%	11%	-6%
Shining Energy Capsules	52%	11%	69%	-13%	34%	16%
Shining Essence Stomach Protection Capsules	N/A %	N/A %	N/A %	100%	100%	100%
Shining Probiotics Protein Powder	N/A %	N/A %	N/A %	100%	100%	100%
Other products	855%	241	3,156%	214%	-95%	-84%

Bulk additives	N/A	%	N/A	%	N/A	%	100%	100%	100%

Gross profit

Gross profit for the quarter ended June 30, 2008 was $8,111,988 compared with $6,864,361 for the quarter ended June 30, 2007. The increase in gross profit was primarily due to an increase in overall sales volume and increases in sales price of selected products.

The average gross profit percentage for all of our products for the quarters ended June 30, 2007 and 2008 is summarized below:

	Three months ended June 30,
	2007	2008

Average for all products	72.14%	71.34%

Gross profit margin increased from 66.6% in the quarter ended March 31, 2008 to 71.3% this quarter as a result of increases in sales price of selected products.

Selling expenses

Selling expenses were $2,369,859 or 20.84% of net sales for the quarter ended June 30, 2008 compared with $1,316,344 or 13.83% of net sales for the quarter ended June 30, 2007. The operating costs of the retail outlets are included as selling expenses. The increase in selling expenses was primarily caused by the roll out of retail outlets. As of June 30, 2008, we had a total of 83 retail outlets in operation compared with 14 outlets as of June 30, 2007.

General and administrative expenses

General and administrative expenses were $1,426,797 or 12.55% of net sales for the quarter ended June 30, 2008 compared with 809,564 or 8.51% of net sales for the quarter ended June 30, 2007. The increase of $617,233 was primarily due to the additional research cost of $401,607 related to the development and launching of new products, and staff and administrative costs incurred in connection with the construction of the new plant. As of June 30, 2008, we had a total of 339 employees, compared with 208 as of June 30, 2007.

Other Income

Other income of $1.54 million for the quarter ended June 30, 2008, comprised foreign currency gains arising from the conversion of US dollars and Hong Kong dollars to Renminbi.

Provision for income taxes

Provision for income taxes was $1.26 million and $1.38 million for the quarters ended June 30, 2007 and 2008, respectively. Excluding the $1.24 million deficit on revaluation of the convertible note, income before taxes was $5.85 million for the first quarter of fiscal year 2009 compared with $4.8 million for 2008. The increase in income tax payable is attributable to an increase in operating profit.

Income tax payable increased despite a decrease in operating profit because of pre-operating expenses incurred in connection with the construction of the new plant. The new plant is held by a PRC subsidiary set up for the purpose and the pre-operating expenses have given rise to tax losses in that subsidiary. These losses will offset income generated in that subsidiary when the new plant commences operations.

Segment reporting

We have adopted the “products” approach for segment reporting. For the quarters ended June 30, 2007 and 2008, we had only one reporting segment--the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Liquidity and Capital Resources

We had cash of $66.20 million and working capital of $50.75 million as of June 30, 2008, and cash of $34.69 million and working capital of $24.77 million as of June 30, 2007. Cash generated from operations was $8.35 million in the quarter ended June 30, 2008 and $7.76 million in the quarter ended June 30, 2007. The cash generated from operations of $8.35 million was higher than the net income of $3.24 million due to the non-cash deficit of revaluation of convertible notes of $1.24 million and lower working capital needs resulting from better working capital management.

We had capital expenditures totaling $7.2 million in the quarter ended June 30, 2008, mainly in connection with the construction of the new plant. We spent $0.5 million on fixed assets in the quarter ended June 30, 2007.

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

We did not have any changes related to financing activities for the quarters ended June 30, 2007 and 2008.

Taking into account our current cash position and our anticipated cash flows from operations, we expect we will be able to meet all our funding needs, including payments required in the next twelve months to settle our contractual obligations, for the construction of our new plant and for our opening of new outlets. No assurance, however, can be given that our business plan will succeed. In the event that our business plan does not materialize as predicted, we may need to seek for external financing to fund our expansion plan. There can be no assurance that we will be able to raise needed capital on favorable terms, if at all. In addition, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds.

Inflation

In the fourth quarter of 2008 fiscal year, there had been significant increases in pulp and paper costs. As a result, our cost of production increased which led to a decrease in our gross profit margin in the quarter ended March 31, 2008. There had also been significant increases in steel costs which led to increases in the cost of construction of our new plant. These costs appear to have stabilized in the current quarter.

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

 Research and Development Expenditures

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research to develop products that address specific health problems using our core technology and Chinese medicine to create genetically engineered drugs and drug delivery solutions and expand our product line. We incurred research and development costs of approximately $709,919 and $308,312 in the three months ended June 30, 2008 and June 30, 2007, respectively.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-KSB for the fiscal year ended March 31, 2008, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended June 30, 2007 and 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We have not experienced situations causing us to caste doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $10,669,699 as of June 30, 2008, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form-10Q and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of June 30, 2007 and 2008. Following the adoption of FIN48, the Group has reserved for the surcharges payable for the fiscal year 2008. We consider it is more likely than not that the associated penalty will not need to be paid.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards with nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for periods beginning after December 15, 2008 with early adoption prohibited. FSP EITF 03-6-1 requires that all prior-period earnings per share data be adjusted retrospectively to conform with the FSP provisions. The management is currently evaluating the impact of FSP EITF 03-6-1 on its consolidated results of operations and financial condition.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA-BIOTICS, INC. (Registrant)
/s/ Raymond Li
Date: August 14, 2008	Raymond Li Chief Financial Officer