Form 10-Q
period 2008-09-30
CHINA-BIOTICS, INC
filed 2008-11-10
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the Transition Period from _______ to _________

001-34123
(Commission File Number)

CHINA-BIOTICS, INC.
(Exact Name of registrant as specified in its charter)

Delaware	98-0393071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 999 Ningqiao Road
Jinqiao Export Processing Zone
Pudong, Shanghai 201206
People's Republic of China
 (Address of Principal Executive Offices)

Telephone number: (86 21) 5834 9748
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☒

As of November 10, 2008, 17,080,000 shares of the Issuer's common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	September 30, 2008	March 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$65,633,495	$64,310,448
Accounts receivable	10,447,251	13,214,531
Other receivables	243,497	238,835
Inventories	765,640	408,358
Prepayment	1,828,612	1,806,605
Total current assets	$78,918,495	$79,978,777
Property, plant and equipment and land use right	27,309,641	13,812,749
Total assets	$106,228,136	$93,791,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,448,485	$2,786,180
Tax payables	24,094,685	22,317,982
Other payables and accruals	2,127,050	1,792,156
Total current liabilities	$29,670,220	$26,896,318
Non-current liabilities
Convertible note, with embedded derivatives of $5,087,000, net of discount of $7,341,762 as of September 30, 2008	$22,745,238	$22,197,635
Interest payable	740,628	302,306

Total non-current liabilities	$23,485,866	$22,499,941
Commitments and contingencies
Stockholders' equity:
Common stock (par value of $0.0001, 100,000,000 shares authorized, 41,461,004 shares issued and outstanding as of September 30, 2008)	$4,146	$4,146
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	37,536,014	29,827,144
Treasury stock at cost (24,381,004 shares)	(2,438)	(2,438)
Accumulated other comprehensive income	4,645,503	3,677,590
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders' equity	$53,072,050	$44,395,267
Total liabilities and stockholders' equity	$106,228,136	$93,791,526

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Net sales	$11,495,249	$7,820,163	$22,865,906	$17,335,496
Cost of sales	(3,462,853)	(2,205,623)	(6,721,522)	(4,856,595)
Gross profit	$8,032,396	$5,614,540	$16,144,384	$12,478,901
Operating expenses:
Selling expenses	$(2,813,563)	$(1,561,936)	$(5,183,422)	$(2,878,280)
General and administrative expenses	(1,438,137)	(1,087,053)	(2,864,933)	(1,896,617)
Total operating expenses	$(4,251,700)	$(2,648,989)	$(8,048,355)	$(4,774,897)
Income from operations	$3,780,696	$2,965,551	$8,096,029	$7,704,004
Other income and expenses:
Changes in the fair value of embedded derivatives	$1,904,000	$-	$665,000	$-
Other income	157,468	282	1,862,988	71,942
Other expenses	(50,947)	(13,011)	(217,579)	(19,935)
Total other income (expenses)	$2,010,521	$(12,729)	$2,310,409	$52,007
Income before taxes	$5,791,217	$2,952,822	$10,406,438	$7,756,011
Provision for income taxes	(1,319,097)	(982,689)	(2,697,568)	(2,245,645)
Net income	$4,472,120	$1,970,133	$7,708,870	$5,510,366

Earnings per share:
Basic	$0.26	$0.11	$0.45	$0.32
Diluted	$0.13	$0.11	$0.37	$0.32

Weighted average shares outstanding
Basic	17,080,000	17,080,000	17,080,000	17,080,000
Diluted	19,163,333	17,080,000	19,163,333	17,080,000

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in US Dollars)

	Common Stock					Accumulated	Capital &
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Comprehensive Income	Statutory Reserves	Total
Balance- March 31, 2008	41,461,004	$4,146	$7,863,031	$29,827,144	$(2,438)	$3,677,590	$3,025,794	$44,395,267
Comprehensive income:
Net income				7,708,870				7,708,870
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0						967,913		967,913
Total comprehensive income								8,676,783
Balance- September 30, 2008	41,461,004	$4,146	$7,863,031	$37,536,014	$(2,438)	$4,645,503	$3,025,794	$53,072,050

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Six months ended September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$7,708,870	$5,510,366
Adjustment for:
Changes in the fair value of embedded derivatives	(665,000)	-
Depreciation	863,740	349,111
(Increase)/Decrease in accounts receivable	3,044,946	5,992,036
(Increase)/Decrease in inventories	(344,093)	(383,380)
(Increase)/Decrease in prepayments	19,822	(1,693,248)
Increase/(Decrease) in accounts payable	586,894	239,274
Increase/(Decrease) in income tax, surcharge tax and dividends withholding tax	1,249,548	828,172
Increase/(Decrease) in other payables and accruals, and value added tax payable	205,230	348,841
NET CASH PROVIDED BY OPERATING ACTIVITIES	$12,669,957	$11,191,172
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	$(11,662,222)	$(4,027,160)
CASH FLOWS USED IN FINANCING ACTIVITIES
Interest paid	$(556,164)	$-
Effect of exchange rate changes on cash	$871,476	$1,065,937
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$1,323,047	$8,229,949
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	64,310,448	26,992,025
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$65,633,495	$35,221,974

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for he the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and six month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2008. There have been no material changes in the significant accounting policies followed by us during the three and six month periods ended September 30, 2008.

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

The following table sets forth the computation of basic and diluted earnings per share:
	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Earnings per share - Basic
Income for the period	$4,472,120	$1,970,133	$7,708,870	$5,510,366
Basic average common stock outstanding	17,080,000	17,080,000	17,080,000	17,080,000
Net earnings per share	$0.26	$0.11	$0.45	$0.32

Earnings per share - Diluted
Income for the period	$4,472,120	$1,970,133	$7,708,870	$5,510,366
Change in fair value of embedded derivatives	(1,904,000)	-	(665,000)	-
	$2,568,120	$1,970,133	$7,043,870	$5,510,366
Basic average common stock outstanding	17,080,000	17,080,000	17,080,000	17,080,000
Diluted effect from embedded derivatives	2,083,333	-	2,083,333	-
Diluted average common stock	19,163,333	17,080,000	19,163,333	17,080,000
Net earnings per share	$0.13	$0.11	$0.37	$0.32

 CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

3.	RISKS, UNCERTAINTIES, AND CONCENTRATIONS

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

As of September 30, 2008 the Group had cash deposits of $65.6 million placed with several banks in the People's Republic of China (“PRC”), which includes the Special Administrative Region of Hong Kong, where there is currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months and six months ended September 30, 2007 and 2008, all of the Group's sales arose in the PRC. In addition, all accounts receivable as at September 30, 2008 also arose in the PRC.

(c)   Concentration of Customers

For the period ended September 30, 2008, there is a customer that accounted for 12%of our sales revenue. For the period ended September 30, 2007, there is a customer accounted for 17% of our total sales.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

4.	ACCOUNTS RECEIVABLE

The Group's accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

	September 30, 2008	March 31, 2008

Trade receivables	$10,447,251	$13,214,531
Less : Allowances for doubtful debt	-	-
	$10,447,251	$13,214,531

5.	INVENTORIES

The Group's inventories as of the balance sheet date as presented in these financial statements are summarized as follows:

	September 30, 2008	March 31, 2008

Raw materials	$264,554	$254,648
Work-in-progress	169,827	9,943
Finished goods	331,259	143,767
	$765,640	$408,358

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT AND LAND USE RIGHT

The Group's property, plant and equipment and land use right as of the balance sheet date as presented in these financial statements are summarized as follows:

	September 30, 2008	March 31, 2008

Land use right	$1,876,078	$1,777,860
Plant and machinery	7,383,837	6,493,190
Office equipment	3,374,323	3,293,598
Motor vehicles	245,653	109,186
Leasehold improvements	2,394,485	1,817,623
	15,274,376	13,491,457
Less: Accumulated depreciation	$(5,566,705)	(4,585,976)
	9,707,671	8,905,481
Construction in progress	$17,601,970	$4,907,268
	$27,309,641	$13,812,749

7.	TAX PAYABLES

The Group's tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	September 30, 2008	March 31, 2008

Value added tax and other taxes	$5,540,379	$5,436,331
Income tax	4,181,744	3,714,102
Surcharge tax	10,434,063	9,323,273
Dividends withholding tax	3,938,499	3,844,276
	24,094,685	$22,317,982

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

8.	TREASURY STOCK

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

The income (loss) generated in the United States, the British Virgin Islands and the People's Republic of China (“PRC”) before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Income in the United States before income taxes	$1,760,181	$-	$488,302	$-
(Loss)/ Income in the British Virgin Islands before income taxes	55,987	(271,765)	467,918	(501,959)
Income in the PRC before income taxes	3,975,049	3,224,587	9,450,218	8,257,970
	$5,791,217	$2,952,822	$10,406,438	$7,756,011

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

The provision for income tax for the periods as presented in these financial statements are summarized as follows:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007

Current	$1,319,097	$982,689	$2,697,568	$2,245,645
Deferred	-	-	-	-
	$1,319,097	$982,689	$2,697,568	$2,245,645

As of September 30, 2007 and 2008, the Group had no deferred tax assets and liabilities.

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

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Computed tax at the local PRC statutory rate (2007:33%, 2008:25%)	$1,447,804	$974,432	$2,601,609	$2,559,484
Non-deductible items	12,228	89,682	444,667	165,646
Non-taxable items	(624,686)	(61,228)	(727,669)	(61,228)
Effect of different tax rate in other jurisdiction	158,416	-	43,947	-
Valuation allowance	74,575	17,704	(126,376)	26,719
Tax concession	(299,134)	(556,686)	(626,129)	(1,467,612)
Surcharge at 0.5% per day on accrued taxes	549,894	518,785	1,087,519	1,022,636
Total provision for income at effective rate	$1,319,097	$982,689	$2,697,568	$2,245,645

As at September 30, 2008, one of the Company’s PRC subsidiaries has incurred tax losses which can be carried forward to a maximum of 5 years of approximately US$697,142 (2007: US$215,814).

The valuation allowance was primarily the result of the tax losses carry forwards that management believes may not be fully utilizable because of the uncertainty regarding the tax deductibility of expenses incurred by certain subsidiaries of the Company. There are no other material temporary differences.

The Group has its principal operations in the People's Republic of China (“PRC”). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It had been the belief of the Group's management that its PRC operations were exempt from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities regarding the tax exempt status of its PRC operations. In January 2006, management of the Group's PRC operations took initiative to make tax payments to the PRC tax authorities for the Calendar year 2005, and has made accrual for all applicable tax liabilities, plus surcharge, for all prior Calendar years were reflected in the Group's financial statements. According to PRC tax regulations, the Group may be subject to potential penalties for the late payment of taxes calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of September 30, 2007 and 2008. No provision for the potential tax penalties has been made in the Group’s financial statements as management of the Group believes that the probability of penalties being assessed is low because the Company’s PRC subsidiary has timely paid all taxes due.

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

(a)   Operating Leases

The Group leases office space, warehouse facilities and retail shops under non-cancelable operating agreements that expire at various dates through 2007 and 2008. As of the balance sheet dates as presented in these financial statements, the amount of future minimum lease payment under the above-mentioned operating leases were as follows:

	September 30,	March 31,
	2008	2008

Payable within
the next twelve months	$540,118	$556,907
the next 13th to 24th months	24,132	111,670
the next 25th to 36th months	-	-
the next 37th to 48th months	-	-
the next 49th to 60th months	-	-
Thereafter	-	-
	$564,250	$668,577

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

(c)   Capital commitments

During the period ended of September 30, 2008, GSL entered into the agreements with the contractors to construct a plant consisting bulk manufacturing facilities in the Shanghai Qingpu Industrial Park District. The amount of future payment is $7,928,369 which was contracted, but not provided for as of September 30, 2008.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

The estimated fair value of the embedded derivatives as of March 31, 2008 and September 30, 2008 was $5,752,000 and $5,087,000 respectively. The change in the fair value of the embedded derivatives amounted to $665,000 was charged to the consolidated statement of operations.

The fair values of the embedded derivatives was determined using the Binomal Model based on the following assumptions:

	March 31, 2008		September 30, 2008

Risk-free rate of return	1.70%		2.29%
Time to expiration	2.66	years	2.17	years
Volatility rate	65%		53%
Dividend yield	-		-

At as September 30, 2008, the Note interest amounted to $3,325,085 was capitalized under construction in progress.

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” are to the combined business of China-Biotics, Inc. (the “Company”) and its wholly-owned direct subsidiaries, Sinosmart Group Inc. (“SGI”) and Growing State Limited (“GSL”), and SGI's wholly-owned subsidiary, Shanghai Shining Biotechnology Co. Ltd. (“Shining”), and GSL's wholly-owned subsidiary, Growing Bioengineering (Shanghai) Co. Ltd. (“GBS”). References to “China” or to the “PRC” are references to the People's Republic of China. All references to “dollars” or “$” refers to United States dollars.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are mainly sold in the Greater Shanghai region.

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the three months and six months ended September 30, 2008, approximately 80% of our sales revenue comprises amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days' credits are given to the distributors.

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

In recent months, milk samples (including samples of infant formula) from several Chinese dairy companies, including the three largest producers, were found to have been tainted with melamine, an industrial chemical. In September 2008, China’s State Council, officiated by Premier Wen Jiabao, elected to take steps to conduct comprehensive testing of dairy products and carry out other industry reforms. Although sales of Chinese dairy products have fallen significantly as a result of the melamine scandal, there has not been a significant impact on our business to date as our current sales to the dairy industry are minimal. We believe that the strengthening of product quality and testing standards in the dairy industry are a positive development for domestic suppliers that operate to high international standards. We are engaged in discussion and qualification processes with several large global suppliers of infant formula and dairy products to the China market, and believe that we are well-positioned to benefit as more stringent requirements are implemented in the industry. We are also in discussions with a number of suppliers of bakery, dairy and pharmaceutical products in preparation for the opening of our new plant. Therefore, although the full scope of the melamine problem remains unknown, we do not foresee that it will have a material negative effect on our business and results of operations.

We expect our new plant will commence production in the fourth quarter of calendar year 2008 and start to make contribution to our earnings in fiscal year 2009. The cost of the new plant, which is expected to be approximately $27.5 million for the first phase, will be funded by cash received from the convertible promissory notes issued in December 2007 and internal sources of funds. In this regard, we have leased 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which we will construct the new bulk manufacturing facilities. The new plant will have an initial capacity of 150 tons per year with room for expansion to 300 tons per year.

In preparation for the new plant commencing operations later this year, we have been in discussions with a large number of potential customers for our food additive products. As at September 30, 2008, we have already signed up 5 customers for this business. During the last quarter, we have accelerated the pace of customer acquisition efforts. We have created formulations for testing by many potential customers. The need to create a large number of new products for potential customers is pushing the capacity of our current production facility. In this regard, we have been carefully managing the use of our production capacity and selectively increasing the price of our products to make sure that we strike a balance between achieving current and future sales.

In connection with the expansion of our retail business, we originally intended to open 300 outlets by the end of fiscal year 2009. As at September 30, 2008, we have opened 110 outlets in Shanghai and 12 other cities in China (as of September 30, 2007, we had 22 retail outlets in Shanghai and Changchun). In the last two quarters, we have accelerated customer acquisition efforts and dedicated a significant amount of management efforts and production capacity for this purpose. With the limited production capacity that we have in our existing production facility, management believes that it is prudent to slow the pace of opening new retail outlets so that we can focus on completing the new plant on time and signing on customers to take up the capacity of our new plant when it is up and running. We now intend to open 300 outlets during fiscal year 2010.

Results of Operations

Quarter Ended September 30, 2007 Compared with the Quarter Ended September 30, 2008

Our net income was $4.47 million in the quarter ended September 30, 2008. This included $1.90 million surplus arising from the revaluation of the conversion feature embedded in the convertible notes issued in December 2007 as required by FAS133. Excluding this revaluation surplus, our net income was $2.57 million, which was 30.5% higher than our net income of $1.97 million for the quarter ended September 30, 2007. The increase of net income before the revaluation surplus, resulted from a combination of volume and price increases. Shining Essence continued to be our best selling product, accounting for 38% of our sales revenue in the quarter ended September 30, 2008 (63% in the quarter ended September 30, 2007).

Our results for the three months and six months ended September 30, 2007 and 2008 are summarized below:

	Three months ended September 30, 2008		Three months ended September 30, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$11,495,249	100.00%	$7,820,163	100.00%
Cost of sales	(3,462,853)	-30.12%	(2,205,623)	-28.20%
Gross profit	$8,032,396	69.88%	$5,614,540	71.80%
Operating expenses:
Selling expenses	$(2,813,563)	-24,48%	$(1,561,936)	-19.97%
General and administrative expenses	(1,438,137)	-12.51%	(1,087,053)	-13.90%
Total operating expenses	$(4,251,700)	-36.99%	$(2,648,989)	-33.87%
Income from operations	$3,780,696	32.89%	$2,965,551	37.93%
Other income and expenses:
Change in the fair value of embedded derivatives	$1,904,000	16.56%	$-	-%
Other income	157,468	1.37%	282	0%
Other expenses	(50,947)	-0.44%	(13,011)	-0.17%
Total other income (expenses)	$2,010,521	17.49%	$(12,729)	-0.17%
Income before taxes	$5,791,217	50.38%	$2,952,822	37.76%
Provision for income taxes	(1,319,097)	-11.48%	(982,689)	-12.57%

Net income	$4,472,120	38.90%	$1,970,133	25.19%

	Six months ended September 30, 2008		Six months ended September 30, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$22,865,906	100.00%	$17,335,496	100.00%
Cost of sales	(6,721,522)	-29.40%	(4,856,595)	-28.02%
Gross profit	$16,144,384	70.60%	$12,478,901	71.98%
Operating expenses:
Selling expenses	$(5,183,422)	-22.67%	$(2,878,280)	-16.60%
General and administrative expenses	(2,864,933)	-12.53%	(1,896,617)	-10.94%
Total operating expenses	$(8,048,355)	-35.20%	$(4,774,897)	-27.54%
Income from operations	$8,096,029	35.40%	$7,704,004	44.44%
Other income and expenses:
Change in the fair value of embedded derivatives	$665,000	2.91%	$-	-%
Other income	1,862,988	8.15%	71,942	0.41%
Other expenses	(217,579)	-0.95%	(19,935)	-0.11%
Total other income (expenses)	$2,310,409	10.11%	$52,007	0.30%
Income before taxes	$10,406,438	45.51%	$7,756,011	44,74%
Provision for income taxes	(2,697,568)	-11.80%	(2,245,645)	-12.95%

Net income	$7,708,870	33.71%	$5,510,366	31.79%

Reconciliation of Non-GAAP Net Income

	Three months ended September 30,
	2008	2007
Net Income	4,472,120	1,970,133
Adjustments
Non-cash surplus arising from change in the fair value of embedded derivatives	(1,904,000)	-
Amount per consolidated statement of operations	2,568,120	1,970,133

	Six months ended September 30,
	2008	2007
Net Income	7,708,870	5,510,366
Adjustments
Non-cash surplus arising from change in the fair value of embedded derivatives	(665,000)	-
Amount per consolidated statement of operations	7,043,870	5,510,366

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months and six months ended September 30, 2007 and 2008 comprised the following:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Invoiced value on sales	$11,963,213	$8,235,126	$23,774,115	$17,811,850
Less: sales discount	(393,086)	(364,820)	(758,576)	(360,820)
Less : sales tax	(74,878)	(50,143)	(149,633)	(111,534)
	$11,495,249	$7,820,163	$22,865,906	$17,335,496

Net sales of $11,495,249 for the quarter ended September 30, 2008 were 47.0% above the net sales of $7,820,163 for the quarter ended September 30, 2007. Net sales of $22,865,906 for the six months ended September 30, 2008 were 31.9% above the net sales of $17,335,496 for the six months ended September 30, 2007. The increase was mainly because of an increase in overall sales volume arising from new product sales (offsetting decrease in sales volume of existing products) and increases in the sales price of selected products.

The contributions of each product as a percentage of the total value on sales for the three months and six months ended September 30, 2007 and 2008 are summarized below:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Shining Essence Capsules	38.29%	46.96%	38.99%	50.95%
Shining Signal Capsules	9.14%	14.49%	9.74%	14.41%
Shining Golden Shield Capsules	13.60%	14.37%	13.82%	14.16%
Shining Energy Capsules	10.51%	11.82%	11.03%	11.98%
Shining Essence Stomach Protection Capsules	5.96%	6.13%	5.91%	4.86%
Shining Probiotics Protein Powder	3.52%	2.67%	3.66%	1.22%
Other products	6.80%	3.54%	6.35%	2.42%
	87.82%	100.00%	89.50%	100.00%
Bulk additives	12.18%	-%	10.50%	-%
	100.00%	100.00%	100.00%	100.00%

Certain comparative figures have been reclassified to conform with current year’s presentation.

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months and six months ended September 30, 2007 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended September 30,
	2008			2007
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices		Overall increase / (decrease)
Shining Essence Capsules	8%	-1%	7%	44%	4%		50%
Shining Signal Capsules	-27%	14%	-17%	23%	-16%		3%
Shining Golden Shield Capsules	21%	3%	24%	109%	-23%		61%
Shining Energy Capsules	19%	-2%	17%	63%	-16%		37%
Shining Essence Stomach Protection Capsules	82%	-30%	28%	N/A %	N/A	%	N/A %
Shining Probiotics Protein Powder	72%	1%	73%	N/A %	N/A	%	N/A %
Other products	172%	-7%	153%	100%	N/A	%	100%
Bulk additives	100%	100%	100%	N/A %	N/A	%	N/A %

	Percentage increase (decrease) from the prior year
	Six months ended September 30,
	2008			2007
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	-10%	3%	-7%	18%	1%	19%
Shining Signal Capsules	-27%	11%	-19%	1%	-10%	-9%
Shining Golden Shield Capsules	2%	15%	17%	81%	-6%	70%
Shining Energy Capsules	-%	11%	11%	56%	-3%	51%
Shining Essence Stomach Protection Capsules	98%	-26%	47%	N/A %	N/A %	N/A %
Shining Probiotics Protein Powder	261%	-%	261%	N/A %	N/A %	N/A %
Other products	236%	-6%	216%	2205%	15	2551%

Bulk additives	100%	100%	100%	N/A %	N/A %	N/A %

Cost of sales

Cost of sales for the three months ended September 30, 2008 was $3,462,853 compared with $2,205,623 for the three months ended September 30, 2007. Cost of sales for the six months ended September 30, 2008 was $6,721,522 compared with $4,856,595 for the six months ended September 30, 2007. The increase in cost of sales was primarily because of increases in the cost of packaging materials and the overall sales volume.

Unit volume and unit costs comparatives for the three months and six months ended September 30, 2007 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended September 30,
	2008			2007
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs		Overall increase / (decrease)
Shining Essence Capsules	8%	19%	28%	44%	4%		50%
Shining Signal Capsules	-27%	15%	-16%	23%	-27%		-10%
Shining Golden Shield Capsules	21%	-2%	18%	109%	-40%		25%
Shining Energy Capsules	19%	13%	34%	63%	-25%		22%
Shining Essence Stomach Protection Capsules	82%	-35%	18%	N/A %	N/A	%	N/A %
Shining Probiotics Protein Powder	72%	49%	156%	N/A %	N/A	%	N/A %
Other products	172%	19%	224%	100%	N/A	%	100%
Bulk additives	100%	100%	100%	N/A %	N/A	%	N/A %

	Percentage increase (decrease) from the prior year
	Six months ended September 30,
	2008			2007
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	-10%	19%	7%	18%	-2%	15%
Shining Signal Capsules	-27%	13%	-17%	1%	-17%	-16%
Shining Golden Shield Capsules	2%	5%	7%	81%	-20%	45%
Shining Energy Capsules	-%	27%	27%	56%	-4%	50%
Shining Essence Stomach Protection Capsules	98%	-31%	37%	N/A %	N/A %	N/A %
Shining Probiotics Protein Powder	261%	35%	387%	N/A %	N/A %	N/A %
Other products	236%	3%	246%	2205%	101%	2228%
Bulk additives	100%	100%	100%	N/A %	N/A %	N/A %

Gross profit

Gross profit for the three months ended September 30, 2008 was $8,032,396 compared with $5,614,540 for the three months ended September 30, 2007.Gross profit for the six months ended September 30, 2008 was $16,144,384 compared with $12,478,901 for the six months ended September 30, 2007. The increase in gross profit was primarily due to an increase in overall sales volume.

The average gross profit percentage for all of our products for the three months and six months ended September 30, 2007 and 2008 are summarized below:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007

Average for all products	70%	72%	71%	72%

Gross profit margin slightly decreased from 72% in the quarter ended September 30, 2007 to 70% this quarter as a result of increases in cost of packaging materials and electricity largely offset by increase in sales prices.

Selling expenses

Selling expenses were $2,813,563 or 24.48% of net sales for the three months ended September 30, 2008 compared with $1,561,936 or 19.97% of net sales for the three months ended September 30, 2007. The operating costs of the retail outlets are included as selling expenses. The increase in selling expenses was primarily caused by the roll out of retail outlets. As of September 30, 2008, we had a total of 110 retail outlets in operation compared with 22 outlets as of September 30, 2007.

General and administrative expenses

General and administrative expenses were $1,438,137 or 12.51% of net sales for the three months ended September 30, 2008 compared with $1,087,053 or 13.90% of net sales for the three months ended September 30, 2007. The increase of $351,084 was primarily due to the additional research cost of $272,410 related to the development and launching of new products, and staff and administrative costs incurred in connection with the construction of the new plant. As of September 30, 2008, we had a total of 339 employees, compared with 266 as of September 30, 2007.

Provision for income taxes

Provision for income taxes was $1.32 million and $0.98 million for the quarters ended September 30, 2008 and 2007, respectively. Excluding the $1.90 million surplus on revaluation of the convertible note, income before taxes was $3.89 million for the second quarter of fiscal year 2009 compared with $2.95 million for 2008. The increase in income tax payable is attributable to an increase in operating profit.

Segment reporting

We have adopted the “products” approach for segment reporting. For the three and six months ended September 30, 2007 and 2008, we had only one reporting segment--the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Liquidity and Capital Resources

We had cash of $65.63 million and working capital of $49.25 million as of September 30, 2008. Cash generated from operations was $12.67 million in the six months ended September 30, 2008 and $11.19 million in the six months ended September 30, 2007. The cash generated from operations of $12.67 million was higher than the net income of $7.71 million due to the non-cash surplus of revaluation of convertible notes of $0.66 million and lower working capital needs resulting from better working capital management.

We had capital expenditures totaling $11.66 million in the six months ended September 30, 2008, mainly in connection with the construction of the new plant. We spent $4.0 million on fixed assets in the six months ended September 30, 2007.

Our current facility commenced operations in 2000. With the increases in sales volume in the last couple of years, we are reaching our production capacity. We have started to construct a new plant with an overall project size of $45.5 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $27.50 million, $25 million of which is expected to be paid in the fourth quarter of calendar year 2008 and the balance by the end of second quarter of calendar year 2009. Subsequent phases of this project will only commence when expected demands for probiotics exceed the production capacity of the Phase 1 facility.

We did not have any changes related to financing activities for the six months ended September 30, 2007 and 2008.

Taking into account our current cash position and our anticipated cash flows from operations, we expect we will be able to meet all our funding needs, including payments required in the next twelve months to settle our contractual obligations, for the construction of our new plant and for our opening of new outlets. No assurance, however, can be given that our business plan will succeed. Should we need to raise external financing for whatever reason, there can be no assurance that we will be able to raise needed capital on favorable terms, if at all. In addition, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds.

Inflation

In the fourth quarter of 2008 fiscal year, there had been significant increases in pulp and paper costs. As a result, our cost of production increased which led to a decrease in our gross profit margin in the quarter ended March 31, 2008. There had also been significant increases in steel costs which led to increases in the cost of construction of our new plant. These costs appear to have stabilized.

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

 Research and Development Expenditures

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research to develop products that address specific health problems using our core technology and Chinese medicine to create genetically engineered drugs and drug delivery solutions and expand our product line. We incurred research and development costs of approximately $765,816 and $493,406 in the three months ended September 30, 2008 and September 30, 2007, respectively.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-KSB for the fiscal year ended March 31, 2008, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months and six months ended September 30, 2007 and 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We have not experienced situations causing us to caste doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $10,447,251 as of September 30, 2008, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form-10Q and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of September 30, 2007 and 2008. Following the adoption of FIN48, the Group has reserved for the surcharges payable for the fiscal year 2008. We consider it is more likely than not that the associated penalty will not need to be paid.

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market for that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have nt been issued; and, therefore was effective for the Company’s financial statements as of and for the three and six month periods ended September 30, 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information that is required to be timely disclosed is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to the current Report on Form 8-K filed on December 12, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 12, 2008, an Annual Meeting of Stockholders was held.

Proxies for the election of directors were solicited. There was no solicitation in opposition to management’s nominees, and all such nominees were elected. The entire board as previously reported to the SEC was re-elected in its entirety.

There were 17,080,000 shares of common stock eligible to vote at the Annual Meeting, of which 12,164,017 shares were present at the Annual Meeting in person or by proxy, which constituted a quorum. The following is a summary of the results of the voting.

	Number of Votes
Nominees for 1-year terms ending in 2009	For	Against	Withheld	Abstain	Broker Non-Votes
Mr. Jinan Song	12,164,017	-	-	-	-
Dr. Ji Wei Chin	12,164,017	-	-	-	-
Dr. Wen Min Du	12,164,017	-	-	-	-
Mr. Simon Yick	12,164,017	-	-	-	-

Ratified the appointment of BDO McCabe Lo Limited as independent auditors for the fiscal year ending March 31, 2009	12,164,017	-	-	-	-

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to China-Biotics, Inc.'s Form 8-K filed on March 23, 2006).

3.2	Amended and Restated Bylaws dated March 22, 2006, as amended September 22, 2008. *

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

16.1
Letter dated April 13, 2006 from Malone & Bailey PC to the United States Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to China-Biotics, Inc.'s Form 8-K filed on May 31, 2006).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to China-Biotics, Inc.'s Form SB-2/A filed on November 13, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith

* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CHINA-BIOTICS, INC.
(Registrant)

/s/ Raymond Li
Date: November 10, 2008	Raymond Li
Chief Financial Officer