Form 10-Q
period 2008-12-31
CHINA-BIOTICS, INC
filed 2009-02-13
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No☑

As of February 13, 2009, 17,080,000 shares of the Issuer's common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	December 31, 2008	March 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$66,424,118	$64,310,448
Accounts receivable	14,319,107	13,214,531
Other receivables	246,515	238,835
Inventories	1,265,539	408,358
Prepayment	1,634,695	1,806,605
Total current assets	$83,889,974	$79,978,777
Property, plant and equipment and land use right	31,621,007	13,812,749
Total assets	$115,510,981	$93,791,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,799,522	$2,786,180
Tax payables	25,545,893	22,317,982
Other payables and accruals	2,738,682	1,792,156
Total current liabilities	$33,084,097	$26,896,318
Non-current liabilities
Convertible note, with embedded derivatives of $3,679,000, net of discount of $6,688,163 as of December 31, 2008	$21,990,837	$22,197,635
Interest payable	1,058,499	302,306
Deferred tax liabilities	500,167	-

Total non-current liabilities	$23,549,503	$22,499,941
Commitments and contingencies
Stockholders' equity:
Common stock (par value of $0.0001, 100,000,000 shares authorized, 41,461,004 shares issued and outstanding as of December 31, 2008)	$4,146	$4,146
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	43,204,901	29,827,144
Treasury stock at cost (24,381,004 shares)	(2,438)	(2,438)
Accumulated other comprehensive income	4,781,947	3,677,590
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders' equity	$58,877,381	$44,395,267
Total liabilities and stockholders' equity	$115,510,981	$93,791,526

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Net sales	$15,810,111	$11,931,306	$38,676,017	$29,266,801
Cost of sales	(4,583,371)	(3,183,056)	(11,304,893)	(8,039,651)
Gross profit	$11,226,740	$8,748,250	$27,371,124	$21,227,150
Operating expenses:
Selling expenses	$(3,330,668)	$(1,752,637)	$(8,514,090)	$(4,630,916)
General and administrative expenses	(1,353,561)	(1,258,927)	(4,218,494)	(3,155,544)
Total operating expenses	$(4,684,229)	$(3,011,564)	$(12,732,584)	$(7,786,460)
Income from operations	$6,542,511	$5,736,686	$14,638,540	$13,440,690
Other income and expenses:
Changes in the fair value of embedded derivatives	$1,408,000	$-	$2,073,000	$-
Other income	60,442	118,064	1,923,430	190,006
Other expenses	(42,718)	(384,212)	(260,297)	(404,147)
Total other income (expenses)	$1,425,724	$(266,148)	$3,736,133	$(214,141)
Income before taxes	$7,968,235	$5,470,538	$18,374,673	$13,226,549
Provision for income taxes	(2,299,348)	(1,426,789)	(4,996,916)	(3,672,434)
Net income	$5,668,887	$4,043,749	$13,377,757	$9,554,115

Earnings per share:
Basic	$0.33	$0.24	$0.78	$0.56
Diluted	$0.22	$0.23	$0.59	$0.55

Weighted average shares outstanding
Basic	17,080,000	17,080,000	17,080,000	17,080,000
Diluted	19,163,333	17,555,543	19,163,333	17,239,090

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in US Dollars)

	Common Stock					Accumulated	Capital &
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Comprehensive Income	Statutory Reserves	Total
Balance- March 31, 2008	41,461,004	$4,146	$7,863,031	$29,827,144	$(2,438)	$3,677,590	$3,025,794	$44,395,267
Comprehensive income:
Net income				13,377,757				13,377,757
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0						1,104,357		1,104,357
Total comprehensive income								14,482,114
Balance- December 31, 2008	41,461,004	$4,146	$7,863,031	$43,204,901	$(2,438)	$4,781,947	$3,025,794	$58,877,381

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Nine months ended December 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$13,377,757	$9,554,115
Adjustment for:
Changes in the fair value of embedded derivatives	(2,073,000)	-
Loss on disposal of plant and equipment	30,022	-
Depreciation	1,298,953	625,357
Change in deferred tax	500,000	-
(Increase)/Decrease in accounts receivable	(792,146)	2,360,417
(Increase)/Decrease in inventories	(841,095)	(526,663)
(Increase)/Decrease in prepayments	216,069	(1,596,989)
Increase/(Decrease) in accounts payable	1,926,337	812,003
Increase/(Decrease) in income tax, surcharge tax and dividends withholding tax	2,486,572	1,754,188
Increase/(Decrease) in other payables and accruals, and value added tax payable	957,512	329,998
NET CASH PROVIDED BY OPERATING ACTIVITIES	$17,086,981	$13,312,426
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	$(15,144,845)	$(8,398,701)
Capital expenditure	(808,219)	-
NET CASH USED IN INVESTING ACTIVITIES	$(15,953,064)	$(8,398,701)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issue of convertible notes	-	25,000,000
Effect of exchange rate changes on cash	$979,753	$2,175,977
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$2,113,670	$32,089,702
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	64,310,448	26,992,025
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$66,424,118	$59,081,727

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for he the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2008. There have been no material changes in the significant accounting policies followed by us during the three and nine month periods ended December 31, 2008.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Earnings per share - Basic
Income for the period	$5,668,887	$4,043,749	$13,377,757	$9,554,115
Basic average common stock outstanding	17,080,000	17,080,000	17,080,000	17,080,000
Net earnings per share	$0.33	$0.24	$0.78	$0.56

Earnings per share - Diluted
Income for the period	$5,668,887	$4,043,749	$13,377,757	$9,554,115
Change in fair value of embedded derivatives	(1,408,000)	-	(2,073,000)	-
	$4,260,887	$4,043,749	$11,304,757	$9,554,115
Basic average common stock outstanding	17,080,000	17,080,000	17,080,000	17,080,000
Diluted effect from embedded derivatives	2,083,333	475,543	2,083,333	159,090
Diluted average common stock	19,163,333	17,555,543	19,163,333	17,239,090
Net earnings per share	$0.22	$0.23	$0.59	$0.55

 CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

3.	RISKS, UNCERTAINTIES, AND CONCENTRATIONS

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

As of December 31, 2008 the Group had cash deposits of $66.4 million placed with several banks in the People's Republic of China (“PRC”), which includes the Special Administrative Region of Hong Kong, where there is currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months and nine months ended December 31, 2007 and 2008, all of the Group's sales arose in the PRC. In addition, all accounts receivable as at December 31, 2008 also arose in the PRC.

(c)   Concentration of Customers

For the period ended December 31, 2008, there is a customer that accounted for 10% of our sales revenue. For the period ended December 31, 2007, there is a customer accounted for 11% of our total sales.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

4.	ACCOUNTS RECEIVABLE

The Group's accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

	December 31, 2008	March 31, 2008

Trade receivables	$14,319,107	$13,214,531
Less : Allowances for doubtful debt	-	-
	$14,319,107	$13,214,531

5.	INVENTORIES

The Group's inventories as of the balance sheet date as presented in these financial statements are summarized as follows:

	December 31, 2008	March 31, 2008

Raw materials	$481,309	$254,648
Work-in-progress	211,038	9,943
Finished goods	573,192	143,767
	$1,265,539	$408,358

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT AND LAND USE RIGHT

The Group's property, plant and equipment and land use right as of the balance sheet date as presented in these financial statements are summarized as follows:

	December 31, 2008	March 31, 2008

Land use right	$1,881,207	$1,777,860
Plant and machinery	7,408,719	6,493,190
Office equipment	3,384,943	3,293,598
Motor vehicles	246,325	109,186
Leasehold improvements	2,425,883	1,817,623
	15,347,077	13,491,457
Less: Accumulated depreciation	$(5,999,412)	$(4,585,976)
	9,347,665	8,905,481
Construction in progress	$22,273,342	$4,907,268
	$31,621,007	$13,812,749

7.	TAX PAYABLES

The Group's tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	December 31, 2008	March 31, 2008

Value added tax and other taxes	$5,701,835	$5,436,331
Income tax	4,890,714	3,714,102
Surcharge tax	11,004,077	9,323,273
Dividends withholding tax	3,949,267	3,844,276
	$25,545,893	$22,317,982

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

8.	TREASURY STOCK

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

The income (loss) generated in the United States, the British Virgin Islands and the People's Republic of China (“PRC”) before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Income in the United States before income taxes	$1,248,530	$-	$1,736,831	$-
(Loss)/ Income in the British Virgin Islands before income taxes	(16,536)	(297,477)	451,382	(799,436)
Income in the PRC before income taxes	6,736,241	5,768,015	16,186,460	14,025,985
	$7,968,235	$5,470,538	$18,374,673	$13,226,549

The Company, which is incorporated in the United States and subject to the U.S. tax law, is subject to a statutory tax rate of 34%.

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

The provision for income tax for the periods as presented in these financial statements are summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Current	$1,799,348	$1,426,789	$4,496,916	$3,672,434
Deferred	500,000	-	500,000	-
	$2,299,348	$1,426,789	$4,996,916	$3,672,434

The Group has its principal operations in the People’s Republic of China (“PRC”) in the Shanghai Jinqiao special economic zone and hence enjoys a preferential income tax rate of 15%. Pursuant to the new People’s Republic of China (“PRC”) Corporate Income Tax Law passed by the Tenth National People’s Congress on 16 March 2007, the new Corporate Income Tax rates for almost all enterprises established in the PRC shall be subject to a unified rate of 25% over a five year transition period and will be effective from 1 January 2008. The State Council of the PRC issued an implementation guideline on 26 December 2007 and the Ministry of Finance and the State Administration of Taxation of the PRC further issued another implementation guideline on 20 February 2008 (collectively, “Implementation Guidances”) which set out the details of how the existing preferential income tax rate will be adjusted to the standard rate of 25%. According to the Implementation Guidances, foreign investment manufacturing enterprises which have not fully utilized their tax holiday and concession will be allowed to continue to receive the benefits of the full exemption and concession in the transitional income tax rate during the five-year transition period. The new rates were considered to measure the Group’s deferred tax assets and deferred tax liabilities as at 31 December 2007. The enactment of the new PRC Corporate Income Tax Law is not expected to have any material financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Computed tax at the local PRC statutory rate (2007:33%, 2008:25%)	$1,992,058	$1,805,277	$4,593,667	$4,364,761
Non-deductible items	41,976	98,168	486,643	263,815
Non-taxable items	(462,342)	(49,430)	(1,390,962)	(110,658)
Effect of different tax rate in other jurisdiction	112,368	-	156,315	-
Valuation allowance	64,185	127,866	138,760	154,584
Tax concession	(489,509)	(1,107,986)	(1,115,638)	(2,575,598)
Surcharge at 0.5% per day on accrued taxes	540,612	552,894	1,628,131	1,575,530
Total provision for income at effective rate	$1,799,348	$1,426,789	$4,496,916	$3,672,434
Temporary difference associated with investments in subsidiary	500,000	-	500,000	-
	$2,299,348	$1,426,789	$4,996,916	$3,672,434

As at December 31, 2008, one of the Company’s PRC subsidiary has incurred tax losses which can be carried forward to a maximum of 5 years of approximately US$953,881 (2007: US$610,144).

	Three months ended 31 December		Nine months ended 31 December
	2008	2007	2008	2007
Deferred tax assets:
Net operating loss carryforward	$64,185	$127,866	$138,760	$154,584
Less: Valuation allowance	(64,185)	(127,866)	(138,760)	(154,584)

Net deferred tax assets	$-	$-	$-	$-

Deferred tax assets were primarily raised from the tax losses carry forwards, and a valuation allowance has been established for the entire deferred tax assets, as the management believes that the PRC subsidiary may not be fully utilized the deferred tax assets because of the uncertainty regarding the tax deductibility of expenses incurred.

The Group has its principal operations in the People's Republic of China (“PRC”). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It had been the belief of the Group's management that its PRC operations were exempt from income taxes and value added taxes as these operations were recognized by the local government as an advanced technology enterprise. The Group, however, has never received a written confirmation from the appropriate tax authorities regarding the tax exempt status of its PRC operations. In January 2006, management of the Group's PRC operations took initiative to make tax payments to the PRC tax authorities for the Calendar year 2005, and has made accrual for all applicable tax liabilities, plus surcharge, for all prior Calendar years were reflected in the Group's financial statements. According to PRC tax regulations, the Group may be subject to potential penalties for the late payment of taxes calculated on the basis of 0.5 times to 5 times amount of taxes, which amounted from $4.9 million to $49 million as of December 31, 2007 and 2008. No provision for the potential tax penalties has been made in the Group’s financial statements as management of the Group believes that the probability of penalties being assessed is low because the Company’s PRC subsidiary has timely paid all taxes due.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

10.	COMMITMENTS

(a)   Operating Leases

The Group leases office space, warehouse facilities and retail outlets that expire at various dates through 2008 to 2010. As of the balance sheet dates as presented in these financial statements, the amount of future minimum lease payment under the above-mentioned operating leases were as follows:

	December 31,	March 31,
	2008	2008

Payable within
the next twelve months	$479,454	$556,907
the next 13th to 24th months	-	111,670
the next 25th to 36th months	-	-
the next 37th to 48th months	-	-
the next 49th to 60th months	-	-
Thereafter	-	-
	$479,454	$668,577

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

(c)   Capital commitments

During the period ended of December 31, 2008, GSL entered into the agreements with the contractors to construct a plant consisting bulk manufacturing facilities in the Shanghai Qingpu Industrial Park District. The amount of future payment is $4,921,709 which was contracted, but not provided for as of December 31, 2008.

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

As of December 31, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its derivative instruments related to its 2007 Notes. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at December 31, 2008:

	Fair Value Measurements as at December 31, 2008
	Balance at December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability - conversion rights (1)	$3,679,000	$-	$-	$3,679,000

(1)	Represents the conversion rights included in the Company’s 2007 Notes. Included in non-current liabilities on the accompanying condensed consolidated balance sheet.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2008 to December 31, 2008:

Derivative Liability - Conversion Rights

Balance at January 1, 2008	$9,118,000
Adjustment to fair value included in earnings (1)	(5,439,000)
Balance at December 31, 2008	$3,679,000

(1)
The derivative conversion option is revalued at the end of each reporting period and the resulting difference is included in the results of operations. For the period ended December 31, 2008, the net adjustment to fair value resulted in a gain of $5.44 million and is included in “Changes in the fair value of embedded derivatives” on the accompanying condensed consolidated statement of operations.

 CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

The estimated fair value of the embedded derivatives as of March 31, 2008 and December 31, 2008 was $5,752,000 and $3,679,000 respectively. The change in the fair value of the embedded derivatives amounted to $2,073,000 was charged to the consolidated statement of operations.

The fair values of the embedded derivatives was determined using the Binomal Model based on the following assumptions:

	March 31, 2008		December 31, 2008

Risk-free rate of return	1.70%		1.00%
Time to expiration	2.66	years	1.92	years
Volatility rate	65%		65%
Dividend yield	-		-

At as December 31, 2008, the Note interest amounted to $4,548,610 was capitalized under construction in progress.

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

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the three months and nine months ended December 31, 2008, approximately 80% of our sales revenue comprises amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days' credits are given to the distributors.

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

The Company has experienced a delay in the construction of its new facility. The new plant needs to be certified by two local government bureaus, which are State Food and Drug Administration and Shanghai Municipal Bureau of Quality and Technical Supervision, each of which requires a different certification standard for our manufacturing facility. Management has been working closely with these agencies to resolve which standard will be required for the new facility. As a result of this delay, the Company has slowed down the installation process at the new facility. The Company expects that a consensus will be reached shortly. We will resume installation after the Chinese New Year, and plan to commence trial production in April. The trial phase should be completed in approximately three months. The cost of the new plant, which is expected to be approximately $27.5 million for the first phase, will be funded by cash received from the convertible promissory notes issued in December 2007 and internal sources of funds. In this regard, we have leased 73,157 square meters of land in the Shanghai Qingpu Industrial Park District, on which we will construct the new bulk manufacturing facilities. The new plant will have an initial capacity of 150 tons per year with room for expansion to 300 tons per year.

In preparation for the new plant commencing operations in the second quarter of this year, we have been in discussions with a large number of potential customers for our food additive products. As at December 31, 2008, we have already included contracts with 11 customers for this food additives business. In this regard, we have created formulations for testing by many potential customers. We have established an array of business relationships with commercial customers located in Beijing, Qinghai, Shanghai cities, Jiangsu, Jiangxi, Shaanxi, Shandong and Zhejiang provinces. These growing companies are among the leaders in the baked foods, dairy and pharmaceutical industries. The Company’s existing manufacturing facility, with current annual manufacturing capacity of 12 metric tons of probiotics for use as bulk additives and capsules, will supply the initial orders for these customers. The need to create a large number of new products for potential customers is pushing the capacity of our current production facility. With the delay in the commissioning of the new plant, we have been carefully managing the use of our production capacity and selectively increasing the price of our products to make sure that we strike a balance between achieving current and future sales.

In connection with the expansion of our retail business, we originally intended to open 300 outlets by the end of fiscal year 2009. As at December 31, 2008, we have opened 107 outlets in Shanghai and 12 other cities in China (as of December 31, 2007, we had 27 retail outlets in Shanghai and Changchun). In the last three quarters, we have accelerated customer acquisition efforts and dedicated a significant amount of management efforts and production capacity for this purpose. With the limited production capacity that we have in our existing production facility, management believes that it is prudent to slow the pace of opening new retail outlets so that we can focus on completing the new plant on time and signing on customers to take up the capacity of our new plant when it is up and running. We now intend to open 300 outlets during fiscal year 2010.

Results of Operations

Quarter Ended December 31, 2007 Compared with the Quarter Ended December 31, 2008

Our net income was $6.17 million in the quarter ended December 31, 2008. This included $1.41 million surplus arising from the revaluation of the conversion feature embedded in the convertible notes issued in December 2007 as required by FAS133. Excluding this revaluation surplus, our net income was $4.76 million, which was 17.8% higher than our net income of $4.04 million for the quarter ended December 31, 2007. The increase of net income before the revaluation surplus, resulted from a combination of volume and price increases. Shining Essence continued to be our best selling product, accounting for 41.6% of our sales revenue in the quarter ended December 31, 2008 (47.5% in the quarter ended December 31, 2007).

Our results for the three months and nine months ended December 31, 2007 and 2008 are summarized below:

	Three months ended December 31, 2008		Three months ended December 31, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$15,810,111	100.00%	$11,931,306	100.00%
Cost of sales	(4,583,371)	(28.99%)	(3,183,056)	(26.68%)
Gross profit	$11,226,740	71.01%	$8,748,250	73.32%
Operating expenses:
Selling expenses	$(3,330,668)	(21.07%)	$(1,752,637)	(14.69%)
General and administrative expenses	(1,353,561)	(8.56%)	(1,258,927)	(10.55%)
Total operating expenses	$(4,684,229)	(29.63%)	$(3,011,564)	(25.24%)
Income from operations	$6,542,511	41.38%	$5,736,686	48.08%
Other income and expenses:
Change in the fair value of embedded derivatives	$1,408,000	8.91%	$-	-%
Other income	60,442	0.38%	118,064	0.99%
Other expenses	(42,718)	(0.27%)	(384,212)	(3.22%)
Total other income (expenses)	$1,425,724	9.02%	$(266,148)	(2.23%)
Income before taxes	$7,968,235	50.40%	$5,470,538	45.85%
Provision for income taxes	(2,299,348)	(14.54%)	(1,426,789)	(11.96%)

Net income	$5,668,887	35.86%	$4,043,749	33.89%

	Nine months ended December 31, 2008		Nine months ended December 31, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$38,676,017	100.00%	$29,266,801	100.00%
Cost of sales	(11,304,893)	(29.23%)	(8,039,651)	(27.47%)
Gross profit	$27,371,124	70.77%	$21,227,150	72.53%
Operating expenses:
Selling expenses	$(8,514,090)	(22.01%)	$(4,630,916)	(15.82%)
General and administrative expenses	(4,218,494)	(10.91%)	(3,155,544)	(10.78%)
Total operating expenses	$(12,732,584)	(32.92%)	$(7,786,460)	(26.60%)
Income from operations	$14,638,540	37.85%	$13,440,690	45.93%
Other income and expenses:
Change in the fair value of embedded derivatives	$2,073,000	5.36%	$-	-%
Other income	1,923,430	4.97%	190,006	0.65%
Other expenses	(260,297)	(0.67%)	(404,147)	(1.38%)
Total other income (expenses)	$3,736,133	9.66%	$(214,141)	(0.73%)
Income before taxes	$18,374,673	47.51%	$13,226,549	45.20%
Provision for income taxes	(4,996,916)	(12.92%)	(3,672,434)	(12.55%)

Net income	$13,377,757	34.59%	$9,554,115	32.65%

For the purpose of fair understanding of our operations, change in the fair value of embedded derivatives (“the fair value”) is excluded from the net income.  These figures may be deemed non-GAAP financial measures under regulations issued by the Securities and Exchange Commission.  We believe that the presentation of net income excluding the fair value is useful to investors because the fair value movement is not part of our operation.  Furthermore, in preparing operating plans and forecasts, we rely on an analysis of net income exclusive of the fair value.  Our presentation of non-GAAP financial measures should not be viewed as a substitute for our financial or statistical results based on GAAP.  The reconciliation of net income exclusive of the fair value of is as follow:

Reconciliation of Non-GAAP Net Income

	Three months ended December 31,
	2008	2007
Net Income	5,668,887	4,043,749
Adjustments
Non-cash surplus arising from change in the fair value of embedded derivatives	(1,408,000)	-
Amount per consolidated statement of operations	4,260,887	4,043,749

	Nine months ended December 31,
	2008	2007
Net Income	13,377,757	9,554,115
Adjustments
Non-cash surplus arising from change in the fair value of embedded derivatives	(2,073,000)	-
Amount per consolidated statement of operations	11,304,757	9,554,115

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months and nine months ended December 31, 2007 and 2008 comprised the following:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Invoiced value on sales	$16,444,448	12,290,615	40,218,563	30,102,465
Less: sales discount	(539,424)	(279,998)	(1,298,000)	(644,819)
Less : sales tax	(94,913)	(79,311)	(244,546)	(190,845)
	$15,810,111	$11,931,306	$38,676,017	$29,266,801

Net sales of $15,810,111 for the quarter ended December 31, 2008 were 32.5% above the net sales of $11,931,306 for the quarter ended December 31, 2007. Net sales of $38,676,017 for the nine months ended December 31, 2008 were 32.1% above the net sales of $29,266,801 for the nine months ended December 31, 2007. The increase was mainly because of an increase in overall sales volume arising from new product sales (offsetting decrease in sales volume of existing products) and increases in the sales price of selected products.

The contributions of each product as a percentage of the total value on sales for the three months and nine months ended December 31, 2007 and 2008 are summarized below:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Shining Essence Capsules	41.6%	47.5%	40.1%	49.6%
Shining Signal Capsules	8.8%	13.1%	9.4%	13.9%
Shining Golden Shield Capsules	12.1%	14.1%	13.1%	14.1%
Shining Energy Capsules	10.8%	11.0%	10.9%	11.6%
Shining Essence Stomach Protection Capsules	6.3%	5.0%	6.1%	4.9%
Shining Probiotics Protein Powder	5.9%	4.4%	4.6%	2.5%
Other products	7.4%	3.7%	6.7%	2.9%
	92.9%	98.8%	90.9%	99.5%
Bulk additives	7.1%	1.2%	9.1%	0.5%
	100.0%	100.0%	100.0%	100.0%

Certain comparative figures have been reclassified to conform with current year’s presentation.

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months and nine months ended December 31, 2007 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended December 31,
	2008			2007
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	9%	(1%)	8%	(9%)	12%	2%
Shining Signal Capsules	(27%)	13%	(17%)	(2%)	1%	(1%)
Shining Golden Shield Capsules	(9%)	17%	6%	17%	51%	77%
Shining Energy Capsules	19%	0%	19%	19%	36%	62%
Shining Essence Stomach Protection Capsules	21%	28%	55%	N/A %	N/A %	N/A %
Shining Probiotics Protein Powder	121%	(27%)	61%	N/A %	N/A %	N/A %
Other products	150%	0%	150%	456%	97%	995%
Bulk additives	620%	0%	620%	N/A %	N/A %	N/A %

	Percentage increase (decrease) from the prior year
	Nine months ended December 31,
	2008			2007
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	(2%)	0%	(2%)	(11%)	17%	4%
Shining Signal Capsules	(27%)	12%	(18%)	(10%)	1%	(9%)
Shining Golden Shield Capsules	(3%)	17%	13%	25%	48%	85%
Shining Energy Capsules	9%	5%	14%	26%	35%	70%
Shining Essence Stomach Protection Capsules	31%	14%	49%	N/A %	N/A %	N/A %
Shining Probiotics Protein Powder	161%	(16%)	119%	N/A %	N/A %	N/A %
Other products	186%	(1%)	183%	423%	104	967%
Bulk additives	2174%	0%	2174%	N/A %	N/A %	N/A %

Cost of sales

Cost of sales for the three months ended December 31, 2008 was $4,583,371 compared with $3,183,056 for the three months ended December 31, 2007. Cost of sales for the nine months ended December 31, 2008 was $11,304,893 compared with $8,039,651 for the nine months ended December 31, 2007. The increase in cost of sales was primarily because of increases in the cost of packaging materials and the overall sales volume.

Unit volume and unit costs comparatives for the three months and nine months ended December 31, 2007 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended December 31,
	2008			2007
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	9%	16%	26%	(9%)	3%	(6%)
Shining Signal Capsules	(27%)	11%	(19%)	(2%)	(12%)	(4%)
Shining Golden Shield Capsules	(9%)	13%	3%	17%	32%	54%
Shining Energy Capsules	19%	17%	39%	19%	49%	77%
Shining Essence Stomach Protection Capsules	21%	12%	35%	N/A %	N/A %	N/A %
Shining Probiotics Protein Powder	121%	17%	158%	N/A %	N/A %	N/A %
Other products	150%	18%	195%	456%	%	%
Bulk additives	620%	21%	771%	N/A %	N/A %	N/A %

	Percentage increase (decrease) from the prior year
	Nine months ended December 31,
	2008			2007
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	(2%)	17%	15%	(11%)	8%	(4%)
Shining Signal Capsules	(27%)	12%	(18%)	(10%)	(1%)	(11%)
Shining Golden Shield Capsules	(3%)	9%	6%	25%	32%	65%
Shining Energy Capsules	9%	21%	32%	26%	47%	85%
Shining Essence Stomach Protection Capsules	31%	3%	35%	N/A %	N/A %	N/A %
Shining Probiotics Protein Powder	161%	24%	224%	N/A %	N/A %	N/A %
Other products	186%	12%	220%	423%	0%	423%
Bulk additives	2174%	2%	2219%	N/A %	N/A %	N/A %

Gross profit

Gross profit for the three months ended December 31, 2008 was $11,226,740 compared with $8,748,250 for the three months ended December 31, 2007. Gross profit for the nine months ended December 31, 2008 was $27,371,124 compared with $21,227,150 for the nine months ended December 31, 2007. The increase in gross profit was primarily due to an increase in overall sales volume.

The average gross profit percentage for all of our products for the three months and nine months ended December 31, 2007 and 2008 are summarized below:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Average for all products	71%	73%	71%	73%

Gross profit margin slightly decreased from 73% in the quarter ended December 31, 2007 to 71% this quarter as a result of increases in cost of packaging materials and electricity largely offset by increase in sales prices.

Selling expenses

Selling expenses were $3,330,668 or 21.1% of net sales for the three months ended December 31, 2008 compared with $1,752,637 or 14.7% of net sales for the three months ended December 31, 2007. The operating costs of the retail outlets are included as selling expenses. The increase in selling expenses was primarily caused by the roll out of retail outlets. As of December 31, 2008, we had a total of 107 retail outlets in operation compared with 27 outlets as of December 31, 2007.

General and administrative expenses

General and administrative expenses were $1,353,561 or 8.6% of net sales for the three months ended December 31, 2008 compared with $1,258,927 or 10.6% of net sales for the three months ended December 31, 2007. The increase of $94,634 was primarily due to the additional research cost of $80,390 related to the development and launching of new products.

Provision for income taxes

Provision for income taxes was $2.3 million and $1.4 million for the quarters ended December 31, 2008 and 2007, respectively. Excluding the $1.4 million surplus on revaluation of the convertible note, income before taxes was $6.6 million for the third quarter of fiscal year 2009 compared with $5.5 million for 2008. The increase in income tax payable is attributable to an increase in operating profit.

Segment reporting

We have adopted the “products” approach for segment reporting. For the three and nine months ended December 31, 2007 and 2008, we had only one reporting segment--the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Liquidity and Capital Resources

We had cash of $66.4 million and working capital of $50.8 million as of December 31, 2008. Cash generated from operations was $17.1 million in the nine months ended December 31, 2008 and $13.3 million in the nine months ended December 31, 2007. The cash generated from operations of $17.1 million was higher than the net income of $13.4 million due to the non-cash surplus of revaluation of convertible notes of $2.0 million and lower working capital needs resulting from better working capital management.

We had capital expenditures totaling $15.1 million in the nine months ended December 31, 2008, mainly in connection with the construction of the new plant. We spent $8.4 million on fixed assets in the nine months ended December 31, 2007.

Our current facility commenced operations in 2000. With the increases in sales volume in the last couple of years, we are reaching our production capacity. We have started to construct a new plant with an overall project size of $45.5 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $27.50 million, $25 million of which is expected to be paid in the first quarter of calendar year 2009 and the balance by the end of third quarter of calendar year 2009. Subsequent phases of this project will only commence when expected demands for probiotics exceed the production capacity of the Phase 1 facility.

We did not have any changes related to financing activities for the nine months ended December 31, 2008. On December 11, 2007, we issued a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010. The principal amount of the Note is convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date. If the Note is not converted at maturity, we will redeem the Note at a price that gives a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into common stock if the Group achieve a net income of $60 million in fiscal year 2010. Net proceeds of the Note are expected to be used to fund the construction of a proposed 150-metric-ton-per-year manufacturing facility and for other capital expenditures.

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

Inflation

In the fourth quarter of 2008 fiscal year, there were significant increases in pulp and paper costs. As a result, our cost of production increased which led to a decrease in our gross profit margin. There also were significant increases in steel costs which led to increases in the cost of construction of our new plant. These costs appear to have stabilized.

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

 Research and Development Expenditures

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research to develop products that address specific health problems using our core technology and Chinese medicine to create genetically engineered drugs and drug delivery solutions and expand our product line. We incurred research and development costs of approximately $740,175 and $659,785 in the three months ended December 31, 2008 and December 31, 2007, respectively.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-KSB for the fiscal year ended March 31, 2008, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months and nine months ended December 31, 2007 and 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We have not experienced situations causing us to caste doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $14,319,107 as of December 31, 2008, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form-10Q and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to Chinese tax regulations, our outstanding tax payable in China for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amount to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of December 31, 2007 and 2008. Following the adoption of FIN48, the Group has reserved for the surcharges payable for the fiscal year 2008. We consider it is more likely than not that the associated penalty will not need to be paid.

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market for that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements as of and for the three and nine month periods ended December 31, 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

Recent Developments

On January 21, 2009, Ms. Yan Li, the spouse of Mr. Song Jinan, sold 250,000 shares of common stock of the Company at a price of $6.60 per share in a private sale transaction.  In connection with the transaction, the Company agreed to use its reasonable best efforts to file a registration statement within 30 days of the closing of the transaction to register the resale of the common stock by such stockholders.  A copy of the Purchase Agreement with respect to the transaction has been filed hereto as Exhibit 10.15.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There have been no changes in the Company’s internal control over financial reporting  identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-KSB for the year ended March 31, 2008, which could materially impact our business, financial condition or future results. The risks described in the Annual Report on Form 10-KSB are not the only risks facing the company. Additional risks and uncertainties not currently known by the company or that are currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to the current Report on Form 8-K filed on December 12, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to China-Biotics, Inc.'s Form 8-K filed on March 23, 2006).

3.2	Amended and Restated Bylaws dated March 22, 2006, as amended September 22, 2008 (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 10-Q filed on November 10, 2008). *

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).
10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.15	Form of Purchase Agreement dated January 21, 2009*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

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

CHINA-BIOTICS, INC.
(Registrant)

/s/ Raymond Li
Date: February 13, 2009	Raymond Li
Chief Financial Officer