Form 10-K/A
period 2008-03-31
CHINA-BIOTICS, INC
filed 2009-03-20
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:  Common stock, par value $0.0001 per share (registered pursuant to Form 8-A effective October 22, 2008).

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $78,103,400 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 20, 2009, 17,080,000 shares of the registrant's common stock were outstanding.

Explanatory Note:

China-Biotics, Inc. (the “Company”) filed its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 on July 10, 2008.  Prior to the implementation of the SEC’s Smaller Reporting Company Regulatory Relief and Simplification rules, the Company was a “small business issuer”.  For the fiscal year ended March 31, 2008, the Company was permitted either to continue to use Form 10-KSB or to file Form 10-K using the scaled reporting requirements applicable to smaller reporting companies.  Form 10-KSB expired on March 15, 2009.  Therefore, the Company has filed this amendment on Form 10-K using the scaled reporting requirements applicable to smaller reporting companies.

TABLE OF CONTENTS

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

In evaluating these statements, you should consider various factors, including the risks described in the discussion beginning on page 17 of this prospectus under the caption “Risks Related to Our Business” and elsewhere. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this document, except as required by applicable law.

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

ISO 9001 . We obtained ISO 9001:2000 certification from TÜV Anlagentechnik GmbH in respect of our production process for its leading product, Shining Essence and will expire in January 2009. According to the American National Standards Institute, ISO 9001:2000 specifies requirements for a quality management system where an organization needs to demonstrate its ability to consistently provide product that meets customer and applicable regulatory requirements, and aims to enhance customer satisfaction through the effective application of the system, including processes for continual improvement of the system and the assurance of conformity to customer and applicable regulatory requirements. All requirements of this international standard are generic and are intended to be applicable to all organizations, regardless of type, size and product provided.

ISO 14001 . We obtained ISO 14001:1996 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product, which expires in February 2009 . According to the American National Standards Institute, ISO 14001:2004 specifies requirements for an environmental management system to enable an organization to develop and implement a policy and objectives which take into account legal requirements and other requirements to which the organization subscribes, and information about significant environmental aspects. It applies to those environmental aspects that the organization identifies as those which it can control and influence. It does not itself state specific environmental performance criteria.

OHSAS 18001 . We obtained OHSAS 18001:1999 certification from TÜV Hong Kong Ltd in respect of our production process for our Shining Essence product, which expires in June 2009. According to BSI Management Systems - Asia, Occupational Health and Safety Assessment Series specification relates to an entity’s occupational health and safety management systems that enable organizations to control its occupational health and safety risks and improve its performance. It does not state specific occupational health and safety performance criteria, nor does it give detailed specifications for the design of a management system. OHSAS 18001 is an assessment specification developed in response to the need for companies to meet their health and safety obligations in an efficient manner.

HACCP . We obtained HACCP DS 3027 E:1997 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product, which expires in July 2009. The term “HACCP” stands for Hazard Analysis Critical Control Point. The HACCP DS 3027 E:1997 standard was developed to ensure food safety among food manufacturers and their suppliers in Denmark.

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

The table below contains a comparison of our microbial technology with that of two of our most comparable competitors in the PRC and one comparable competitor in Japan. Microbial technology relates to (1) the mass production and use of beneficial microorganisms and its metabolites and (2) the development of methods which prevent damages to industrial products caused by harmful microorganisms. Research in the field of microbial technology generally relates to the study of microorganisms involved in the fermentation, molding and rotting of industrial products, focusing on biological characteristics of the microorganisms and the fermentation process and aimed at maximizing the benefits and minimizing the negative effects. Traditional researches focuses on food production, industrial fermentation and preservatives for industrial products. This technology has developed to a new phase which focuses on fermentation engineering with microorganisms as the main body.

Quantity of active probiotics (cfu/g) that can be maintained (1)
B.bifidum
China -Biotics, Inc.	2 x 10 [11]
PRC competitors A and B	3.5 x 10 [9]
Japanese competitor	1.0 x 10 [10]

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

The table below compares the vitality and active rate of our probiotics supplements with that of our comparable sample competitors. The vitality and active rate is the most important factor in determining the nutritional value of lactic acid bacteria contained in our products, which The Institute of Microbiology, Chinese Academy of Sciences has confirmed is beneficial to humans. The vitality rate is a ratio of live probiotics contained in a product—the higher the content of live probiotics in a product, the higher the vitality rate and the higher the nutritional value of the product.

	Vitality and active rate (%)
	8 months from manufacturing	16 months from manufacturing	24 months from manufacturing
China-Biotics, Inc.	85	75	70

PRC competitors A and B	<20	<12	<8

Japanese competitor	71	60	36

Set out below is a comparison of some of the features of our products and similar products:

With reference to guidelines issued by the Ministry of Health in China (1)
Manufacturer /Products	Form of products	Bacteria type	Form of Products	Bacteria Type	Qty of bacteria (>10 [6] /g)
China-Biotics, Inc. (Shining Essence)	Capsule	L acidophilus and B. bifidum	Recommended	Recommended	100x above standard
PRC competitor A	Liquid	Unknown	Not Recommended	Unknown	Below standard
PRC competitor B	Capsule	Lactobacillus, Bifidobacterium, Streptococcus faecalis	Recommended	Not Recommended	Below standard

(1)   According to a notice issued by the Chinese Ministry of Health on March 23, 2001 (reference number: Wei Fa Jian Fa (2001) No. 84) regarding live bacteria products in China, which took effect in 2001, these types of products should maintain concentrations of live bacteria at a level of 10 6 /cfu/ml (g) within their stated effective period. The Chinese Ministry of Health notice also clearly expressed that the liquid form of products to carry bacteria was not recommended and listed a set of recommended bacteria types. The labels that we have attached to the products indicated as “ Recommended”, “Not recommended” or “Below standard” in this table indicate whether the form of products, bacteria type or concentration levels of live bacteria below this amount met the standards set by the Chinese Ministry of Health notice.

The information regarding our competitors’ products in each of the three tables above was obtained from the labels of their products. No governmental or other authority specifically considered or rated the specific products in these tables.

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

If a foreign-invested enterprise needs foreign exchange transaction services in relation to the current account item, it may make such payment through its foreign exchange account or make an exchange and payment at one of the designated foreign exchange banks by providing applicable receipts and certificates, and with an approval from the State Administration of Foreign Exchange, or SAFE. If a foreign-invested enterprise distributes dividends to its shareholders, it will be deemed as foreign exchange transaction services in relation to the current account item, therefore, as long as it provides the board resolutions and other documents authorizing the distribution of dividends, it may make such payment through its foreign exchange account or make an exchange and payment at one of the designated foreign exchange banks.

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

We have completed laying foundation and placed orders for the equipment for the construction of a bulk manufacturing facility that will have an initial capacity of 150 tons per year of bulk product with room for expansion to 300 tons per year based on market demand. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 ton probiotics per annum, will cost $27.50 million, $25 million of which is expected to be paid by the fourth quarter of calendar year 2008 and the balance by the end of third quarter of calendar year 2009. Phase 2 of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility. Phase 2 of this project is expected to cost $18 million. The construction cost of Phase 1 of the plant will be funded by cash received from the sale of convertible promissory notes to Pope Investments II LLC on December 11, 2007 as disclosed in “Business-History”. On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we will construct this plant. The agreement provides for the payment of leasing fees of approximately $2.1 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. The Qingpu People’s Republic Government issued its formal confirmation of the land use right necessary for the plant construction on November 30, 2007 and confirmed the leasing fee of $1.78 million (reduced from $2.1 million because the size of the leased land was reduced to 36,075 square meters) and a refundable land deposit of $210,083. We have since paid the leasing fee and land deposit and are waiting for the formal land use right certificate to be issued. The land deposit is to be refunded when both the land use right is fully paid and the approval documents are released by the Shanghai Qingpu local government authorities. There are no future lease payments under this land lease.

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

According to PRC tax regulations, overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2007 and 2008. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48, the Group has reserved for the surcharges payable for fiscal year 2008. We consider it more likely than not that the associated penalty will not need to be paid.

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

We had 17,080,000 shares outstanding as of March 31, 2008, including approximately 6,542,210 shares which are free trading and may be sold immediately by our stockholders. An additional 2,083,333 shares, subject to adjustment for subdivision or combination of our stock and similar events, may be issued upon conversion of a 4% convertible promissory note issued to Pope Investments II LLC in the amount of $25 million, as further described in “Business-History”. If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by our President and Chief Executive Officer and a director and his family may dissuade new investors from purchasing our securities which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of March 31, 2008, Mr. Song, our President and Chief Executive Officer and a director, owned, directly and indirectly through his family, 47.2% of our outstanding common stock. As a result, Mr. Song has the ability to exert substantial influence or absolute control over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. For example, Mr. Song could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Period	High	Low
Quarter Ended December 31, 2005 (1)	$1.01	$1.01
Quarter Ended March 31, 2006	$8.00	$1.01
Quarter Ended June 30, 2006	$9.00	$5.00
Quarter Ended September 30, 2006	$9.25	$5.25
Quarter Ended December 31, 2006	$8.10	$5.60
Quarter Ended March 31, 2007	$14.50	$6.50
Quarter Ended June 30, 2007	$9.75	$7.40
Quarter Ended September 30, 2007	$11.80	$8.25
Quarter Ended December 31, 2007	$14.20	$8.15
Quarter Ended March 31, 2008	$14.25	$9.15
Quarter Ended June 30, 2008	$12.90	$9.12

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You are also urged to carefully review and consider our discussions regarding the various factors which affect our business, including the information provided in the discussion beginning on page 17 of this prospectus under the caption “Risks Related to Our Business”. See the cautionary note regarding forward-looking statements at the beginning of Part I of this Form 10-K.

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

On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we will construct this plant. The agreement provides for the payment of leasing fees of approximately $2.1 million. The Qingpu People’s Republic Government issued formal confirmation of the land use right necessary for the plant construction on November 30, 2007. We have duly paid the $1.78 million leasing fee (reduced from $2.1 million because the size of the leased land was reduced to 36,075 square meters) and $210,083 refundable land deposit and are waiting for the formal land use right certificate to be issued.

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

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2007			2008
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	21%	-%	21%	(5)%	12%	6%
Shining Signal Capsules	60%	(2)%	57%	(6)%	2%	(4)%
Shining Golden Shield Capsules	40%	-%	40%	37%	34%	84%
Shining Energy Capsules	72%	-%	72%	45%	16%	68%
Shining Essence Stomach Protection Capsules	-%	-%	-%	100%	100%	100%
Shining Probiotics Protein Powder	-%	-%	-%	100%	100%	100%
Other products	3,600%	-%	3,600%	685%	-51%	285%

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

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2007			2008
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	21%	0%	21%	(5)%	3%	(2)%
Shining Signal Capsules	60%	(4)%	54%	(6)%	(2)%	(8)%
Shining Golden Shield Capsules	40%	(4)%	34%	37%	17%	60%
Shining Energy Capsules	72%	(3)%	67%	45%	25%	81%
Shining Essence Stomach Protection Capsules	-%	-%	-%	100%	100%	100%
Shining Probiotics Protein Powder	-%	-%	-%	100%	100%	100%
Other products	3,600%	0%	3,600%	685%	0%	685%

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

According to PRC tax regulations, our overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2007 and 2008. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48, the Group has reserved for the surcharges payable for the fiscal year 2008. We consider it more likely than not that the associated penalty will not need to be paid.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s fiscal quarter that begins on January 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s disclosures in its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years on a prospective basis except for the presentation and disclosure requirements which apply retrospectively. Earlier application of SFAS No. 160 is prohibited. SFAS No. 160 is effective for the Company’s fiscal year that begins on April 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

In December 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. SFAS No. 141R is effective for the Company’s fiscal year that begins on April 1, 2009 and will be applied to future acquisitions.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. EITF 06-11 is effective for the Company’s fiscal year that begins on April 1, 2008. Management is currently evaluating the potential impact of EITF 06-11, if any, on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued FAS 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning after November 15, 2007. FAS 157 is effective for the Company’s fiscal year that begins on April 1, 2008. We are currently evaluating the impact of the provisions of FAS 157.

ITEM 8. FINANCIAL STATEMENTS

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Years ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,904,986	$17,542,244
Adjustment for:
Gain on disposal of plant and equipment	(14,793)	-
Depreciation	493,472	999,148
Change in fair value of convertible notes	-	(3,366,000)
(Increase)/Decrease in restricted cash	748,742	-
(Increase)/Decrease in accounts receivable	(2,881,034)	2,261,918
(Increase)/Decrease in inventories	65,303	(154,189)
(Increase)/Decrease in prepayment	(352,923)	(1,418,658)
(Increase)/Decrease in other receivables	2,732	-
Increase/(Decrease) in accounts payable	(451,305)	1,036,521
Increase in income tax and surcharge payable	1,813,022	2,038,378
Increase/(Decrease) in other payables and accruals, and value added tax payable	(321,043)	422,113
NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,007,159	$19,361,475
CASH FLOWS USED IN INVESTING ACTIVITIES
Sales proceeds from disposal of plant and equipment	14,793	-
Purchase of fixed assets	(1,485,789)	(10,302,291)
NET CASH USED IN INVESTING ACTIVITIES	$(1,470,996)	$(10,302,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of convertible bond	-	25,000,000
Repayment on loan from shareholders	(2,280,687)	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	$(2,280,687)	$25,000,000
Effect of exchange rate changes on cash	$895,737	$3,259,239
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$7,151,213	$37,318,423
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	19,840,812	26,992,025
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$26,992,025	$64,310,448

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

On December 9, 2005, SGI incorporated a wholly-owned subsidiary, Growing State Limited ( “ GSL ” ), in accordance with the laws of the British Virgin Islands. On September 22, 2006, GSL established a wholly-foreign owned enterprise, Growing Bioengineering (Shanghai) Company Limited ( “ GBS ” ) in the People’s Republic of China.

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

(k)   Inventories

Inventories are stated at the lower of cost or market. Cost, which is calculated using the weighted average method, comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date.

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

(t)   Earnings Per Share

Basic earnings per share is computed in accordance with SFAS No.128, “Earnings Per Share”, by dividing the net income by the weighted average number of outstanding common stock during the period. The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable. The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of common stock has been outstanding to the total time in that period.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s fiscal quarter that begins on January 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s disclosures in its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years on a prospective basis except for the presentation and disclosure requirements which apply retrospectively. Earlier application of SFAS No. 160 is prohibited. SFAS No. 160 is effective for the Company’s fiscal year that begins on April 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

In December 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. SFAS No. 141R is effective for the Company’s fiscal year that begins on April 1, 2009 and will be applied to future acquisitions.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. EITF 06-11 is effective for the Company’s fiscal year that begins on April 1, 2008. Management is currently evaluating the potential impact of EITF 06-11, if any, on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued FAS 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning after November 15, 2007. FAS 157 is effective for the Company’s fiscal year that begins on April 1, 2008. We are currently evaluating the impact of the provisions of FAS 157.

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

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income by the weighted average number of outstanding common stock during the period. The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable. The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of common stock has been outstanding to the total time in that period.

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

Pursuant to the Provisional Regulation of PRC on Value Added Tax, or VAT, and their implementing rules, all entities and individuals that are engaged in the sale of goods are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

The Group has its principal operations in the People’s Republic of China (“PRC”). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group’s management that its PRC operations from 1999 to 2004 were exempted from income taxes and value added taxes as these operations were considered by the local government as an advanced technology. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. In January 2006, management of the Group took the initiative to make tax payments to the PRC tax authorities for the calendar year 2005 and subsequent years, and accrued for all applicable tax liabilities, plus surcharge, which is calculated as 0.05% per day on the overdue tax liabilities in accordance with PRC tax laws and regulations, for all prior fiscal years were reflected in the Group’s financial statements.

Provision for the PRC enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits. On March 1, 2007, the Fifth Plenary Session of the Tenth National People's Congress passed the Corporate Income Tax Law of the PRC ("new tax law") which will take effect on January 1, 2008.  As a result of the new tax law, the statutory income tax rate will change from 33% to 25% with effect from January 1, 2008.  The preferential tax rate currently enjoyed by the Company will be gradually transitioned to the new standard rate of 25% over a five-year transitional period.  In addition, article 28 of the new tax law stated that the income tax rate of a "high technology" company will remain at 15%, and such "high technology" company could still enjoy the existing tax holiday.  As most of the subsidiaries operating in the PRC are currently recognized as "high technology" companies under the existing Income Tax Law of the PRC, the management reasonably believed that these subsidiaries can transit this status under the new tax law.

Dividends withholding tax in the PRC is charged at a rate of 20% on the dividend payable to the shareholders.

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

Our principal operations are carried out in the PRC.  The Company, which is incorporated in the United States, is subject to U.S. tax law.  Other than legal and professional expenses for the daily operations of the Company, the (loss)/income generated from the United States is the change in the fair value of the embedded derivatives of the 4% Senior Convertible Promissory Note issued on December 11, 2007.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The Group has its principal operations in the People’s Republic of China (“PRC”) and is subject to a PRC Enterprise Income Tax rate of 33% in 2007 and 25% in 2008.

However, one of the PRC subsidiaries of the Group located in the Shanghai Jinqiao special economic zone (“Jinqiao subsidiary”) is awarded the status of “high technology” enterprise for the year 2007 till 2010.  Hence the Jinqiao subsidiary enjoys a preferential income tax of 15%, which represents a tax concession of 18% and 10% in the year 2007 and 2008.  The benefit of the tax concession on net income per share (diluted) was approximately $0.167 and $0.167 for the fiscal years 2007 and 2008.

Another newly set up subsidiary of the Group, which is located in Qingpu (“Qingpu subsidiary”), will have the same business and operation as the Jinqiao subsidiary but with a larger production scale, is believed by the management to be qualified for the application for the status of being a “high technology” enterprise once operation is commenced.  If the “high technology” status is awarded, the Qingpu subsidiary would then be fully exempted from PRC Enterprise Income Tax for two years starting from 2008, followed by 50% tax exemption for the next three years, period from 2010 to 2012. There is no financial effect from the tax holiday as the Qingpu subsidiary did not generate any assessable profit in 2007 and 2008.

On March 1, 2007, the Fifth Plenary Session of the Tenth National People's Congress passed a new tax law which took effect on January 1, 2008. As a result of the new tax law, the statutory income tax rate changed from 33% to 25%, effective January 1, 2008. The preferential tax rate currently enjoyed by the Company will gradually transition to the new standard rate of 25% over a five-year transitional period. In addition, article 28 of the new tax law states that the income tax rate of a "high technology" company will remain at 15%, and such "high technology" company may continue to use any existing tax holiday. As the subsidiaries operating in the PRC are currently recognized as "high technology" companies under the existing Income Tax Law of the PRC, the management reasonably believes that these subsidiaries may use this status under the new tax law.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Years ended March 31,
	2007	2008

Computed tax at statutory rate (2007: 33%, 2008: 25%)	$4,980,311	$6,516,115
Non-deductible items	54,976	-
Non-taxable items	-	(722,405)
Effect of different tax rate in other jurisdiction	(4,535)	211,718
Valuation allowance	198,705	41,772
Tax concession	(2,852,431)	(2,956,494)
Surcharge at 0.05% per day on accrued taxes	1,809,842	1,845,925
Total provision for income at effective rate	$4,186,868	$4,936,631

     As at March 31, 2008, the Company's PRC subsidiaries have incurred tax losses which can be carried forward to a maximum of 5 years of approximately US$1,202,649 (2007: US$134,849).

	Year ended March 31,
	2007	2008
Deferred tax assets:
Net operating loss carryforward	$198,705	$41,772
Less: Valuation allowance	(198,705)	(41,772)

Net deferred tax assets	$-	$-

Deferred tax assets were primarily raised from the tax losses carry forwards, and a valuation allowance has been established for the entire deferred tax assets, as the management believes that the PRC subsidiary may not be fully utilized the deferred tax assets because of the uncertainly regarding the tax deductibility of expenses incurred.

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

According to PRC tax regulations, overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of overdue tax liabilities. This amounts to $4.9 million (if calculated based on 0.5 times the taxes payable) to $49 million (if calculated based on five times the amount of taxes payable) as of March 31, 2007 and 2008. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilites) in its financial statements until the matter is fully resolved. Following the adoption of FIN48, the Group has reserved for the surcharges payable for fiscal year 2008.  We consider it more likely than not that the associated penalty will not need to be paid.

18.   COMMITMENTS

(a)   Operating Leases

The Group leases office space, warehouse facilities and retail shops under non-cancelable operating agreements that expire at various dates from 2008 through 2010. The charges incurred by the Group in relation to the above-mentioned operating leases during the periods as presented in these financial statements are summarized as follows:

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

(b)   Land lease

On March 21, 2006, the Company's wholly-owned subsidiary, GSL, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which the Company will construct a plant consisting bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with room for expansion to 300 tons per year.  This agreement contemplates a one-time leasing fee of $2,100,828.  The leasing fee was later reduced to $1,777,860 because the size of the leased land was reduced to 36,075 square meters.  10% of the leasing fee was due and paid on April 5, 2006 as a deposit.  This deposit is to be refunded upon payment in full of the aggregate lease amount, which is due and payable immediately before the issue of the approval documents for the land lease by the Shanghai Qingpu local government authorities.  There are no future lease payments under the land lease.

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

The audits referred to in our report dated July 10, 2008 relating to the consolidated financial statements of China-Biotics, Inc., which is contained in this Form 10-K/A, also included the audits of financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion such financial statement schedule, when considered in relation to the basic condensed financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO McCabe Lo Limited

BDO McCabe Lo Limited

Hong Kong, March 20, 2009

CHINA-BIOTICS, INC.
SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS
(Amounts expressed in US Dollars)

	March 31, 2007	March 31, 2008

ASSETS

Investment in immediate subsidiary - Sinosmart Group Inc.	$23,910,007	$66,895,208

Total assets	$23,910,007	$66,895,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-current liabilities
Convertible note, net of discount of $8,554,365 as of March 31, 2008	$-	$16,445,635
Embedded derivatives	-	5,752,000
Interest payable	-	302,306
Total non-current liabilities	$-	$22,499,941

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock	$1,708	$1,708
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	12,284,900	29,827,144
Accumulated other comprehensive income	734,574	3,677,590
Capital and statutory reserves	3,025,794	3,025,794

Total stockholders’ equity	$23,910,007	$44,395,267

Total liabilities and stockholders’ equity	$23,910,007	$66,895,208

The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Year ended March 31,
	2007	2008

Other income	$-	$3,366,000
Other expenses	(453,544)	(1,013,582)
Total other (expenses)/ income	(453,544)	2,352,418
Equity in earnings of subsidiary	11,358,530	15,189,826
	$10,904,986	$17,542,244

Earnings per share:
Basic	$0.64	$1.03
Diluted	$0.64	$0.80

Weighted average shares outstanding
Basic	17,080,000	17,080,000
Diluted	17,080,000	17,719,269

The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts expressed in US Dollars)

	Common Stock					Accumulated	Capital &
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Comprehensive Income	Statutory Reserves	Total
Balance- March 31, 2006	41,461,004	$4,146	$7,863,031	$1,379,914	$(2,438)	$66,565	$3,025,794	$12,337,012
Comprehensive income:
Net income				10,904,986				10,904,986

Foreign currency translation adjustments, net of taxes of $0						668,009		668,009
Total comprehensive income								11,572,995
Balance- March 31, 2007	41,461,004	$4,146	$7,863,031	$12,284,900	$(2,438)	$734,574	$3,025,794	$23,910,007
Comprehensive income:
Net income				17,542,244				17,542,244
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0						2,943,016		2,943,016
Total comprehensive income								20,485,260
Balance- March 31, 2008	41,461,004	$4,146	$7,863,031	$29,827,144	$(2,438)	$3,677,591	$3,025,794	$44,395,267

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

Year ended March 31,
	2007	2008

Cash flow from operating activities:

Net income	$10,904,986	$17,542,244
Adjustment for:
Non cash for income from equity in earnings of subsidiary	(10,904,986)	(17,542,244
Increase in amount due from a subsidiary	-	-

Net cash used in operating activities	$-	$-

Cash flow from financing activities
Proceeds from issuance of common stock	-	-

Payment to settle liabilities assumed in connection with reverse acquisition	-	-

Net cash used in financing activities

Net increase in cash and cash equivalents balances	$-	$-

Cash and cash equivalents balances at beginning of year	-	-

Cash and cash equivalents balances at end of year	$-	$-

Noncash transaction:

Sinosmart Group Inc., received sales proceeds, on issuance of new shares, of US$5,076,700 on behalf of the Company.

The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS

1	These condensed parent company only financial statements should be read in connection with the consolidated financial statements and notes thereto.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

On December 11, 2007, the Company sold a 4% Senior Convertible Promissory Note in the amount of $25,000,000. The Company’s personnel identified that they did not possess the requisite knowledge in the application of derivative accounting in accordance with Financial Accounting Standard 133-Accounting for Derivative Instruments and Hedging Activities. Management concluded that an outside expert was required to conduct the assessment with respect to the derivative accounting as at March 31, 2008.  On June 16, 2008, the independent valuation expert issued a valuation report to assist the Company’s personnel in the application of derivative accounting with respect to the convertible bonds. As a result, the Company’s management has enhanced its knowledge regarding Financial Accounting Standard 133 and determined that there was not a material weakness in the Company’s internal control over financial reporting as of March 31, 2008.

 This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

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

In addition, we have a strong management team with significant experience in our industry. We also have a technical advisory panel comprising a group of experts from different fields of live sciences, including genetics, microecologics, biochemistry and molecular materials, to advise on our product research and development. Members of the technical advisory panel include Mr. Song Jinan, and Dr. Huang Weida. Biographical details of members of the technical advisory panel and other key employees that are not included above are set out below:

Ms. Yan Yihong   - Ms. Yan Yihong, age 45, is the chief administration officer (assistant to the general manager) of Shining. Ms. Yan has served as a director of Shining since 1999. She was appointed as the chief administration officer in 2004. During the past five years, Ms. Yan has been an employee of Shining in various capacities and has, among other things, participated in formulating the company’s development plans, implemented the company’s internal control procedures and represented the company in business negotiations with relevant government authorities and other external parties.

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

Board Structure and Composition; Committees

Our board of directors currently consists of four members: Mr. Song Jinan, Dr. Chin Ji Wei, Dr. Du Wen Min and Mr. Simon Yick. Dr. Chin Ji Wei, Dr. Du Wen Min and Mr. Simon Yick are independent directors under the independence definitions established by the SEC, the American Stock Exchange and NASDAQ.

On May 28, 2008, we established an audit committee of the board of directors (the “Audit Committee”). The initial members of the Audit Committee are Dr. Chin Ji Wei, Dr. Du Wen Min and Mr. Simon Yick. Mr. Simon Yick serves as the initial chairperson of the Audit Committee. Our board of directors has determined that Mr. Simon Yick qualifies as an audit committee financial expert and is an independent director under the independence definitions established by the SEC, the American Stock Exchange and NASDAQ.

On May 28, 2008, we also established a nominating committee (the “Nominating Committee”) and a compensation committee (the “Compensation Committee”) of the board of directors. The initial members of the Nominating Committee are Mr. Song Jinan, Dr. Chin Ji Wei and Dr. Du Wen Min. Mr. Song serves as the initial chairperson of the Nominating Committee. The initial members of the Compensation Committee are Dr. Chin Ji Wei, Dr. Du Wen Min and Mr. Simon Yick. Dr. Du Wen Min serves as the initial chairperson of the Compensation Committee.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, executive officers, including our chief financial officer and other of our senior financial officers, and employees.

ITEM 11. EXECUTIVE COMPENSATION

Board Compensation

We have not paid any compensation to directors of China-Biotics for the fiscal years ended March 31, 2007, 2006, 2005 or 2004. The table below lists the compensation received by the independent directors of China-Biotics for the fiscal year ended March 31, 2008.

		Annual Compensation
Name of independent directors	Year	Salary (RMB)(1)		Bonus	Other Annual Compensation
Dr. Chin Ji Wei	2008	RMB	40,000	—	—
Dr. Du Wen Min	2008	RMB	40,000	—	—
Mr. Simon Yick	2008	HK $	141,613	—	—

(1) The annual compensation of Dr. Chin Ji Wei, Dr. Du Wen Min and Mr. Simon Yick for fiscal year 2008 was $5,722, $5,722, and $18,273, respectively, using exchange rates of RMB6.99 to US$1 and HK$7.75 to US$1, the prevailing rates as of March 31, 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percent of Common Stock Owned
Song Jinan (6)	8,053,920	47.2%
Chin Ji Wei	—	—
Du Wen Min	—	—
Simon Yick (5)	221,000	1.3%
Raymond Li	—	—
Chinamerica Fund, L.P. (1)	1,147,585	6.7%
Huang Weida	1,510,110	8.8%
Bright Treasure Group Limited (2)	1,118,600	6.6%
Pope Investments LLC (3)	933,440	5.5%
Tai Kwok Leung, Alexander (4)	1,469,700	8.6%
Executive officers and directors (5 persons)	5,305,037	31.1%

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

(3)   Based on a Schedule 13G filed by Pope Asset Management, LLC on January 11, 2008. The address for Pope Investments LLC is 5100 Poplar Ave, Suite 512, Memphis, TN. Pope Asset Management, LLC (“Pope Asset”) is the manager of Pope Investments, LLC (“Pope Investments”). William P. Wells is a member of Pope Asset. Pope Asset and Mr. Wells may be deemed to beneficially own the shares reported as held by Pope Investments.

(4)   Tai Kwok Leung, Alexander, is the sole shareholder of Fascinating Gain Investments Limited and Charming Leader Group Limited, each of which holds 734,850 shares of our common stock. Mr. Tai may be deemed to beneficially own these shares. The address for Mr. Tai, Fascinating Gain Investments Limited and Charming Leader Group Limited is 8th Floor, No. 313 Lockhart Road, Wanchai, Hong Kong. .

(5)   Each of Mr. Yick and his spouse owns 50% of Master Talent Group Limited, which owns 221,000 shares of our common stock.

(6)  Includes 5,084,037 shares held by Mr. Song and 2,969,883 shares held by Ms. Yan Li. Ms. Yan Li is the spouse of Mr. Song, a director and our President and Chief Executive Officer. Ms. Yan Yihong, one of our key employees described in “- Directors, Executive Officers and Key Employees and Advisors” above, is Ms. Yan Li’s sister.  Mr. Song may be deemed to beneficially own the shares held by Ms. Yan Li.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

From April 2003 to June 2005, Shining declared dividends amounting to $16.73 million. The full amount of dividends was paid in cash to the Shining shareholders, Mr. Song Jinan, Ms. Yan Li, Ms. Yan Yihong, Mr. Huang Weida and Shanghai Sheng Yuan Real Estate Co. Ltd., without deducting a withholding tax at the rate of 20% as required by applicable Chinese laws and regulations. Management believes that the risk of having to pay any surcharge or penalty with respect to this failure to withhold taxes is remote.  All but Shanghai Sheng Yuan Real Estate Co., Ltd. collectively acquired a majority shareholding in SGI in October 2005. SGI and these shareholders reached agreement to treat the amount of dividend withholding taxes not withheld by us, which totaled $3.34 million, as advances to the recipients. On March 13, 2006, these advances were repaid in full.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is a summary of the fees we paid our principal auditor for professional services rendered for the years ended March 31, 2008 and 2007. All of the audit fees were approved by the board of directors acting as the company's audit committee.

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

ITEM 15. EXHIBITS

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to China-Biotics, Inc.'s Form 8-K filed on March 23, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 20066 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

Number	Exhibit
10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.15	Investment Agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc’s Form 8-K filed on December 12, 2007).

10.16	Registration Rights Agreement dated December 11, 2007 (incorporation by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K on December 12, 2007).

10.17	4% Senior Convertible Promissory Note dated December 11, 2007 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.18	Guaranty by Song Jinan in favor of Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.19	Pledge Agreement between Song Jinan and Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2009.

CHINA-BIOTICS, INC.

By:	/s/ Song Jinan
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer)

In accordance the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2009.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ Lewis Fan	Chief Financial Officer
Lewis Fan	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Du Wen Min	Director
Du Wen Min

/s/ Simon Yick	Director
Simon Yick