Form 10-Q/A
period 2008-06-30
CHINA-BIOTICS, INC
filed 2009-03-20
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Large accelerated filer ࿠	Accelerated filer ࿠
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes࿠ No☒

As of March 20, 2009, 17,080,000 shares of the Issuer's common stock were outstanding.

Explanatory Note:

China-Biotics, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 on August 14, 2008.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Three months ended June 30,
	2007	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,540,233	$3,236,750
Adjustment for:
Changes in the fair value of embedded derivatives	-	1,239,000
Depreciation	142,310	298,691
(Increase)/Decrease in accounts receivable	2,786,747	2,793,079
(Increase)/Decrease in inventories	6,318	(197,308)
(Increase)/Decrease in prepayments	(57,156)	211,580
Increase/(Decrease) in accounts payable	590,026	434,924
Increase/(Decrease) in income tax, surcharge and dividends withholding tax	622,305	588,686
Increase/(Decrease) in other payables and accruals, and value added tax payable	130,688	(136,326)
Increase/(Decrease) in interest payables	-	(121,402)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,761,471	$8,347,674
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	(533,080)	(7,193,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Effect of exchange rate changes on cash	$474,448	$740,436
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$7,702,839	$1,894,255
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	26,992,025	64,310,448
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$34,694,864	$66,204,703

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

Basic earnings per share is computed in accordance with SFAS No.128, "Earnings Per Share", by dividing the net income by the weighted average number of outstanding common stock during the period. The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable. The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of common stock has been outstanding to the total time in that period.

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

The Group's property, plant and equipment and land use right as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2008	June 30, 2008

Land use right	$1,777,860	$1,816,455
Plant and machinery	6,493,190	7,363,649
Office equipment	3,293,598	3,365,098
Motor vehicles	109,186	201,284
Leasehold improvements	1,817,623	2,126,485
	13,491,457	14,872,971
Less: Accumulated depreciation	$(4,585,976)	(4,988,352)
	8,905,481	9,884,619
Construction in progress	$4,907,268	$12,301,656
	$13,812,749	$22,186,275

7.	TAX PAYABLES

The Group's tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	March 31, 2008	June 30, 2008

Value added tax and other taxes	$5,436,331	$5,476,227
Income tax	3,714,102	4,059,719
Surcharge	9,323,273	9,857,507
Dividends withholding tax	3,844,276	3,927,730
	22,317,982	$23,321,183

Pursuant to the Provisional Regulation of PRC on Value Added Tax, or VAT, and their implementing rules, all entities and individuals that are engaged in the sale of goods are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

The Group has its principal operations in the People's Republic of China ("PRC"). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group's management that its PRC operations were exempted from 1999 to 2004 from income taxes and value added taxes as these operations were considered by the local government as an advanced technology. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. In January 2006, management of the Group took the initiative to make tax payments to the PRC tax authorities for the calendar year 2005 and subsequent years and accrued for all applicable tax liabilities, plus surcharge, which is calculated as 0.05% per day on the overdue tax liabilities in accordance with PRC tax laws and regulations, for all prior fiscal years were reflected in the Group's financial statements.

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

However, one of the PRC subsidiaries of the Group located in the Shanghai Jinqiao special economic zone (“Jinqiao subsidiary”) is awarded the status of “high technology” enterprise for the year 2007 till 2010.  Hence the Jinqiao subsidiary enjoys a preferential income tax of 15%, which represents a tax concession of 18% and 10% in the year 2007 and 2008.  The benefit of the tax concession on net income per share (diluted) was approximately $0.053 and $0.017 for the three months ended June 30, 2007 and 2008.

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

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended June 30,
	2007	2008

Computed tax at the local PRC statutory rate (2007:33%, 2008:25%)	$1,585,053	$1,153,805
Non-deductible items	75,964	432,439
Non-taxable items	-	(303,934)
Effect of different tax rate in other jurisdiction	-	(114,469)
Valuation allowance	9,014	-
Tax concession	(910,926)	(326,995)
Surcharge at 0.05% per day on accrued taxes	503,851	537,625
Total provision for income at effective rate	$1,262,956	$1,378,471

As at June 30, 2008, one of the Company’s PRC subsidiaries has incurred tax losses which can be carried forward to a maximum of 5 years of approximately US$1,001,698 (2007: US$143,863).

	Three months ended June 30,
	2007	2008
Deferred tax assets:

Net operating loss carryforward	$9,014	$-

Less: Valuation allowance	(9,014)	-

Net deferred tax assets	$-	$-

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

According to PRC tax regulations, overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of taxes payable. This amounts to $4.9 million (if calculated based on 0.5 timzes the taxes payable) to $49 million (if calculated based on five times the amount of overdue tax liabilities) as of June 30, 2007 and 2008. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48, the Group has reserved for the surcharges payable for this reporting period.  We consider it more likely than not that the associated penalty will not need to be paid.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amount expressed in US Dollars)

10.	COMMITMENTS

(a)   Operating Leases

The Group leases office space, warehouse facilities and retail shops under non-cancelable operating agreements that expire at various dates from 2008 to 2010. As of the balance sheet dates as presented in these financial statements, the amount of future minimum lease payment under the above-mentioned operating leases were as follows:

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

As of June 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its derivative instruments related to its 2007 Notes. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at June 30, 2008:

	Fair Value Measurements as at June 30, 2008
	Balance at June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability - conversion rights (1)	$6,991,000	$-	$-	$6,991,000

(1)	Represents the conversion rights included in the Company’s 2007 Notes. Included in non-current liabilities on the accompanying condensed consolidated balance sheet.

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

We expect the new plant will commence production in the fourth quarter of calendar year 2008 and start to make contribution to our earnings in fiscal year 2009. The cost of the new plant, which is expected to be approximately $27.5 million for the first phase, will be funded by cash received from the convertible promissory notes issued in December 2007 and internal sources of funds. In this regard, we have leased 36,075 square meters of land in the Shanghai Qingpu Industrial Park District, on which we will construct the new bulk manufacturing facilities. The new plant will have an initial capacity of 150 tons per year with room for expansion to 300 tons per year.

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

Our results for the quarters ended June 30, 2007 and 2008 are summarized below:

	Three months ended June 30, 2007		Three months ended June 30, 2008
	Amount	% of Net sales	Amount	% of Net sales

Net sales	$9,515,333	100.00%	$11,370,657	100.00%
Cost of sales	(2,650,972)	(27.86)%	(3,258,669)	(28.66)%
Gross profit	$6,864,361	72.14%	$8,111,988	71.34%
Operating expenses:
Selling expenses	$(1,316,344)	(13.83)%	$(2,369,859)	(20.84)%
General and administrative expenses	(809,564)	(8.51)%	(1,426,797)	(12.55)%
Total operating expenses	$(2,125,908)	(22.34)%	$(3,796,656)	(33.39)%
Income from operations	$4,738,453	49.80%	$4,315,332	37.95%
Other income and expenses:
Changes in the fair value of embedded derivatives	$-	0.00%	$(1,239,000)	(10.90)%
Other income	71,660	0.75%	1,538,889	13.53%
Other expenses	(6,924)	(0.07)%	-	0.00%
Total other income (expenses)	$64,736	0.68%	$299,889	2.64%
Income before taxes	$4,803,189	50.48%	$4,615,221	40.59%
Provision for income taxes	(1,262,956)	(13.27)%	(1,378,471)	(12.12)%
Net income	$3,540,233	37.21%	$3,236,750	28.47%

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

The contributions of each product as a percentage of invoiced value on sales for the quarters ended June 30, 2007 and 2008 are summarized below:

	Three months ended June 30,
	2007	2008
Shining Essence Capsules	54.53%	40.45%
Shining Signal Capsules	14.35%	10.34%
Shining Golden Shield Capsules	13.99%	12.19%
Shining Energy Capsules	12.11%	11.56%
Shining Essence Stomach Protection Capsules	-%	3.82%
Shining Probiotics Protein Powder	-%	5.86%
Other products	5.03%	6.95%
	100.00%	91.17%
Bulk additives	-%	8.83%
	100.00%	100.00%

Unit volume and unit prices comparatives (on the invoiced value of sales) for the quarters ended June 30, 2007 and 2008 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended June 30,
	2007			2008
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	2%	(1)%	1%	(22)%	6%	(17)%
Shining Signal Capsules	(14)%	(4)%	(17)%	(27)%	9%	(20)%
Shining Golden Shield Capsules	65%	6%	75%	(15)%	18%	0%
Shining Energy Capsules	52%	6%	61%	(13)%	23%	7%
Shining Essence Stomach Protection Capsules	N/A %	N/A %	N/A %	100%	100%	100%
Shining Probiotics Protein Powder	N/A %	N/A %	N/A %	100%	100%	100%
Other products	855%	57%	1,399%	214%	39%	336%

Bulk additives	N/A	%	N/A	%	N/A	%	100%	100%	100%

Cost of sales

Cost of sales for the quarter ended June 30, 2008 was $3,258,669 compared with $2,650,972 for the quarter ended June 30, 2007. The increase in cost of sales was primarily because of increases in the cost of packaging materials and the overall sales volume.

Unit volume and unit costs comparatives for the quarters ended June 30, 2007 and 2008 are summarized below:

	Percentages increase (decrease) from the prior year
	Three months ended June 30,
	2007			2008
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	2%	(8)%	(6)%	(22)%	16%	(10)%
Shining Signal Capsules	(14)%	(6)%	(19)%	(27)%	5%	(23)%
Shining Golden Shield Capsules	65%	(5)%	57%	(15)%	11%	(6)%
Shining Energy Capsules	52%	11%	69%	(13)%	34%	16%
Shining Essence Stomach Protection Capsules	N/A %	N/A %	N/A %	100%	100%	100%
Shining Probiotics Protein Powder	N/A %	N/A %	N/A %	100%	100%	100%
Other products	855%	241	3,156%	214%	(95)%	(84)%

Bulk additives	N/A	%	N/A	%	N/A	%	100%	100%	100%

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

Contractual Obligations

The following table summarizes our principal contractual obligations and commercial commitments over various future periods as of June 30, 2008.

	Payment due by period (as of June 30, 2008)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$9,634,101	$9,634,101	-	-	-
Operating Lease Obligations	$612,600	$554,086	58,514	-	-
Total	$10,246,701	$10,188,187	58,514	-	-

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We have not experienced situations causing us to cast doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $10,669,699 as of June 30, 2008, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form 10-Q and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

Use of estimates as applied to potential penalties for the late payment of taxes

Our principal operations are in the PRC. Business enterprises established in the PRC are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. We have made tax payments to the PRC tax authorities since 2005. We believe that our operations in the PRC were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in the PRC. As a result, there is no way to ascertain the position which may be taken by the relevant PRC tax authorities in the future. Accordingly, our financial statements contain full provisions for all applicable tax liabilities for all prior calendar years. Such provisions for tax liabilities will be reversed out of the financial statements at the appropriate point in the future.

According to PRC tax regulations, our overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of overdue tax liabilities, which amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of June 30, 2007 and 2008. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved.  Following the adoption of FIN48, the Group has reserved for the surcharges payable for this reporting period. We consider it is more likely than not that the associated penalty will not need to be paid.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and fair value. We do not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

Foreign Currency Exchange Rate Risk

Our operations are conducted mainly in the PRC. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in RMB, which is our functional currency.

Therefore, changes in the rate of exchange between the U.S. dollar and the RMB, in which the financial statements of our operations are maintained, affect our results of operations and financial position as reported in our consolidated financial statements. We have consolidated the balance sheets of our RMB-denominated operations into U.S. dollars at the exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at the average exchange rates for the period.

These changes result in cumulative translation adjustments, which are included in "Accumulated other comprehensive income", and potentially result in transaction gains or losses, which are included in our earnings.

Fair Value Risk

We record an adjustment on our convertible notes adjusting the fair value of the embedded conversion options. The change in the value of these instruments is primarily impacted by the price of our stock at the end of each reporting period. This adjustment creates a non-cash effect on our statement of operations which may have a significant impact.

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

Changes in Internal Controls over Financial Reporting

The Company's internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1 of our Annual Report on Form 10-KSB for the year ended March 31, 2008, which could materially impact our business, financial condition or future results. The risks described in the Annual Report on Form 10-KSB are not the only risks facing the company. Additional risks and uncertainties not currently known by the company or that are currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to the Current Report on Form 8-K filed on December 12, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 10-Q filed on November 10, 2008).

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 20066 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Amendment No. 2 to Form SB-2 filed on November 13, 2006).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.14 to China-Biotics, Inc.’s Amendment No. 2 to Form SB-2 filed on November 13, 2006).

10.15	Investment Agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc’s Form 8-K filed on December 12, 2007).

10.16	Registration Rights Agreement dated December 11, 2007 (incorporation by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K on December 12, 2007).

10.17	4% Senior Convertible Promissory Note dated December 11, 2007 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.18	Guaranty by Song Jinan in favor of Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.19	Pledge Agreement between Song Jinan and Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.20	Form of Purchase Agreement dated January 21, 2009 (incorporated by reference to Exhibit 10.15 to China-Biotics, Inc.’s Form 10-Q filed on February 13, 2009).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

16.1
Letter dated April 13, 2006 from Malone & Bailey PC to the United States Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to China-Biotics, Inc.’s Form 8-K filed on May 31, 2006).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to China-Biotics, Inc.’s Form SB-2 filed on March 24, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA-BIOTICS, INC. (Registrant)
/s/ Song Jinan
Date: March 20, 2009	Song Jinan Chief Executive Officer