Form 10-Q/A
period 2008-09-30
CHINA-BIOTICS, INC
filed 2009-03-20
CIK 1271057

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

Explanatory Note:

China-Biotics, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 on November 10, 2008.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Six months ended September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$7,708,870	$5,510,366
Adjustment for:
Changes in the fair value of embedded derivatives	(665,000)	-
Depreciation	863,740	349,111
(Increase)/Decrease in accounts receivable	3,044,946	5,992,036
(Increase)/Decrease in inventories	(344,093)	(383,380)
(Increase)/Decrease in prepayments	19,822	(1,693,248)
Increase/(Decrease) in accounts payable	586,894	239,274
Increase/(Decrease) in income tax, surcharge and dividends withholding tax	1,249,548	828,172
Increase/(Decrease) in other payables and accruals, and value added tax payable	205,230	348,841
NET CASH PROVIDED BY OPERATING ACTIVITIES	$12,669,957	$11,191,172
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	$(11,662,222)	$(4,027,160)
Capital expenditure	$(556,164)	$-
NET CASH USED IN INVESTING ACTIVITIES	(12,218,386)	(4,027,160)
CASH FLOWS USED IN FINANCING ACTIVITIES
Effect of exchange rate changes on cash	$871,476	$1,065,937
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$1,323,047	$8,229,949
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	64,310,448	26,992,025
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$65,633,495	$35,221,974

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended March 31, 2008. There have been no material changes in the significant accounting policies followed by us during the three and six month periods ended September 30, 2008.

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

(c)   Concentration of Customers

For the period ended September 30, 2008, there is a customer that accounted for 12% of our sales revenue. For the period ended September 30, 2007, there is a customer accounted for 17% of our total sales.

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

The Group's property, plant and equipment and land use right as of the balance sheet date as presented in these financial statements are summarized as follows:

	September 30, 2008	March 31, 2008

Land use right	$1,876,078	$1,777,860
Plant and machinery	7,383,837	6,493,190
Office equipment	3,374,323	3,293,598
Motor vehicles	245,653	109,186
Leasehold improvements	2,394,485	1,817,623
	15,274,376	13,491,457
Less: Accumulated depreciation	$(5,566,705)	(4,585,976)
	9,707,671	8,905,481
Construction in progress	$17,601,970	$4,907,268
	$27,309,641	$13,812,749

7.	TAX PAYABLES

The Group's tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	September 30, 2008	March 31, 2008

Value added tax and other taxes	$5,540,379	$5,436,331
Income tax	4,181,744	3,714,102
Surcharge	10,434,063	9,323,273
Dividends withholding tax	3,938,499	3,844,276
	24,094,685	$22,317,982

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

However, one of the PRC subsidiaries of the Group located in the Shanghai Jinqiao special economic zone (“Jinqiao subsidiary”) is awarded the status of “high technology” enterprise for the year 2007 till 2010.  Hence the Jinqiao subsidiary enjoys a preferential income tax of 15%, which represents a tax concession of 18% and 10% in the year 2007 and 2008.  The benefit of the tax concession on net income per share (diluted) was approximately $0.086 and $0.033 for the six months ended September 30, 2007 and 2008.

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

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Computed tax at the local PRC statutory rate (2007:33%, 2008:25%)	$1,901,846	$974,432	$2,601,609	$2,559,484
Non-deductible items	24,456	89,682	444,667	165,646
Non-taxable items	1,249,372	(61,221)	(928,620)	(61,227)
Effect of different tax rate in other jurisdiction	316,832	-	43,947	-
Valuation allowance	74,575	17,704	74,575	26,718
Tax concession	(299,134)	(556,686)	(626,129)	(1,467,612)
Surcharge at 0.05% per day on accrued taxes	549,894	518,785	1,087,519	1,022,636
Total provision for income at effective rate	$1,319,097	$982,689	$2,697,568	$2,245,645

As at September 30, 2008, one of the Company’s PRC subsidiaries has incurred tax losses which can be carried forward to a maximum of 5 years of approximately US$697,142 (2007: US$215,814).

	Three months ended Sep 30,		Six months ended Sep 30,
	2008	2007	2008	2007
Deferred tax assets:
Net operating loss carryforward	$74,575	$17,704	$74,575	$26,718
Less: Valuation allowance	(74,575)	(17,704)	(74,575)	(26,718)

Net deferred tax assets	$-	$-	$-	$-

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

According to PRC tax regulations, overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of overdue tax liabilities. This amounts to $4.9 million (if calculated based on 0.5 times the taxes payable) to $49 million (if calculated based on five times the amount of taxes payable) as of September 30, 2007 and 2008. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48, the Group has reserved for the surcharges payable for this reporting period.  We consider it more likely than not that the associated penalty will not need to be paid.

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

As of June 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its derivative instruments related to its 2007 Notes. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at September 30, 2008:

	Fair Value Measurements as at September 30, 2008
	Balance at September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability - conversion rights (1)	$5,087,000	$-	$-	$5,087,000

(1)	Represents the conversion rights included in the Company’s 2007 Notes. Included in non-current liabilities on the accompanying condensed consolidated balance sheet.

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2008 to September 30, 2008:

Derivative Liability - Conversion Rights
Balance at January 1, 2008	$9,118,000
Adjustment to fair value included in earnings (1)	(4,031,000)
Balance at September 30, 2008	$5,087,000

(1)
 The derivative conversion option is revalued at the end of each reporting period and the resulting difference is included in the results of operations. For the period ended September 30, 2008, the net adjustment to fair value resulted in a gain of $4.03 million and is included in “Changes in the fair value of embedded derivatives” on the accompanying condensed consolidated statement of operations.

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

Our results for the three months and six months ended September 30, 2007 and 2008 are summarized below:

	Three months ended September 30, 2008		Three months ended September 30, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$11,495,249	100.00%	$7,820,163	100.00%
Cost of sales	(3,462,853)	(30.12)%	(2,205,623)	(28.20)%
Gross profit	$8,032,396	69.88%	$5,614,540	71.80%
Operating expenses:
Selling expenses	$(2,813,563)	(24,48)%	$(1,561,936)	(19.97)%
General and administrative expenses	(1,438,137)	(12.51)%	(1,087,053)	(13.90)%
Total operating expenses	$(4,251,700)	(36.99)%	$(2,648,989)	(33.87)%
Income from operations	$3,780,696	32.89%	$2,965,551	37.93%
Other income and expenses:
Change in the fair value of embedded derivatives	$1,904,000	16.56%	$-	-%
Other income	157,468	1.37%	282	0%
Other expenses	(50,947)	(0.44)%	(13,011)	(0.17)%
Total other income (expenses)	$2,010,521	17.49%	$(12,729)	(0.17)%
Income before taxes	$5,791,217	50.38%	$2,952,822	37.76%
Provision for income taxes	(1,319,097)	(11.48)%	(982,689)	(12.57)%

Net income	$4,472,120	38.90%	$1,970,133	25.19%

	Six months ended September 30, 2008		Six months ended September 30, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$22,865,906	100.00%	$17,335,496	100.00%
Cost of sales	(6,721,522)	(29.40)%	(4,856,595)	(28.02)%
Gross profit	$16,144,384	70.60%	$12,478,901	71.98%
Operating expenses:
Selling expenses	$(5,183,422)	(22.67)%	$(2,878,280)	(16.60)%
General and administrative expenses	(2,864,933)	(12.53)%	(1,896,617)	(10.94)%
Total operating expenses	$(8,048,355)	(35.20)%	$(4,774,897)	(27.54)%
Income from operations	$8,096,029	35.40%	$7,704,004	44.44%
Other income and expenses:
Change in the fair value of embedded derivatives	$665,000	2.91%	$-	-%
Other income	1,862,988	8.15%	71,942	0.41%
Other expenses	(217,579)	(0.95)%	(19,935)	(0.11)%
Total other income (expenses)	$2,310,409	10.11%	$52,007	0.30%
Income before taxes	$10,406,438	45.51%	$7,756,011	44,74%
Provision for income taxes	(2,697,568)	(11.80)%	(2,245,645)	(12.95)%

Net income	$7,708,870	33.71%	$5,510,366	31.79%

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

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months and six months ended September 30, 2007 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended September 30,
	2008			2007
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices		Overall increase / (decrease)
Shining Essence Capsules	8%	(1)%	7%	44%	4%		50%
Shining Signal Capsules	(27)%	14%	(17)%	23%	(16)%		3%
Shining Golden Shield Capsules	21%	3%	24%	109%	(23)%		61%
Shining Energy Capsules	19%	(2)%	17%	63%	(16)%		37%
Shining Essence Stomach Protection Capsules	82%	(30)%	28%	N/A %	N/A	%	N/A %
Shining Probiotics Protein Powder	72%	1%	73%	N/A %	N/A	%	N/A %
Other products	172%	(7)%	153%	100%	N/A	%	100%
Bulk additives	100%	100%	100%	N/A %	N/A	%	N/A %

	Percentage increase (decrease) from the prior year
	Six months ended September 30,
	2008			2007
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	(10)%	3%	(7)%	18%	1%	19%
Shining Signal Capsules	(27)%	11%	(19)%	1%	(10)%	(9)%
Shining Golden Shield Capsules	2%	15%	17%	81%	(6)%	70%
Shining Energy Capsules	-%	11%	11%	56%	(3)%	51%
Shining Essence Stomach Protection Capsules	98%	(26)%	47%	N/A %	N/A %	N/A %
Shining Probiotics Protein Powder	261%	-%	261%	N/A %	N/A %	N/A %
Other products	236%	(6)%	216%	2205%	15	2551%

Bulk additives	100%	100%	100%	N/A %	N/A %	N/A %

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

Unit volume and unit costs comparatives for the three months and six months ended September 30, 2007 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended September 30,
	2008			2007
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs		Overall increase / (decrease)
Shining Essence Capsules	8%	19%	28%	44%	4%		50%
Shining Signal Capsules	(27)%	15%	(16)%	23%	(27)%		(10)%
Shining Golden Shield Capsules	21%	(2)%	18%	109%	(40)%		25%
Shining Energy Capsules	19%	13%	34%	63%	(25)%		22%
Shining Essence Stomach Protection Capsules	82%	(35)%	18%	N/A %	N/A	%	N/A %
Shining Probiotics Protein Powder	72%	49%	156%	N/A %	N/A	%	N/A %
Other products	172%	19%	224%	100%	N/A	%	100%
Bulk additives	100%	100%	100%	N/A %	N/A	%	N/A %

	Percentage increase (decrease) from the prior year
	Six months ended September 30,
	2008			2007
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	(10)%	19%	7%	18%	(2)%	15%
Shining Signal Capsules	(27)%	13%	(17)%	1%	(17)%	(16)%
Shining Golden Shield Capsules	2%	5%	7%	81%	(20)%	45%
Shining Energy Capsules	-%	27%	27%	56%	(4)%	50%
Shining Essence Stomach Protection Capsules	98%	(31)%	37%	N/A %	N/A %	N/A %
Shining Probiotics Protein Powder	261%	35%	387%	N/A %	N/A %	N/A %
Other products	236%	3%	246%	2205%	101%	2228%
Bulk additives	100%	100%	100%	N/A %	N/A %	N/A %

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations and commercial commitments over various future periods as of September 30, 2008.

Contractual	Payment due by period (as of September 30, 2008)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$7,928,369	$7,928,369	-	-	-
Operating Lease Obligations	$564,250	$540,118	24,132	-	-
Total	$8,492,619	$8,468,487	24,132	-	-

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

Foreign Currency Exchange Rate Risk

Our operations are conducted mainly in the People's Republic of China. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in RMB, which is our functional currency.

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

	Number of Votes
Nominees for 1-year terms ending in 2009	For	Against	Withheld	Abstain	Broker Non-Votes
Mr. Song Jinan	12,164,017	-	-	-	-
Dr. Chin Ji Wei	12,164,017	-	-	-	-
Dr. Du Wen Min	12,164,017	-	-	-	-
Mr. Simon Yick	12,164,017	-	-	-	-

Ratified the appointment of BDO McCabe Lo Limited as independent auditors for the fiscal year ending March 31, 2009	12,164,017	-	-	-	-

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 10-Q filed on November 10, 2008).

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 20066 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Amendment No. 2 to Form SB-2 filed on November 13, 2006).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.14 to China-Biotics, Inc.’s Amendment No. 2 to Form SB-2 filed on November 13, 2006).

10.15	Investment Agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc’s Form 8-K filed on December 12, 2007).

10.16	Registration Rights Agreement dated December 11, 2007 (incorporation by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K on December 12, 2007).

10.17	4% Senior Convertible Promissory Note dated December 11, 2007 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.18	Guaranty by Song Jinan in favor of Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.19	Pledge Agreement between Song Jinan and Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.20	Form of Purchase Agreement dated January 21, 2009 (incorporated by reference to Exhibit 10.15 to China-Biotics, Inc.’s Form 10-Q filed on February 13, 2009).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

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