Form 10-Q/A
period 2008-12-31
CHINA-BIOTICS, INC
filed 2009-03-20
CIK 1271057

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☑ (Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No☑

As of March 20, 2009, 17,080,000 shares of the Issuer's common stock were outstanding.

Explanatory Note:

China-Biotics, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 on February 13, 2009.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Nine months ended December 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$13,377,757	$9,554,115
Adjustment for:
Changes in the fair value of embedded derivatives	(2,073,000)	-
Loss on disposal of plant and equipment	30,022	-
Depreciation	1,298,953	625,357
Change in deferred tax	500,000	-
(Increase)/Decrease in accounts receivable	(792,146)	2,360,417
(Increase)/Decrease in inventories	(841,095)	(526,663)
(Increase)/Decrease in prepayments	216,069	(1,596,989)
Increase/(Decrease) in accounts payable	1,926,337	812,003
Increase/(Decrease) in income tax, surcharge and dividends withholding tax	2,486,572	1,754,188
Increase/(Decrease) in other payables and accruals, and value added tax payable	957,512	329,998
NET CASH PROVIDED BY OPERATING ACTIVITIES	$17,086,981	$13,312,426
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	$(15,144,845)	$(8,398,701)
Capital expenditure	(808,219)	-
NET CASH USED IN INVESTING ACTIVITIES	$(15,953,064)	$(8,398,701)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issue of convertible notes	-	25,000,000
Effect of exchange rate changes on cash	$979,753	$2,175,977
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$2,113,670	$32,089,702
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	64,310,448	26,992,025
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$66,424,118	$59,081,727

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

The Group's property, plant and equipment and land use right as of the balance sheet date as presented in these financial statements are summarized as follows:

	December 31, 2008	March 31, 2008

Land use right	$1,881,207	$1,777,860
Plant and machinery	7,408,719	6,493,190
Office equipment	3,384,943	3,293,598
Motor vehicles	246,325	109,186
Leasehold improvements	2,425,883	1,817,623
	15,347,077	13,491,457
Less: Accumulated depreciation	$(5,999,412)	$(4,585,976)
	9,347,665	8,905,481
Construction in progress	$22,273,342	$4,907,268
	$31,621,007	$13,812,749

7.	TAX PAYABLES

The Group's tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	December 31, 2008	March 31, 2008

Value added tax and other taxes	$5,701,835	$5,436,331
Income tax	4,890,714	3,714,102
Surcharge	11,004,077	9,323,273
Dividends withholding tax	3,949,267	3,844,276
	$25,545,893	$22,317,982

Pursuant to the Provisional Regulation of PRC on Value Added Tax, or VAT, and their implementing rules, all entities and individuals that are engaged in the sale of goods are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

The Group has its principal operations in the People’s Republic of China (“PRC”). Business enterprises are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group’s management that its PRC operations were exempted from 1999 to 2004 from income taxes and value added taxes as these operations were considered by the local government as an advanced technology. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. In January 2006, management of the Group took the initiative to make tax payments to the PRC tax authorities for the calendar year 2005 and subsequent years, and accrued for all applicable tax liabilities, plus surcharge, which is calculated as 0.05% per day on the overdue tax liabilities in accordance with PRC tax laws and regulations, for all prior fiscal years were reflected in the Group’s financial statements.

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

However, one of the PRC subsidiaries of the Group located in the Shanghai Jinqiao special economic zone (“Jinqiao subsidiary”) is awarded the status of “high technology” enterprise for the year 2007 till 2010.  Hence the Jinqiao subsidiary enjoys a preferential income tax of 15%, which represents a tax concession of 18% and 10% in the year 2007 and 2008.  The benefit of the tax concession on net income per share (diluted) was approximately $0.149 and $0.058 for the nine months ended December 31, 2007 and 2008.

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

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Computed tax at the local PRC statutory rate (2007:33%, 2008:25%)	$1,992,058	$1,805,277	$4,593,667	$4,364,761
Non-deductible items	41,976	98,168	486,643	263,815
Non-taxable items	(462,342)	(49,430)	(1,390,962)	(110,658)
Effect of different tax rate in other jurisdiction	112,368	-	156,315	-
Valuation allowance	64,185	127,866	138,760	154,584
Tax concession	(489,509)	(1,107,986)	(1,115,638)	(2,575,598)
Surcharge at 0.05% per day on accrued taxes	540,612	552,894	1,628,131	1,575,530
Total provision for income at effective rate	$1,799,348	$1,426,789	$4,496,916	$3,672,434
Temporary difference associated with investments in subsidiary	500,000	-	500,000	-
	$2,299,348	$1,426,789	$4,996,916	$3,672,434

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

Deferred tax assets were primarily raised from the tax losses carry forwards, and a valuation allowance has been established for the entire deferred tax assets, as the management believes that the PRC subsidiary may not have fully utilized the deferred tax assets because of the uncertainty regarding the tax deductibility of expenses incurred.

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

According to PRC tax regulations, overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of overdue tax liabilities. This amounts to $4.9 million (if calculated based on 0.5 times the taxes payable) to $49 million (if calculated based on five times the amount of taxes payable) as of June 30, 2007 and 2008. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48, the Group has reserved for the surcharges payable for this reporting period.  We consider it more likely than not that the associated penalty will not need to be paid.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations and commercial commitments over various future periods as of December 31, 2008.

Contractual	Payment due by period (as of December 31, 2008)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$4,921,709	$4,921,709	-	-	-
Operating Lease Obligations	$479,454	$479,454	-	-	-
Total	$5,401,163	$5,401,163	-	-	-

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

Recent Developments

On January 21, 2009, Ms. Yan Li, the spouse of Mr. Song Jinan, sold 250,000 shares of common stock of the Company at a price of $6.60 per share in a private sale transaction.  In connection with the transaction, the Company agreed to use its reasonable best efforts to file a registration statement within 30 days of the closing of the transaction to register the resale of the common stock by such stockholders.  A copy of the Purchase Agreement with respect to the transaction has been filed with the SEC as an exhibit to the 10-Q for the the quarterly period ended December 31, 2008 filed on February 13, 2009.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and fair value. We do not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

Foreign Currency Exchange Rate Risk

Our operations are conducted mainly in the People’s Republic of China. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in RMB, which is our functional currency.

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

These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income”, and potentially result in transaction gains or losses, which are included in our earnings.

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