Form 10-K/A
period 2008-03-31
CHINA-BIOTICS, INC
filed 2009-04-24
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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

As of April 24, 2009, 17,080,000 shares of the registrant's common stock were outstanding.

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

Competition

The dietary supplement market in China is highly fragmented, with many competitors. Many manufacturers are local or regional. Management believes that although there are currently over ten microecologics product producers in China, most of them lack substantial product development skills and research capability. We believe that we produce superior products to those of our domestic competitors, and that the probiotics contents in most of our domestic competitors’ products are not clearly stated on the product labels and therefore the quantity of active probiotics bacterium cannot be ascertained from such labels.

In connection with our manufacturing operations, we extract probiotics bacterium from organisms cultured from human sources.  Management believes that probiotics from human sources reduces the risk that the active ingredients will be rejected by the human body, allows for easier absorption by the human body, and promotes greater sustainability within the digestive tracts. Our proprietary technology protects the active ingredients in probiotics (live bacteria) and allows a survival rate of 70% for bacteria stored at room temperature for two years after manufacture, and a survival rate of nearly 100% for bacteria stored at temperatures below 18°C for two years after manufacture. Management believes this vitality rate is the highest among all manufacturers of probiotics products in China. None of our domestic competitors has claimed a higher vitality rate for its probiotics products.  In addition, the concentration of active ingredients we produce is over 100 times that of the minimum governmental standards in China.

            The table below contains a comparison of the quantity of active probiotics (cfu/g) that can be maintained in our products and those of two of our most comparable competitors in the PRC and one comparable competitor in Japan. The metric “quantity of active probiotics (cfu/g) that can be maintained within 3 months” is a standard commonly used to measure the effectiveness of probiotics.  It refers to the concentration of live bacteria that are maintained over a three month period—products with a higher quantity of the active probiotics that can be maintained are generally recognized as higher quality products. The international standard is cfu106/g within 3 months.  As demonstrated in the table below, we achieve a higher quantity of active probiotics than our competitors, which we believe is attributable to our superior microbial technology.  Microbial technology relates to (1) the mass production and use of beneficial microorganisms and its metabolites and (2) the development of methods which prevent damages to industrial products caused by harmful microorganisms. Research in the field of microbial technology generally relates to the study of microorganisms involved in the fermentation, molding and rotting of industrial products, focusing on biological characteristics of the microorganisms and the fermentation process and aimed at maximizing the benefits and minimizing the negative effects. Traditional research focuses on food production, industrial fermentation and preservatives for industrial products. This technology has developed to a new phase which focuses on fermentation engineering with microorganisms as the main body.

Quantity of active probiotics (cfu/g) that can be maintained within 3 months (1)
B.bifidum
China -Biotics, Inc.	2 x 10[11]
PRC competitors A and B	3.5 x 10[9]
Japanese competitor	1.0 x 10[10]

The table below compares the vitality and active rate of our probiotics supplements stored at room temperature with that of our comparable sample competitors. The vitality and active rate is the most important factor in determining the nutritional value of lactic acid bacteria contained in our products, which The Institute of Microbiology, Chinese Academy of Sciences has confirmed is beneficial to humans. The vitality rate is a ratio of live probiotics contained in a product—the higher the content of live probiotics in a product, the higher the vitality rate and the higher the nutritional value of the product.

	Vitality and active rate (%)
	8 months from manufacturing	16 months from manufacturing	24 months from manufacturing
China-Biotics, Inc.	85	75	70
PRC competitors A and B	<20	<12	<8
Japanese competitor	71	60	36

Set out below is a comparison of some of the features of our products and similar products:

With reference to guidelines issued by the Ministry of Health in China (1)
Manufacturer /Products	Form of products	Bacteria type	Form of Products	Bacteria Type	Qty of bacteria (>10 6 /g)
China-Biotics, Inc. (Shining Essence)	Capsule	L. acidophilus and B. bifidum	Recommended	Recommended	100x above standard

PRC competitor A	Liquid	Unknown	Not Recommended	Unknown	Below standard

PRC competitor B	Capsule	Lactobacillus, Bifidobacterium, Streptococcus faecalis	Recommended	Not Recommended (Streptococcus faecalis only)	Below standard

Japanese competitor	Capsule	Lactobacillus, Bifidobacterium	Recommended	Recommended	100x above standard

(1)   According to a notice issued by the Chinese Ministry of Health on March 23, 2001 (reference number: Wei Fa Jian Fa (2001) No. 84) regarding live bacteria products in China, which took effect in 2001, these types of products should maintain concentrations of live bacteria at a level of 106/g within their stated effective period. The Chinese Ministry of Health notice also clearly expressed that the liquid form of products to carry bacteria was not recommended and listed a set of recommended bacteria types. The labels that we have attached to the products indicated as “Recommended”, “Not recommended” or “Below standard” in this table indicate whether the form of products, bacteria type or concentration levels of live bacteria below this amount met the standards set by the Chinese Ministry of Health notice.

            The information regarding our competitors’ products in each of the three tables above was obtained from the labels of their products. No governmental or other authority specifically considered or rated the specific products in these tables.

The competition for bulk additives comes mainly from large overseas producers and food importers that produce their own supplements. Our management believes that we have a significant advantage over these competitors in the domestic market. In addition to the high quality of our products, which has been described above, we believe that we have the following advantages over our overseas competitors:

•
Proprietary technology.  Our proprietary technology, which includes a number of patents, allows us to generate higher output based on the same amount of raw materials, which lowers the production costs for our products.

•
Lower cost and availability of raw materials.  Our raw materials are among the more commonly used and widely available raw materials in the probiotics industry, which leads to a simpler purchase process and lower raw materials costs.

•
Proximity to domestic market.  Our proximity to the domestic Chinese probiotic consumer market translates to much shorter order-production turnaround and transportation time relative to our overseas competitors. Such shortened time spans, in an industry that focuses on producing live microorganisms, significantly reduces the burden of product safety protection and often results in higher active ingredient content in the delivered products.

•
Extensive domestic sales / service network.  As a domestic company with an extensive sales/service network, we also offer high-quality and responsive pre- and after-sales services to domestic Chinese clients, with tailor-made solutions. Such prompt and responsive service often cannot be matched by overseas competitors, mainly due to their geographical distances and smaller local service networks.

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

Executive Compensation

The table below lists the compensation received by Mr. Song, the sole executive officer of China-Biotics prior to November 2006, and the principal executive officer of SGI for the periods indicated, and for Mr. Li, the principal financial officer from November 13, 2006. No other officer of China-Biotics or SGI received compensation in excess of $100,000 for these years.

		Annual Compensation
Name and Principal Position(1)	Year	Salary(RMB) (2)(3)		Bonus	Other Annual Compensation
Song Jinan, Chief Executive Officer,	2008	RMB	629,324	—	—
Treasurer and Secretary and	2007	RMB	971,750	—	—
Principal Executive Officer of SGI

Raymond Li, Chief Financial	2008	RMB	537,692	—	—
Officer	2007	RMB	179,189	—	—

(1)   Mr. Song became our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary as of March 22, 2006. On November 13, 2006 Mr. Song resigned from the office of Chief Financial Officer, and appointed Mr. Raymond Li to serve as the Chief Financial Officer.
(2)   Includes social insurance contributions of RMB171,600 and RMB371,750 in 2008 and 2007, respectively. Mr. Song's compensation in US dollars for fiscal years 2008 and 2007 was $90,032 and $139,020, respectively, using an exchange rate of RMB6.99 to US$1, the prevailing rate as of March 31, 2008.

(3)    Mr. Li’s compensation in US dollars for fiscal years 2008 and 2007 was $76,923 and $25,635, respectively, using an exchange rate of RMB6.99 to US$1, the prevailing rate as of March 31, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2009.

CHINA-BIOTICS, INC.

By:	/s/ Song Jinan
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 24, 2009.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ Lewis Fan	Chief Financial Officer
Lewis Fan	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Du Wen Min	Director
Du Wen Min

/s/ Simon Yick	Director
Simon Yick