Form 10-K/A
period 2008-03-31
CHINA-BIOTICS, INC
filed 2009-06-29
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 3

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

As of June 26, 2009, 17,080,000 shares of the registrant's common stock were outstanding.

Explanatory Note:

The purpose of this Amendment No. 3 to Form 10-K is to amend certain statements on pages 9 through 13. No other changes were made to this annual report.

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

We believe our proprietary production technology gives us the following competitive advantages:

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

•
Since probiotics are phobic to water, acid and oxygen, their life span is extremely short. We use technology that significantly extends the survival rate of the bacteria and, as a result, our products have a survival rate of two years from manufacturing at room temperature.

•
According to rules governing live bacteria products in China which took effect in 2001, such products need to maintain out concentrations of live bacteria at a level of 10 6 /g within their stated effective period. Our products maintain a 10 8 /g concentration of live bacteria during their stated effective period. This concentration level is also over 200 times higher than the current commonly accepted international standard.

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

Competition

We believe that we are well-positioned to compete in the Chinese pharmaceutical and nutraceutical market with our proprietary technology, strong brand, diverse product portfolio, research and development capabilities, established sales and service network, and favorable cost structure.  Other factors affecting competitive conditions in the Chinese pharmaceutical and nutraceutical market are managerial and technological expertise, the ability to identify and exploit commercially viable products, time to market, patent position, product efficacy, safety, convenience, reliability, availability and pricing.

Our primary competitors in the Chinese domestic probiotics market are two Chinese companies, Shanghai Jiaoda Onlly Co. Ltd. and Shanghai Pharmaceutical Group Co. Ltd. – SINE Pharmaceutical Co. Ltd. and one Japanese company, Morishita Jintan Co. Ltd.  These competitors produce similar probiotics products and have similar market share to ours in the Chinese domestic market.  In addition to these primary competitors, there are approximately four other domestic competitors that compete with us in the Chinese market.

With respect to the bulk additives market, we believe that our competition will come mainly from large overseas producers and food importers that produce their own supplements. Our management believes that we are well-positioned to compete in the bulk additives market based on the high quality of our products, our favorable cost structure, our time-to-market in the domestic market and our established sales and service network.  We are directing efforts toward encouraging customers to switch from imported bacteria to our products as additives for the production of yogurt, sour milk and other food products.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2009.

CHINA-BIOTICS, INC.

By:	/s/ Song Jinan
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 29, 2009.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ Lewis Fan	Chief Financial Officer
Lewis Fan	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Du Wen Min	Director
Du Wen Min

/s/ Simon Yick	Director
Simon Yick