Form 10-K
period 2009-03-31
CHINA-BIOTICS, INC
filed 2009-07-14
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Telephone number: (86 21) 5834 9748
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.0001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $67,843,790 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of July 13, 2009, 17,080,000 shares of the registrant's common stock were outstanding.

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

In evaluating these statements, you should consider various factors, including the risks described in “Item 1A. Risk Factors” beginning on page 15 and elsewhere in this Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this document, except as required by applicable law.

ITEM 1.   BUSINESS

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

On December 11, 2007, we sold a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010 to Pope Investments II LLC, an affiliate of Pope Investments, LLC, in a private placement. In connection with the sale, we entered into an Investment Agreement and a Registration Rights Agreement. In addition, Mr. Song Jinan, the company’s Chief Executive Officer, Chairman, and largest shareholder, entered into a Guaranty Agreement and a Pledge Agreement, pursuant to which Mr. Song agreed to guaranty the company’s obligations under the Note and to secure such guaranty with a pledge of 4,000,000 shares of China-Biotics common stock owned by Mr. Song. The principal amount of the Note is convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date subject to adjustment for subdivision or combination of our common stock and similar events. If the Note is not converted at maturity, we will redeem the Note to provide Pope with a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into common stock if we achieve a net income of $60 million in fiscal year 2010. Pope Investments II LLC may declare the outstanding principal amount and any accrued but unpaid interest, calculated at a rate of 10% per annum, to be immediately due and payable upon an event of default, including non-payment of obligations under the Note, bankruptcy or insolvency, or failure to perform any covenant set forth in the Note or Investment Agreement. Pursuant to the Investment Agreement we have secured payment of our obligations under the Note with a pledge of 100% of the stock of our subsidiary, SGI, to Pope Investments II LLC.  Net proceeds of the Note are being used to fund the construction of a proposed 150-metric-ton-per-year manufacturing facility and for other capital expenditures.

Current Operations

Overview

We are engaged in the research, development, production, marketing and distribution of probiotics products, which are products that contain live microbial food supplements which beneficially affect the host by improving its intestinal microbial balance.

Our first product, Shining Essence, was approved by the Chinese Ministry of Health for production and to market as a health product in August 2000. We launched Shining Essence in Shanghai in April 2001, and it is currently our best-selling product, representing approximately 61% of our total sales for the year ended March 31, 2007, 48% for the year ended March 31, 2008 and 40% for the year ended March 31, 2009. The Health Food Association of China named Shining Essence as the best selling liver health product in 2001.

From October to December 2001, we obtained three patents for our production process, packaging design and packing equipment design. We applied those technologies in manufacturing process of all products under the “Shining” brand. In June 2004, we submitted an application for registration of a patent regarding the production of one of our products to the Intellectual Property Bureau of China. We have obtained approval for this patent, and obtained the formal certificate by the authorities on February 11, 2009.

In February 2002, we obtained the certifications below from TÜV Rheinland/Berlin-Brandenburg Group of Companies. Management believes that our Shanghai production plant was the first and the only production plant in China for probiotics that obtained all four certifications.

ISO 9001. We obtained ISO 9001:2000 certification from TÜV Anlagentechnik GmbH in respect of our production process for its leading product, Shining Essence and will expire in January 2010. According to the American National Standards Institute, ISO 9001:2000 specifies requirements for a quality management system where an organization needs to demonstrate its ability to consistently provide product that meets customer and applicable regulatory requirements, and aims to enhance customer satisfaction through the effective application of the system, including processes for continual improvement of the system and the assurance of conformity to customer and applicable regulatory requirements. All requirements of this international standard are generic and are intended to be applicable to all organizations, regardless of type, size and product provided.

ISO 14001. We obtained ISO 14001:1996 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product, which expires in February 2010. According to the American National Standards Institute, ISO 14001:2004 specifies requirements for an environmental management system to enable an organization to develop and implement a policy and objectives which take into account legal requirements and other requirements to which the organization subscribes, and information about significant environmental aspects. It applies to those environmental aspects that the organization identifies as those which it can control and influence. It does not itself state specific environmental performance criteria.

OHSAS 18001. We obtained OHSAS 18001:1999 certification from TÜV Hong Kong Ltd in respect of our production process for our Shining Essence product, which expires in June 2012. According to BSI Management Systems - Asia, Occupational Health and Safety Assessment Series specification relates to an entity’s occupational health and safety management systems that enable organizations to control its occupational health and safety risks and improve its performance. It does not state specific occupational health and safety performance criteria, nor does it give detailed specifications for the design of a management system. OHSAS 18001 is an assessment specification developed in response to the need for companies to meet their health and safety obligations in an efficient manner.

HACCP. We obtained HACCP DS 3027 E:1997 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product, which expires in July 2012. The term “HACCP” stands for Hazard Analysis Critical Control Point. The HACCP DS 3027 E:1997 standard was developed to ensure food safety among food manufacturers and their suppliers in Denmark.

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

In addition, in March 2006, we opened our first retail outlet in Shanghai and launched the following products in the market:

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

Business prospects

Leveraging on what our management believes are our technical competence, cost efficiencies and highly recognized brand, our management expects to achieve significant growth through:

•
the introduction of bulk additives products  - We are expanding into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence trial production within the second quarter of fiscal year 2010. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum will cost $27.50 million, $25 million of which is expected to be paid by the third quarter of calendar year 2009 and the balance by the end of calendar year 2009. Phase 2 of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility. Phase 2 of this project is expected to cost $18 million. The construction cost of Phase 1 of the plant will be funded by cash received from the sale of convertible promissory notes to Pope Investments II LLC on December 11, 2007 as disclosed in “Business-History”;

•
the geographical expansion of its retail sales through direct sales and traditional sales channels  - We intend to expand the sale of our products to the other metropolitan cities in China through a combination of the traditional distribution channels and dedicated Shining outlets. From March 2006, when we opened our first outlet in Shanghai, we have a total of 106 outlets as of March 31, 2009. About three quarters of these outlets are located in Shanghai and the rest are located in 12 other cities in China.

•
the development of new products  - We plan to continue to develop new products aimed at improving the general health conditions of humans, enhancing their immune system and reducing health problems. We are also in the process of developing new products to strengthen our product pipeline so that we may offer an array of products for sale in the Shining outlets.

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

China market

China has very limited capacity to produce probiotics. We believe that demand for probiotics and functional foods in China will continue to increase in the foreseeable future. We believe that China lacks manufacturing capabilities of bulk additives in a scale necessary to support the functional foods industry. This has forced processed food producers to either import most of their probiotics or produce finished products abroad and re-import the final product. We believe this creates significant inefficiencies in both cost and probiotics efficacy, as some bacteria die during transport.

Demand for functional food products is expected to grow significantly. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and dietary supplements to increase. We believe that the demand for functional foods and dietary supplements will be bolstered by the stated commitment of the Chinese government to reduce the use of antibiotics and promote the use of probiotics and other preventative measures.

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

Demand for dairy product additives is expected to increase significantly. The demand for functional foods and foods that use probiotic supplements is growing at a significant rate. According to AC Nielsen (article available at http://cn.en.acnielsen.com/news/20050916.shtml), yogurt and yogurt drinks are the fastest growing products in the food products segment in China, with sales increasing by 38% in 2004 alone. Sales of infant formula grew 23% in the same year. Moreover, according to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics will be added to baby milk powders produced in China. The relevant regulations are expected to be announced at a later date. These factors translate into significant growth in demands in China for live bacteria as food addictives.

Business strategies

Leveraging on what our management believes are our technical competence, cost efficiencies and highly recognized brand, our management expects to achieve significant growth through:

•	the introduction of bulk additives products;

•	the geographic expansion of our retail sales through direct sales and traditional sales channels; and

•	the development of new products.

Bulk market

Most probiotics used for the manufacture of yogurt, milk powder products and food preservatives are currently imported. However, we believe imported probiotics are generally more expensive and are of lower quality as most bacteria die during transport. In addition, according to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, on April 1, 2007, probiotics must be added to baby milk powders and other products produced in China. The relevant regulations will be implemented at a later date. We are expanding into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence trial production within the second quarter of fiscal year 2010. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per year, will cost $27.50 million, $25 million of which is expected to be paid by the third quarter of calendar year 2009 and the balance by the end of calendar year 2009. Phase 2 of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility. Phase 2 of this project is expected to cost $18 million. The construction cost of Phase 1 of the plant will be funded by cash received from the sale of convertible promissory notes to Pope Investments II LLC on December 11, 2007 as disclosed in “Business-History”.

Geographic expansion and direct sales

We sell our products mainly in Greater Shanghai through distributors. Over the past five years, we believe we have firmly established ourselves in Shanghai as the leading supplier and manufacturer of probiotics products. We are now expanding the sale of our products to the other metropolitan cities in China through a combination of the traditional distribution channels and dedicated Shining outlets.

We opened the first Shining retail outlet in Shanghai in March 2006. We have also repackaged our products for sale in our outlets, and have introduced several new products which are sold exclusively in our outlets. As at March 31, 2009, we have opened 106 outlets in Shanghai and 12 other cities in China.

In preparation for the opening of additional retail outlets, we have also been actively recruiting and training retail sales staff since the beginning of 2006. We have already successfully recruited a number of very experienced sales professionals and have trained a pool of sales staff. We have also designed and implemented control systems to manage this new business.

Currently, we have a network of 106 outlets in China. We continue to survey cities in China to assess and select suitable locations for new outlets.

As part of our strategy, we will also consider licensing franchisees to operate retail outlets in due course. We intend to finance the costs of our business expansion by our internal working capital.

Introduction of new products

In connection with the opening of our first Shining outlet, we launched several new products under the Shining brand. We currently have regulatory approval to produce 24  products that can be marketed under the Shining brand. We plan to develop new products to strengthen our product pipeline so that we may offer an array of products for sale in the Shining outlets.

Our Business Prospects

Growth potential from geographic expansion leveraging on the Shining brand.

We have experienced rapid sales growth of our products are sold through retail sales in the Greater Shanghai area under our “Shining” brand. Management believes that the “Shining” brand is one of the most recognized health supplement brands in Shanghai. We are expanding the sales of our retail products to the other major metropolitan cities in China such as Changchun and Jilin. Given our high gross margin and low overhead structure, management anticipates that distribution in these areas could be profitable, assuming there is sufficient demand. Expansion of retail sales is also a key component of the marketing of our food additives. We intend to co-brand with food producers allowing consumers to identify food products that use our additives as high quality and beneficial. We require our “Shining” logo to be incorporated in the packaging of products manufactured by food producers which contain probiotics additives supplied by us. We have already entered into agreements with 3 food producers for use of our products as food additives. These customers include Bright Dairy, the third largest dairy company in China, and Holiland Group, a large bakery supplier with nationwide retail coverage.

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

In 2008, milk samples (including samples of infant formula) from several Chinese dairy companies, including the three largest producers, were found to have been tainted with melamine, an industrial chemical. In September 2008, China’s State Council, officiated by Premier Wen Jiabao, elected to take steps to conduct comprehensive testing of dairy products and carry out other industry reforms. Although sales of Chinese dairy products have fallen significantly as a result of the melamine scandal, there has not been a significant impact on our business to date as our current sales to the dairy industry are minimal. We believe that the strengthening of product quality and testing standards in the dairy industry are a positive development for domestic suppliers that operate to high international standards. We are engaged in discussion and qualification processes with several large global suppliers of infant formula and dairy products to the China market, and believe that we are well-positioned to benefit as more stringent requirements are implemented in the industry. We are also in discussions with a number of suppliers of bakery, dairy and pharmaceutical products in preparation for the opening of our new plant. Therefore, although the full scope of the melamine problem remains unknown, we do not foresee that it will have a material negative effect on our business and results of operations.

Advanced technology provides product quality advantages.

We believe our proprietary production technology gives the following competitive advantages:

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

Strong revenue and profit growth.

Our probiotics products have generated strong sales and profit growth during the past two years, and have generated sufficient cash flow to finance our operations. Sales of our probiotics products increased 28% to $54.2 in fiscal year 2009 from $42.3 million in fiscal year 2008 which was an 38% increase from $30.6 million in fiscal year 2007. Similarly, income before taxes increased from $15.1 million in fiscal year 2007 to $22.5 million in fiscal year 2008 to $25.1 million in fiscal year 2009. Excluding the $3.4 million gain in 2008 and the $3.1 million gain in 2009 arising from the revaluation of the conversion option embedded in the convertible notes issued in December 2007 included in other income, income before taxes increased by 15.2% from 2008 to 2009, and 26.5% from 2007 to 2008.

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

In June 2004, we submitted an application for registration of a patent regarding the production of one of our products to the Intellectual Property Bureau of China. We have obtained approval for this patent, and obtained the formal certificate by the authorities on February 11, 2009.

Our management believes that we enjoy the following competitive advantages in utilizing such microecologics technology in our production process:

•	We use advanced fermentation, bacteria extraction and micro-encapsulation technology to produce our products, which increases our output and reduces our costs.

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

Distribution

We sell our products mainly in the greater Shanghai area, mainly to large distributors who then sell them through their networks to supermarkets, hypermarkets, such as Wal-Mart, and drug stores. As of March 31, 2009, we had 18 distributors located in Shanghai, Jiangxu, Zhejiang and Hong Kong. At March 2009, we had 106 Shining branded outlets in Shanghai and 12 other major cities in China. We have been hiring consultants who have many years of experience in the direct selling industry to facilitate the development of new Shining brand outlets. We also are creating a “Community Network” through which we continuously provide training and seminars to educate the public about becoming more health conscious and about the benefits of probiotics and the Shining products. We believe that this approach has many advantages:

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

•	We expect that each Shining outlet will employ a combination of employees and agents. The agents are remunerated mainly on a commission basis, which will minimize our fixed overhead costs.

•
We believe that the Shining brand outlets and Community Network will increase brand awareness within the community, which will facilitate the marketing of bulk additives products using the Shining brand.

Customers

We have two different types of customers, consumers and food product manufacturers. Food product manufacturers include yogurt and milk powder producers and animal feed manufacturers. Consumers are primarily individuals in major metropolitan areas who are middle aged or above having middle to higher income levels. We believe that these individuals are becoming increasingly health-conscious and as their income levels increase, they spend more on health related products such as probiotic products. We have historically reached consumers by selling our products to large distributors, who then sell them through their networks to supermarkets, hypermarkets, such as Wal-Mart, and drug stores, where they are purchased by consumers. At March 31, 2009, we had 106 Shining branded outlets in Shanghai and 12 other major cities in China where we sell our products directly to the end users. We believe owning distribution channels and having direct access to the end users will become a significant entry barrier in the future. For the year ended March 31, 2009, there is one customer, Shanghai Lian Hua Quik Convenience Store Limited, that accounted for 11.5% of our sales revenue. For the year ended March 31, 2008, two of our customers, Shanghai Lian Hua Quik Convenience Store Limited and Shanghai Sunrise Trading Limited, accounted for 15.5% and 10.5% of our sales revenue. These two customers are independent third parties. For the year ended March 31, 2007, no single customer accounted for 10% of our total sales.

Backlog

We do not have any material backlog. Due to our limited capacity, we sell our products on a spot-basis as orders are made. We currently do not have any long-term sales orders with our customers.

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

Research and Development

We have a strong research and development team supported by a technical advisory board of experts. At March 31, 2009, we have 30 staff members with Masters degrees or PhDs. In addition to having advanced technology in bacteria culturing and protection, we also conduct research and development into complimentary technology, including genetically engineered drugs, drug delivery solutions and Chinese medicine, in an effort to formulate solutions to address specific health problems and expand our product line. We incurred research and development costs of approximately $3,229,788, $2,194,474 and $497,817 for the years ended March 31, 2009, 2008 and 2007, respectively. Such research and development costs are mainly comprised of raw material costs, laboratory expenses and staff salaries in the research and development division, which were included as part of the production costs in our financial statements for such periods.

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

Taxation and Local Governmental Support

Income tax of a foreign-invested enterprise in China is principally governed by the Law on the Income Tax of Foreign-invested Enterprises and Foreign Enterprises of the PRC and its implementation rules promulgated and enforced on July 1, 1991. Pursuant to those law and regulations, the corporate income tax rate of a foreign-invested enterprise is 30%, and the local income tax rate is 3%. However, foreign-invested enterprises which are located in certain areas or satisfy certain qualifications are entitled to a corporate income tax exemption or deduction. For instance, a manufacturing foreign-invested enterprise established in Pudong District, Shanghai, is entitled to pay its corporate income tax at a reduced tax rate of 15%. In addition, a manufacturing foreign-invested enterprise, with a business term in excess of 10 years, is entitled to a two-year corporate income tax exemption calculating from its first profitable year, and for the following three years, such foreign-invested enterprise is entitled to a half deduction of its applicable corporate income tax rate. From January 1, 2008, the income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. The five-year transitional rates for former tax rate that was 15% will be 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011, and 25% in 2012. Pursuant to PRC laws and regulations, if an enterprise is qualified as “hi-tech” enterprise, it would be entitled to the 15% preferential rate under the new CIT regime.

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

Facilities

We do not own any real estate. We conduct our operations from a leased facility in Pudong, Shanghai. Pursuant to our lease for this facility, which expires on October 19, 2011, we pay annual rent of RMB507,532, payable in monthly installments of RMB42,294. This facility, which includes a level 100,000 clean room and a level 10,000 clean room, houses our office space manufacturing facilities and warehouse. The maximum current production capacity at this location is approximately 3.5 million capsules per month. We have received ISO 9001, ISO 14001, OHSAS 18001 and HACCP certifications for this facility.   See “Business—Current Operations—Overview” for further information with respect to these certifications.

We are constructing a bulk manufacturing facility that will have an initial capacity of 150 tons per year of bulk product with room for expansion to 300 tons per year based on market demand. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 ton probiotics per annum, will cost $27.5 million, $25 million of which is expected to be paid by the third quarter of calendar year 2009 and the balance by the end of calendar year 2009. Phase 2 of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility. Phase 2 of this project is expected to cost $18 million. The construction cost of Phase 1 of the plant will be funded by cash received from the sale of convertible promissory notes to Pope Investments II LLC on December 11, 2007 as disclosed in “Business-History”. On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we are constructing this plant. The agreement provides for the payment of leasing fees of approximately $2.1 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. The Qingpu People’s Republic Government issued its formal confirmation of the land use right necessary for the plant construction on November 30, 2007 and confirmed the leasing fee of $1,777,680 (reduced from $2.1 million because the size of the leased land was reduced to 36,075 square meters) and a refundable land deposit of $210,083. We paid the leasing fee on December 28, 2007.  In February 2009, the refundable land deposit was fully refunded and the formal land use right certificate was issued. There are no future lease payments under this land lease.

Employees

As at March 31, 2009, we had 378 staff and employees. The following table summarizes the functional distribution of our employees:

Department	Headcount
Management and Administrative	9
Sales and Marketing	28
Retail Outlet	190
Research and Development	30
Production	83
Finance and Accounting	6
New Plant	32
Total	378

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

Available Information

We file periodic reports with the SEC, including annual reports, on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports. All of our periodic reports may be inspected without charge at the Public Reference Room maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of the registration statement, including the exhibits thereto, and all of our periodic reports after payment of the fees prescribed by the SEC. For additional information regarding the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330. The SEC also maintains a website which provides on-line access to reports and other information regarding registrants that file electronically with the SEC at the address: http://www.sec.gov.

We maintain an internet website at http://www.chn-biotics.com. Our website contains a link to the SEC’s website at http://www.sec.gov, which provides free online access to our periodic reports.  We will also provide electronic or paper copies of our filings free of charge upon request.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

We depend on the services of our directors and key employees, the loss of which could harm our business.

We believe our success relies on the strategies, vision, efforts and technical expertise of our directors and key management personnel, including Mr. Song Jinan. The resignation or departure of any of these key people could have a material adverse impact on our operations and future prospects. In addition, if any of these key people join a competitor or form a competing company, we could lose customers and incur additional expenses to recruit replacements and train personnel. We have entered into standard form confidentiality agreements with our technical employees with the exception of our directors and our key executives, which contain non-competition clauses. We do not maintain key-man life insurance for any of our key executives.

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

We have derived the majority of our revenue from the sale of our Shining Essence product. Sales of this product represented approximately 61%, 48% and 40% of our total sales for the year ended March 31, 2007, 2008 and 2009 respectively. We expect that Shining Essence will continue to account for a large portion of our revenues for the foreseeable future. Any factors adversely affecting the pricing of, demand for or market acceptance of Shining Essence, including increased competition, could cause our revenues to decline and our business and future operating results to suffer.

We are subject to concentrations of credit risk that could adversely affect our operations.

Our principal operations are in China and all of our sales during fiscal years 2007, 2008 and 2009 arose in China. A significant number of our financial instruments, principally cash and accounts receivable, are located in China. These financial instruments include:

•	cash deposits in China, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts; and

•	accounts receivable.

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

We intend to expand our operations into the bulk additive business through the supply of high quality probiotics to be used as additives in dairy products to manufacturers in China. We are constructing a new production plant with a 150-ton capacity which can accommodate our new bulk additive business. This will expose us to many risks, including the following:

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

In addition, we have been selling through distributors since our first product, Shining Essence, was launched in the market in April 2001. We opened our first retail outlet in March 2006. We intend to expand our operations by opening additional new retail outlets to facilitate direct sales of our products to customers. There is no assurance that we can successfully implement our direct selling model.

As we increase the geographic area of our selling efforts and implement a direct selling model, there is a risk that our current systems may not be able to accommodate the increased volume or the complexity of the future business. Our short term operating results may be adversely affected as additional capital investments will have to be made for system upgrades, replacements or improvements.

We face potential tax exposure.

Our principal operations are in China. Business enterprises established in China are subject to income taxes and value added taxes under Chinese tax laws and regulations unless they have exemptions. In January 2006, we made tax payments to the Chinese tax authorities for 2005 and we have made regular tax payments to the Chinese tax authorities for subsequent periods. Our management believes that our operations in China were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China. As a result, there is no way to ascertain the position which may be taken by the relevant Chinese tax authorities in the future.  Accordingly, our financial statements contain full provisions for all applicable tax liabilities (other than potential tax penalties), plus surcharge, for all prior calendar years for such taxes. Such provisions for tax liabilities and surcharge will be reversed out of the financial statements at the appropriate point in the future.

According to PRC tax regulations, overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amounts to from $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2007, 2008 and 2009. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48, the Group has reserved for the surcharges payable for fiscal year 2008 and 2009. We consider it more likely than not that the associated penalty will not need to be paid.

In addition, in connection with dividends paid to the Shining shareholders between April 2003 to June 2005, Shining did not deduct a withholding tax at the rate of 20% as required by applicable Chinese laws and regulations. No provision for the potential tax penalties with respect to this matter has been made in our financial statements as our management believes that the possibility of having to pay the penalties is unlikely. The Group has reserved for associated surcharges for the fiscal year 2008 and 2009.

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

Mr. Song and Mr. Fan, our only executive officers, are responsible for all managerial functions of our company. We have been hiring additional employees to complete our management team, but we cannot assure you that we can assemble a management team that can tackle the expansion plans that we have. The concentration of management could be disadvantageous to stockholders with interests different from those of Mr. Song or Mr. Fan.

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

Key members of our management, and substantially all of our assets, are located in China, thus it may be extremely difficult to acquire jurisdiction and enforce liabilities against our management and our assets.

Because key members of our management are Chinese citizens it may be difficult, if not impossible, to acquire jurisdiction over them in the event a lawsuit is initiated against us or our management by a stockholder or group of stockholders in the United States. We anticipate that future members of our management will also be Chinese citizens. Because the majority of our assets are located in China, it would also be extremely difficult to access those assets to satisfy an award entered against us in U.S. court.

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

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Because our funds are held in banks in the PRC that do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Any outbreak of the Swine Flu (H1N1), severe acute respiratory syndrome, or SARS, the Avian Flu, or another widespread public health problem in the PRC could adversely affect our operations.

There have been recent outbreaks of the highly pathogenic Swine Flu, caused by the H1N1 virus, in certain regions of the world, including parts of China, where all of our manufacturing facilities are located and where all of our sales occur. Our business is dependent upon our ability to continue to manufacture and distribute our products, and an outbreak of the Swine Flu, or a renewed outbreak of SARS, the Avian Flu, or another widespread public health problem in China, could have a negative effect on our operations. Any such outbreak could have an impact on our operations as a result of:

•	quarantines or closures of our manufacturing or distribution facilities or the retail outlets, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Risks Related to our Common Stock

Shares of our common stock which are eligible for immediate sale by our stockholders may decrease the market price of our common stock.

We had 17,080,000 shares outstanding as of March 31, 2009, including approximately 6,968,028 shares which are free trading and may be sold immediately by our stockholders. An additional 2,083,333 shares, subject to adjustment for subdivision or combination of our stock and similar events, may be issued upon conversion of a 4% convertible promissory note issued to Pope Investments II LLC in the amount of $25 million, as further described in “Business-History”. If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by our President and Chief Executive Officer and a director and his family may dissuade new investors from purchasing our securities which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of March 31, 2009, Mr. Song, our President and Chief Executive Officer and a director, owned, directly and indirectly through his family, approximately 54.5% of our issued and outstanding common stock. As a result, Mr. Song has the ability to exert substantial influence or absolute control over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. For example, Mr. Song could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

Our common stock price has been volatile, and you may not be able to sell your shares at or above the price that you pay for the shares.

The price of our common stock has historically been volatile and our investors experience wide fluctuations in the market price of our securities. Although our common stock is currently traded on the Nasdaq Global Market, it was previously quoted on the OTC Bulletin Board. Securities quoted on the OTC Bulletin Board tend to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks.

The volatility in the price of our common stock may be caused by a variety of factors including:

•	lower trading volume;

•	market conditions;

•	the lack of readily available price quotations; and

•	the absence of consistent administrative supervision of “bid” and “ask” quotations.

The fluctuations in the price of our common stock may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned.

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

ITEM 2.  PROPERTIES.

 We do not own any real estate. We conduct our operations from a leased facility in Pudong, Shanghai. Pursuant to our lease for this facility, which expires on October 19, 2011, we pay annual rent of RMB507,532, payable in monthly installments of RMB42,294. This facility, which includes a level 100,000 clean room and a level 10,000 clean room, houses our office space manufacturing facilities and warehouse. The maximum current production capacity at this location is approximately 3.5 million capsules per month. We have received ISO 9001, ISO 14001, OHSAS 18001 and HACCP certifications for this facility.   See “Business—Current Operations—Overview” for further information with respect to these certifications.

We are constructing a bulk manufacturing facility that will have an initial capacity of 150 tons per year of bulk product with room for expansion to 300 tons per year based on market demand. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 ton probiotics per annum, will cost $27.5 million, $25 million of which is expected to be paid by the third quarter of calendar year 2009 and the balance by the end of calendar year 2009. Phase 2 of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility. Phase 2 of this project is expected to cost $18 million. The construction cost of Phase 1 of the plant will be funded by cash received from the sale of convertible promissory notes to Pope Investments II LLC on December 11, 2007 as disclosed in “Business-History”. On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we are constructing this plant. The agreement provides for the payment of leasing fees of approximately $2.1 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. The Qingpu People’s Republic Government issued its formal confirmation of the land use right necessary for the plant construction on November 30, 2007 and confirmed the leasing fee of $1,777,680 (reduced from $2.1 million because the size of the leased land was reduced to 36,075 square meters) and a refundable land deposit of $210,083. We paid the leasing fee on December 28, 2007. In February 2009, the refundable land deposit was fully refunded and the formal land use right certificate was issued. There are no future lease payments under this land lease.

ITEM 3. LEGAL PROCEEDINGS

We have not been involved in any material litigation or claims arising from our ordinary course of business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market since October 23, 2008 under the symbol “CHBT”. Prior to listing on the Nasdaq Global Market, our common stock was quoted on the OTC Bulletin Board. We have generally had very low trading volume for our common stock. Set forth below is information with respect to the high and low sales prices of our common stock for the periods indicated.

Period	High	Low
Quarter Ended June 30, 2007	$9.75	$7.40
Quarter Ended September 30, 2007	$11.80	$8.25
Quarter Ended December 31, 2007	$14.20	$8.15
Quarter Ended March 31, 2008	$14.25	$9.15
Quarter Ended June 30, 2008	$12.90	$9.12
Quarter Ended September 30, 2008	$11.20	$6.30
Quarter Ended December 31, 2008 (from October 1 through October 22)	$11.50	$6.25
Quarter Ended December 31, 2008 (from October 23 through December 31)	$11.49	$6.30
Quarter Ended March 31, 2009	$11.20	$5.42
Quarter Ended June 30, 2009	$16.35	$7.97
Quarter Ended September 30, 2009 (through July 13, 2009)	$11.38	$9.53

Security Holders

At July 13, 2009 there were 17,080,000 shares our common stock outstanding held by approximately 29 stockholders of record.  An additional 2,083,333 shares, subject to adjustment for subdivision or combination of our stock and similar events, may be issued upon conversion of a 4% convertible promissory note issued to Pope Investments II LLC in the amount of $25 million, as further described in "Business - History".

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

Performance Graph

The following chart compares the cumulative total stockholder return on the Company’s shares of common stock with the cumulative total stockholder return of (i) the NASDAQ Market index and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2833 (Medicinal Chemicals and Botanical Products). The chart compares the cumulative total stockholder return on a monthly basis, and the measurement period covered by this comparison starts from October 23, 2008, which is when the Company’s common shares were listed on the NASDAQ Global Market.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CHINA-BIOTICS, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

CUMULATIVE VALUE OF $100 INVESTMENT
	YEAR ENDING
COMPANY/INDEX/MARKET	10/23/2008	11/28/2008	12/31/2008	1/30/2009	2/27/2009	3/31/2009	4/30/2009	5/29/2009	6/30/2009
China-Biotics, Inc.	100.00	60.92	82.42	73.54	60.92	73.98	73.98	90.95	93.99
Medicinal Chemicals and Botanical Products	100.00	97.76	94.09	93.44	91.74	89.31	93.11	107.79	110.21
NASDAQ Market Index	100.00	95.74	98.32	92.05	85.91	95.30	107.07	110.63	114.41

ITEM 6.  SELECTED FINANCIAL DATA

The tables below present our summary selected consolidated financial data (in thousands, except for per share data) prepared in accordance with accounting principles generally accepted in the United States of America. This information should be read in conjunction with our audited consolidated financial statements and related notes thereto which are included in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 23 of this Form 10-K.

The summary statement of operations data for each of the fiscal years ended March 31, 2009, 2008 and 2007 and the summary balance sheet data as of March 31, 2009, 2008 and 2007 are derived from our audited financial statements, which are included in this Form 10-K.

The scope of our current business is substantially different from that conducted by us prior to March 22, 2006. You should not view our historical consolidated financial statements or the financial data derived therefrom as predictive of our future financial position or results of operations.

	2009	2008	2007	2006	Unaudited 2005 (1)

Statement of Operations Data
Net Sales	54,197	42,321	30,610	21,862	-
Cost of goods sold	16,197	12,310	8,911	6,445	-
Gross profit	38,000	30,011	21,699	15,417	-
Income from operations	21,783	18,315	14,931	12,185	(12,643)
Net income	19,967	17,542	10,905	8,354	(12,643)
Earnings per share
Basic and diluted	1.17	1.03	0.64	4.90	-
Shares used in per share calculation
Basic	17,080,000	17,080,000	17,080,000	1,705,242	26,481,004

Balance Sheet Data
Current assets	87,370	79,979	41,897	31,833	2,215
Total assets	120,804	93,791	44,580	33,427	2,215
Working Capital	55,034	53,083	21,227	10,743	2,215
Non-current liabilities	23,072	22,500	-	-	-
Total Stockholder’s equity	65,396	44,395	23,910	12,337	2,215

(1)	Fiscal year ended August 31 (Unaudited).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements reflecting our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You are also urged to carefully review and consider our discussions regarding the various factors which affect our business, including the information provided in the risk factors discussion beginning on page 15 of this Form 10-K. See the cautionary note regarding forward-looking statements at the beginning of Part I of this Form 10-K.

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

In this document, we use the “Current rate method” to translate the financial statements of SGI from HKD into U.S. Dollars, and to translate the financial statements of Shining from RMB into U.S. Dollars, as required under the Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” issued by the Financial Accounting Standards Board. The assets and liabilities of SGI and Shining, except for the paid-up capital, are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The paid-up capital is translated at the historical rate. Adjustments resulting from the translation of SGI’s and Shining’s balance sheets from HKD and RMB into U.S. Dollars are recorded in shareholders’ equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at the historical rates. Due to the use of different rates for translation, the figures in the statement of changes in cash flows may not agree with the differences between the year end balances as shown in the balance sheets.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are sold mainly in the Greater Shanghai region.

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the year ended March 31, 2009, over 65% of our sales revenue comprised amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days’ credits are given to the distributors.

Our first product, Shining Essence, which was launched in April 2001, remains our best-selling product. Sales of Shining Essence represented approximately 61%, 48% and 40% of our total sales for the years ended March 31, 2007, 2008 and 2009, respectively. In addition to Shining Essence, we have successfully created other new products, such as Shining Probiotics Protein Powder. As we have released new products, the percentage contribution of Shining Essence to our total sales has decreased.

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

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through:

•
The introduction of bulk additives products.   We are expanding into the bulk additive business for functional foods through the completion of our 150-ton capacity plant, which is scheduled to commence trial production within the second quarter of fiscal year 2010. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum will cost $27.5 million, $25 million of which is expected to be paid by the third quarter of calendar year 2009 and the balance by the end of calendar year 2009. Phase 2 of this project will only commence when demand for probiotics has exceeded the production capacity of the Phase 1 facility. Phase 2 of this project is expected to cost $18 million. The construction cost of Phase I of the plant will be funded by cash received from the sale of convertible promissory notes to Pope Investments II LLC on December 11, 2007 as disclosed in “Business — History”.

On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we are constructing this plant. The agreement provides for the payment of leasing fees of approximately $1.89 million.  The Qingpu People’s Republic Government issued its formal confirmation of the land use right necessary for the plant construction on November 30, 2007 and confirmed the leasing fee of $1,777,680 (reduced from $2.1 million because the size of the leased land was reduced to 36,075 square meters) and a refundable land deposit of $210,083. We paid the leasing fee on December 28, 2007.  In February 2009, the refundable land deposit was fully refunded and the formal land use right certificate was issued. There are no future lease payments under this land lease.

•
The geographical expansion of retail sales through direct sales and traditional sales channels. We intend to expand our sales to other cities in China through a combination of distributors and our own outlets. In this regard, we had 106 Shining branded outlets in Shanghai and 12 other major Chinese cities at March 31, 2009. We expect that the additional demands from opening new outlets will be met initially by increasing production from our existing plant, which currently has the necessary capacity, and in the future from our new plant that will have a capacity of 150-300 tons. The initial, 150-ton phase of our new plant is scheduled to commence trial production within the second quarter of fiscal year 2010.

•
The development of new products.   We have introduced several new products which are sold exclusively in our outlets. We plan to continue to develop new products aimed at improving the general health conditions of humans, enhancing their immune system and reducing health problems. The new products will strengthen our product pipeline so that we may offer a wider array of products for sale in the Shining outlets.

Our operation is generally not labor-intensive. We employed 378 people as of March 31, 2009. The construction of our new plant and the creation of the new direct sales network will result in significant increases in our number of employees as we expect our staff and employees will increase to 1,000 staff over the next two years. We have been recruiting senior executives to strengthen our management team. However, as wages in China are relatively inexpensive, we expect that labor costs will remain insignificant.

Results of Operations for Fiscal Year Ended March 31, 2009 Compared with the Fiscal Year Ended March 31, 2008

Our net income was $20 million for the fiscal year ended March 31, 2009. This included $3.1 million surplus arising from the revaluation of the conversion feature embedded in the convertible notes issued in December 2007 as required by FAS133. Excluding this revaluation surplus, our net income was $16.9 million, which was 19.9% above our net income of $14.1 million (excluded $3.4 million revaluation surplus) for the fiscal year ended March 31, 2008. Our growth in net income primarily resulted from growth in our sales volume of our products. Shining Essence continued to be our best selling product. We have enjoyed strong growth in demand for many products such as Shining Essence Stomach Protection and Shining Probiotics Protein Powder which outpaced that of Shining Essence. In addition, new product sales now account for 18.5% of our sales revenue during the year ended March 31, 2009 (15.6% in the year ended March 31, 2008). As a result, the percentage of sales revenue attributable to Shining Essence has been diluted to only 40% of our total sales revenue in the year ended March 31, 2009 (49% in the year ended March 31, 2008).

Our results for 2009 and 2008 are summarized below:

	Year ended March 31, 2009		Year ended March 31, 2008
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$54,197,082	100.00%	$42,321,111	100.00%
Cost of sales	(16,197,267)	29.89%	(12,310,092)	29.09%
Gross profit	$37,999,815	70.11%	$30,011,019	70.91%
Operating expenses:
Selling expenses	$(11,563,012)	21.34%	$(6,869,109)	16.23%
General and administrative expenses	(6,246,482)	11.53%	(4,826,473)	11.40%
Other income	1,592,773	2.94%	431,844	1.02%
Total operating expenses	$(16,216,721)	29.92%	$(11,263,738)	26.61%
Income from operations	$21,783,094	40.19%	$18,747,281	44.30%
Other income and expenses:
Changes in fair value of embedded derivatives	$3,092,000	5.71%	$3,366,000	7.95%
Interest income	$254,183	0.47%	$365,594	0.86%
Total other income (expenses)	$3,346,183	6.17%	$3,731,594	8.82%
Income before taxes	$25,129,277	46.37%	$22,478,875	53.12%
Provision for income taxes	(5,162,388)	9.52%	(4,936,631)	11.66%
Net income	$19,966,889	36.84%	$17,542,244	41.45%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the fiscal years 2009 and 2008 comprised the following:

	Year ended March 31,
	2009	2008
Invoiced value on sales	$56,405,974	$43,775,529
Less: sales discount	(1,623,313)	(1,171,096)
Less: sales tax	(585,579)	(283,322)
	$54,197,082	$42,321,111

Net sales of $54,197,082 for the fiscal year ended March 31, 2009 were 28.1% above the net sales of $42,321,111 for the fiscal year ended March 31, 2008. The increase was mainly attributable to increased sales volume and increases in average selling prices due to changes in sales mix.

The contributions of each product as a percentage of invoiced value on sales for the year ended March 31, 2009 and 2008 respectively are summarized below. New product sales (including Stomach Protection, Protein Powder and others) now account for 18.5% of our sales revenue for the year ended March 31, 2009. While the sales revenues of Essence and Signal capsules have remained stable, their percentage contributions to our sales revenue have been diluted by increases in new product sales.

	Year ended March 31,
	2009	2008
Shining Essence Capsules	39.9%	48.6%
Shining Signal Capsules	9.2%	13.2%
Shining Golden Shield Capsules	13.3%	13.1%
Shining Energy Capsules	10.8%	11.5%
Shining Essence Stomach Protection Capsules	6.0%	4.7%
Shining Probiotics Protein Powder	5.6%	3.7%
Other products	6.9%	4.2%
	91.7%	99.0%
Bulk additives	8.3%	1.0%
	100.0%	100.0%

Unit volume and unit prices comparatives (on the invoiced value of sales) for 2009 and 2008 are summarized below. The increase in selling prices of Golden Shield and Energy capsules primarily reflect a combination of price increase and changes in sales mix with more sales of packages with higher selling prices.

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2009			2008
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	1%	0%	1%	(5)	12%	6%
Shining Signal Capsules	(25)%	0%	(17)%	(6)%	2%	(4)%
Shining Golden Shield Capsules	(4)%	15%	10%	37%	34%	84%
Shining Energy Capsules	8%	3%	11%	45%	16%	68%
Shining Essence Stomach Protection Capsules	16%	23%	43%	100%	100%	100%
Shining Probiotics Protein Powder	153%	(24)%	92%	100%	100%	100%
Other products	80%	8%	94%	685%	(51)%	285%
Bulk additives	850%	0%	85%	100%	100%	100%

Cost of sales

Cost of sales for the year ended March 31, 2009 was $16,197,267 compared with $12,310,092 for the year ended March 31, 2008. The increase in cost of sales was primarily caused by increased packaging cost during the fiscal year 2009.

Unit volume and unit costs comparatives for the year ended March 31, 2009 and 2008 are summarized below.

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2009			2008
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	1%	17%	18%	(5)%	3%	(2)%
Shining Signal Capsules	(25)%	14%	(14)%	(6)%	(2)%	(8)%
Shining Golden Shield Capsules	(4)%	11%	6%	37%	17%	60%
Shining Energy Capsules	8%	22%	32%	45%	25%	81%
Shining Essence Stomach Protection Capsules	16%	12%	30%	100%	100%	100%
Shining Probiotics Protein Powder	153%	22%	209%	100%	100%	100%
Other products	80%	25%	125%	685%	0%	685%
Bulk additives	850%	(10)%	785%	100%	100%	100%

Gross profit

Gross profit increased by $7,988,796 from $30,011,019 for the 2008 fiscal year to $37,999,815 for the 2009 fiscal year. This represents a 26.6% increase, which reflects primarily increases in sales volume. Our gross profit margin remained the same as last year at 70%.

Selling expenses

Selling expenses were $11,563,012 or 21.3% of net sales for the fiscal year ended March 31, 2009 compared with $6,869,109 or 16.2% of net sales for the fiscal year ended March 31, 2008. The operating costs of the retail outlets are included as selling expenses. This increase in selling expenses was primarily caused by the roll out of retail outlets. As of March 31, 2009, we had a total of 106 retail outlets in operation (as of March 31, 2008, we had 60 retail outlets).

General and administrative expenses

General and administrative expenses were $6,246,482 or 11.5% of net sales for the year ended March 31, 2009 compared with 4,826,473 or 11.4% of net sales for the year ended March 31, 2008. The increase in general and administrative expenses was due to additional research costs of $1,035,314 related to the development and launching of new products, and staff and administrative costs incurred in connection with the construction of the new plant.

Other Income

Other income mainly comprised exchange gain of $1.51 million for the fiscal year ended March 31, 2009. For the fiscal year ended March 31, 2008, other income consisted of exchange gain of $0.4 million.

Provision for income taxes

Provision for income taxes was $5.16 million and $4.94 million for the fiscal years ended March 31, 2009 and 2008, respectively. The increase in income tax payable is attributable to an increase in operating profit.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For fiscal years 2009 and 2008, we had only one reporting segment—the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Liquidity and Capital Resources

We had cash of $70.8 million and working capital of $55.0 million as of March 31, 2009, and cash of $64.3 million and working capital of $53.1 million as of March 31, 2008. Cash generated from operations was $23.1 million for the fiscal year ended March 31, 2009 and $19.4 million for the fiscal year ended March 31, 2008.

Our business is not capital or labor intensive. Typically, 60% of our sales take place in the second half of the fiscal year. Since our customers have historically been large distributors with which we have done business for a number of years, our cash flows from our existing business have been, and we expect them to continue to be, fairly reliable.

We had capital expenditures totaling $17.5 million for the year ended March 31, 2009, primarily on building the new plant.  We spent $10.3 million on fixed assets in fiscal year 2008.

Our current facility commenced operations in 2000. With the increases in sales volume in the last couple of years, we are reaching our production capacity. We have started to construct a new plant with an overall project size of $45.5 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $27.50 million, $25 million of which is expected to be paid in the third quarter of calendar year 2009 and the balance by the end of calendar year 2009. Subsequent phases of this project will only commence when demands for probiotics have exceeded the production capacity of the Phase 1 facility.

We did not have cash generated from financing activities in fiscal year 2009. We had net cash of $25 million generated from financing activities in fiscal year 2008.  Details on our financing activities for the two fiscal years are as follows:

	Years ended March 31,
	2009	2008
	$Million	$Million
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of convertible bond	-	25
	-	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	-	25

On December 11, 2007, we issued a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010. The principal amount of the Note is convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date. If the Note is not converted at maturity, we will redeem the Note at a price that gives a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into common stock if the Group achieve a net income of $60 million in fiscal year 2010. Net proceeds of the Note are expected to be used to fund the construction of a proposed 150-metric-ton-per-year manufacturing facility.

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

Results of Operations for Fiscal Year Ended March 31, 2008 Compared with the Fiscal Year Ended March 31, 2007

Our net income was $17.5 million for the fiscal year ended March 31, 2008. This included $3.4 million surplus arising from the revaluation of the conversion feature embedded in the convertible notes issued in December 2007 as required by FAS133. Excluding this revaluation surplus, our net income was $14.1 million, which was 29.4% above our net income of $10.9 million for the fiscal year ended March 31, 2007. Our growth in net income primarily resulted from growth in our sales volume of our products. Shining Essence continued to be our best selling product. We have enjoyed strong growth in demands for many products such as Shining Golden Shield and Shining Energy which outpaced that of Shining Essence. In addition, new product sales now account for 13.6% of our sales revenue during the year ended March 31, 2008 (1.9% in the year ended March 31, 2007). As a result, the percentage of sales revenue attributable to Shining Essence has been diluted to only 48% of our total sales revenue in the year ended March 31, 2008 (61% in the year ended March 31, 2007).

Our results for 2008 and 2007 are summarized below:

	Years ended March 31, 2008		Years ended March 31, 2007
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$42,321,111	100.00%	$30,609,941	100.00%
Cost of sales	(12,310,092)	29.09%	(8,910,633)	29.11%
Gross profit	$30,011,019	70.91%	$21,699,308	70.89%
Operating expenses:
Selling expenses	$(6,869,109)	16.23%	$(4,502,687)	14.71%
General and administrative expenses	(4,826,473)	11.40%	(2,265,220)	7.40%
Other income (expenses)	431,844	1.02%	(16,645)	0.05%
Total operating expenses	$(11,263,738)	26.61%	$(6,784,552)	22.16%
Income from operations	$18,747,281	44.30%	$14,914,756	48.73%
Other income and expenses:
Changes in fair value of embedded derivatives	$3,366,000	7.95%	$-	-
Interest income	365,594	0.86%	177,098	0.06%
Total other income (expenses)	$3,731,594	8.92%	$177,098	0.06%
Income before taxes	$22,478,875	53.12%	$15,091,854	49.30%
Provision for income taxes	(4,936,631)	11.66%	(4,186,868)	13.68%
Net income	$17,542,244	41.45%	$10,904,986	35.62%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the past fiscal years 2008 and 2007 comprised of the following:

	Year ended March 31,
	2008	2007
Invoiced value on sales	$43,775,529	$30,806,063
Less: sales discount	(1,171,096)	-
Less: sales tax	(283,322)	(196,122)
	$42,321,111	$30,609,941

Net sales of $42,321,111 for the fiscal year ended March 31, 2008 were 38.3% above the net sales of $30,609,941 for the fiscal year ended March 31, 2007. The increase was mainly attributable to increased sales volume and increases in average selling prices due to changes in sales mix.

The contributions of each product as a percentage of invoiced value on sales for the year ended March 31, 2008 and 2007 respectively are summarized below. New product sales (including Energy, Stomach Protection and others) now account for 13.6% of our sales revenue for the year ended March 31, 2008. While the sales revenues of Essence and Signal capsules have remained stable, their percentage contributions to our sales revenue have been diluted by increases in new product sales.

	Year ended March 31,
	2008	2007
Shining Essence Capsules	48.6%	61.5%
Shining Signal Capsules	13.2%	18.3%
Shining Golden Shield Capsules	13.1%	9.3%
Shining Energy Capsules	11.5%	8.9%
Shining Essence Stomach Protection Capsules	4.8%	1.9%
Shining Probiotics Protein Powder	3.6%	-%
Other products	5.2%	-%
	100.0%	100.0%

Unit volume and unit prices comparatives (on the invoiced value of sales) for 2008 and 2007 are summarized below. The increase in selling prices of Golden Shield and Energy capsules primarily reflect a combination of price increase and changes in sales mix with more sales of packages with higher selling prices.

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2008			2007
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	(5)%	12%	6%	21%	-%	21%
Shining Signal Capsules	(6)%	2%	(4)%	60%	(2)%	57%
Shining Golden Shield Capsules	37%	34%	84%	40%	-%	40%
Shining Energy Capsules	45%	16%	68%	72%	-%	72%
Shining Essence Stomach Protection Capsules	100%	100%	100%	-%	-%	-%
Shining Probiotics Protein Powder	100%	100%	100%	-%	-%	-%
Other products	685%	(51)%	285%	3,600%	-%	3,600%

Cost of sales

Cost of sales for the year ended March 31, 2008 was $12,310,092 compared with $8,910,633 for the year ended March 31, 2007. The increase in cost of sales was primarily caused by increased sales volume.

Unit volume and unit costs comparatives for the year ended March 31, 2008 and 2007 are summarized below. The increase in unit costs of Golden Shield and Energy capsules primarily reflect changes in sales mix with more sales of packages with higher unit costs.

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2008			2007
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	(5)%	3%	(2)%	21%	0%	21%
Shining Signal Capsules	(6)%	(2)%	(8)%	60%	(4)%	54%
Shining Golden Shield Capsules	37%	17%	60%	40%	(4)%	34%
Shining Energy Capsules	45%	25%	81%	72%	(3)%	67%
Shining Essence Stomach Protection Capsules	100%	100%	100%	-%	-%	-%
Shining Probiotics Protein Powder	100%	100%	100%	-%	-%	-%
Other products	685%	0%	685%	3,600%	0%	3,600%

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

Selling expenses

Selling expenses were $6,869,109 or 16.2% of net sales for the fiscal year ended March 31, 2008 compared with $4,502,687 or 14.7% of net sales for the fiscal year ended March 31, 2007. The operating costs of the retail outlets are included as selling expenses. This increase in selling expenses was primarily caused by the roll out of retail outlets. As of March 31, 2008, we had a total of 60 retail outlets in operation (as of March 31, 2007, we had 9 retail outlets).

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

Other Income

Other income comprised exchange gain of $0.4 million in the year ended March 31, 2008.

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

Segment reporting

We have adopted the “products and services” approach for segment reporting. For fiscal years 2008 and 2007, we had only one reporting segment—the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

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

We are expanding our sales to other cities in China through a combination of distributors and our own outlets. In this regard, we have opened 60 stores in Shanghai and 5 other cities in China at March 31, 2008. In preparation for the opening of our retail outlets, we have repackaged a number of our existing products for sale in our outlets, and have introduced several new products which are available exclusively in our outlets. The costs of repackaging the existing products and releasing the new products are minimal and have been included in our cost of sales and selling and administrative expenses. We will continue to develop new products to strengthen our product pipeline and add to our retail outlet offerings. As our development costs mainly comprise staff costs, we do not expect that such costs will be significant.

We had net cash of $25 million generated from financing activities in fiscal year 2008. We had $2.28 million of cash flows used in financing activities for the year ended March 31, 2007.  Details on our financing activities for the two fiscal years are as follows:

	Years ended March 31,
	2008	2007
	$Million	$Million
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of convertible bond	25	-
Loan from shareholders / (repayment on loan from shareholders)	-	(2.28)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	25	(2.28)

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the fiscal years ended March 31, 2007, 2008 and 2009.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations and commercial commitments over various future periods as of March 31, 2009.

Contractual	Payment due by period (as of March 31, 2009)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations (1)	$4,386,844	$4,386,844	$-	-	-
Operating Lease Obligations (1)	421,190	421,190	-	-	-
Purchase Obligation (2)	20,211,384	20,211,384	-	-	-
Long-term Loan (3)	25,000,000	-	25,000,000	-	-
Total	$50,019,418	$25,019,418	$25,000,000	-	-
____________
(1) See note 15 to our consolidated financial statements in this Annual Report.
(2) Estimated contractual purchases with suppliers as of March 31, 2009.
(3) See note 17 to our consolidated financial statement in this Annual Report.

Critical Accounting Policies

This MD&A discusses our consolidated financial statements for the fiscal years ended March 31, 2007, 2008 and 2009. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We also have never experienced situations causing us to cast doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $14,428,382 as of March 31, 2009 and $13,214,531 as of March 31, 2008, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this 10-K and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to PRC tax regulations, our overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amounts to from $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2009 and 2008. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48, the Group has reserved for the surcharges payable for the fiscal years 2009 and 2008. We consider it is more likely than not that the associated penalty will not need to be paid.

Recent Accounting Pronouncement

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 for our quarter ending September 30, 2009.  We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 seeks to improve financial reporting by enterprises involved with variable interest entities. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. Management does not anticipate that the provisions of SFAS No. 167 will have an impact on the Company’s consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140  (SFAS No. 166”). SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 166 will have on its results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is applicable for interim or annual periods after June 15, 2009. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 165 will have on its results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 provides factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability and circumstances that may indicate that a transaction is not orderly. In those instances, adjustments to the transactions or quoted prices may be necessary to estimate fair value with SFAS No. 157. This FSP does not apply to Level 1 inputs. FSP SFAS No. 157 also requires additional disclosures, including inputs and valuation techniques used, and changes thereof, to measure the fair value. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. Management of the Company is in the process of evaluating the impact of FSP SFAS No. 157-4 and will adopt this FSP, effective on July 1, 2009.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of
China-Biotics, Inc.

We have audited the accompanying consolidated balance sheets of China-Biotics, Inc. as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China-Biotics, Inc. as of March 31, 2009 and 2008 and the results of its operations and cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BDO Limited

Hong Kong, July 14, 2009

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	Note	March 31, 2009	March 31, 2008
ASSETS
Current assets
Cash and cash equivalents		$70,824,041	$64,310,448
Accounts receivable	6	14,428,382	13,214,531
Other receivables		6,493	238,835
Inventories	7	563,853	408,358
Prepayment		1,547,582	1,806,605
Total current assets		$87,370,351	$79,978,777
Property, plant and equipment and land use right	8	$33,079,839	$13,812,749
Deferred tax assets		$354,157	$-
Total assets		$120,804,347	$93,791,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		$2,909,898	$2,786,180
Tax payables	9	25,691,681	22,317,982
Other payables and accruals		3,734,526	1,792,156
Total current liabilities		$32,336,105	$26,896,318
Non-current liabilities
Convertible note, net of discount of $6,000,054 and $8,554,365 as of March 31, 2009 and 2008, respectively	17	$18,999,946	$16,445,635
Embedded derivatives	17	2,660,000	5,752,000
Interest payable		1,411,942	302,306
Total non-current liabilities		$23,071,888	$22,499,941
Commitments and contingencies
Stockholders' equity:
Preferred stock (par value of $0.01, 10,000,000 shares authorized, none issued)		$-	$-
Common stock (par value of $0.0001, 100,000,000 shares authorized, 41,461,004 shares issued and 17,080,000 outstanding as of March 31, 2009 and 2008)		4,146	4,146
Additional paid-in capital		7,863,031	7,863,031
Retained earnings		49,794,033	29,827,144
Treasury stock at cost (24,381,004 shares)	10	(2,438)	(2,438)
Accumulated other comprehensive income		4,711,788	3,677,590
Capital and statutory reserves	11	3,025,794	3,025,794
Total stockholders' equity		$65,396,354	$44,395,267
Total liabilities and stockholders' equity		$120,804,347	$93,791,526

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

		Years ended March 31,
	Note	2009	2008	2007
Net sales		$54,197,082	$42,321,111	$30,609,941
Cost of sales		(16,197,267)	(12,310,092)	(8,910,633)
Gross profit		$37,999,815	$30,011,019	$21,699,308
Operating expenses:
Selling expenses		$(11,563,012)	$(6,869,109)	$(4,502,687)
General and administrative expenses		(6,246,482)	(4,826,473)	(2,265,220)
Other income (expenses)		1,592,773	431,844	(16,645)
Total operating expenses		$(16,216,721)	$(11,263,738)	$(6,784,552)
Income from operations		$21,783,094	$18,747,281	$14,914,756
Other income and expenses:
Changes in the fair value of embedded derivatives		$3,092,000	$3,366,000	$-
Interest income		254,183	365,594	177,098
Total other income (expenses)		$3,346,183	$3,731,594	$177,098
Income before taxes		$25,129,277	$22,478,875	$15,091,854
Provision for income taxes	9	(5,162,388)	(4,936,631)	(4,186,868)
Net income		$19,966,889	$17,542,244	$10,904,986

Earnings per share:
Basic and diluted	4	$1.17	$$1.03	$0.64

Weighted average shares outstanding
Basic and diluted	4	17,080,000	17,080,000	17,080,000

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Capital & Statutory Reserves	Total

Balance- March 31, 2006	41,461,004	$4,146	$7,863,031	$1,379,914	$(2,438)	$66,565	$3,025,794	$12,337,012
Comprehensive income:
Net income	-	$-	$-	$10,904,986	$-	$-	$-	$10,904,986
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	$-	$-	$-	$-	$668,009	$-	$668,009
Total comprehensive income								$11,572,995

Balance- March 31, 2007	41,461,004	$4,146	$7,863,031	$12,284,900	$(2,438)	$734,574	$3,025,794	$23,910,007
Comprehensive income:
Net income	-	$-	$-	$17,542,244	$-	$-	$-	$17,542,244
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	$-	$-	$-	$-	$2,943,016	$-	$2,943,016
Total comprehensive income								$20,485,260

Balance- March 31, 2008	41,461,004	$4,146	$7,863,031	$29,827,144	$(2,438)	$3,677,590	$3,025,794	$44,395,267
Comprehensive income:
Net income	-	$-	$-	$19,966,889	$-	$-	$-	$19,966,889
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $-0-	-	$-	$-	$-	$-	$1,034,198	$-	$1,034,198
Total comprehensive income								$21,001,087

Balance- March 31, 2009	41,461,004	$4,146	$7,863,031	$49,794,033	$(2,438)	$4,711,788	$3,025,794	$65,396,354

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Years ended March 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,966,889	$17,542,244	$10,904,986
Adjustments for:
Loss (Gain) on disposal of plant and equipment	30,022	-	(14,793)
Depreciation	1,768,127	999,148	493,472
Change in fair value of convertible notes	(3,092,000)	(3,366,000)	-
Change in deferred tax	(354,197)	-	-
(Increase)/Decrease in restricted cash	-	-	748,742
(Increase)/Decrease in accounts receivable	(920,958)	2,261,918	(2,881,034)
(Increase)/Decrease in inventories	(141,055)	(154,189)	65,303
(Increase)/Decrease in prepayment	540,677	(1,418,658)	(352,923)
(Increase)/Decrease in other receivables	-	-	2,732
Increase/(Decrease) in accounts payable	43,042	1,036,521	(451,305)
Increase in income tax and surcharge payables	2,978,145	2,038,378	1,813,022
Increase/(Decrease) in other payables and accruals, and value added tax payable	2,248,135	422,113	(321,043)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$23,066,827	$19,361,475	$10,007,159
CASH FLOWS FROM INVESTING ACTIVITIES
Sales proceeds from disposal of plant and equipment	$-	$-	$14,793
Payment of capital expenditures	(808,219)	-	-
Purchase of plant and equipment	(16,671,454)	(10,302,291)	(1,485,789)
NET CASH USED IN INVESTING ACTIVITIES	$(17,479,673)	$(10,302,291)	$(1,470,996)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of convertible note	$-	$25,000,000	$-
Repayment on loan from shareholders	-	-	(2,280,687)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	$-	$25,000,000	$(2,280,687)
Effect of exchange rate changes on cash	$926,439	$3,259,239	$895,737
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$6,513,593	$37,318,423	$7,151,213
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	64,310,448	26,992,025	19,840,812
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$70,824,041	$64,310,448	$26,992,025

Supplemental of disclosure cash flow information:
Interest paid	$808,219	$-	$-
Income tax paid	$3,119,911	$3,034,435	$2,382,824

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

On August 11, 2005, SGI entered into an agreement to acquire 100% of the outstanding Shining shares from the Original SGI Shareholders and Shengyuan in exchange for a total cash consideration of $2.27 million (RMB 18.35 million). Under the terms of this agreement, SGI agreed to make full payment of the consideration within three months after the transaction was approved by the relevant government authorities in the People’s Republic of China (“PRC”). On August 19, 2005, the transaction was approved by the Economic and Trade Bureau of the Pudong New District, Shanghai, PRC and in October 2005, SGI made full payment of $2.27 million to the Original SGI Shareholders. In December 2005, SGI’s acquisition of Shining was consummated when a revised business license was issued to Shining as a Wholly Owned Foreign Corporation, signifying the formal recognition of SGI as Shining’s sole shareholder by the Chinese government authorities.

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

On December 9, 2005, SGI incorporated a wholly-owned subsidiary, Growing State Limited (“GSL”), in accordance with the laws of the British Virgin Islands. On September 22, 2006, GSL established a wholly-foreign owned enterprise, Growing Bioengineering (Shanghai) Company Limited (“GBS”) in the PRC.

Shining is a manufacturer and distributor of probiotics products in the PRC.

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

SGI’s wholly-owned subsidiaries, Shining, GSL and GSL’s wholly-owned subsidiary, GBS, maintain theirs books and accounting records in Renminbi ("RMB"), being the functional currency. RMB, the national currency of the PRC, is the primary currency of the economic environment in which the operations of Shining, GSL   and GBS are conducted currently or to be conducted in the future. The RMB is therefore considered as the “functional currency” of Shining, GSL and GBS.

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

(d)   Comprehensive Income

The Group has adopted SFAS No. 130, "Reporting Comprehensive Income, issued by the FASB. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. The Group has chosen to report comprehensive income in the statements of changes in stockholders’ equity. Comprehensive income comprised net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners.

(e)   Revenue Recognition

Sale of goods

Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. Sales are stated at invoiced value net of sales tax under the caption Net Sales in these financial statements. The sales tax were 0.66%, 0.64% and 0.62% of the invoiced value for years ended March 31, 2007, 2008 and 2009, respectively.

Interest income

Interest income is recognized on a time proportion basis, taking into account the principal amounts outstanding and the interest rates applicable.

(f)   Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

(g)   Allowance for Doubtful Accounts

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
(Amounts expressed in US Dollars)

 (h)   Property, plant and equipment and land use right

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

Construction in progress includes project costs paid to third parties that are clearly associated with the acquisition, development, and construction of an asset and are capitalized as a cost of that project prior to the use of the assest. Such costs include the costs of construction, equipment, interest, legal, and direct labour costs. These capitalized project costs are not subject to depreciation until the assets to which they are related are placed into production.

(i)   Impairment of Long-Lived Assets

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

(j)   Inventories

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

(k) Embedded derivatives

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

(q)   Retirement Costs

Retirement costs are charged to expense at certain percentage of the payroll costs which is required under the PRC regulations.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

 (u)   Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on one of the followings: (a) products and services, (b) geographical areas, (c) legal structure, (d) management structure, or (e) any other manner in which management disaggregates a company. The Group’s management has adopted the “products and services” approach for segment reporting.

The Group’s management has adopted the “products and services” approach for segment reporting. For all periods covered by these financial statements, the Group:

(a)	had only one reportable segment - the probiotic products as health supplement;

(b)	manufactured and sold the probiotic products in a single geographical area - the PRC;

(c)	delivered all its shipments to destinations within the PRC; and

(d)	had all its long-lived assets physically located in the PRC.

(v)   Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification is not expected to change U.S. GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 for our quarter ending September 30, 2009.  We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

    In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 seeks to improve financial reporting by enterprises involved with variable interest entities. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. Management does not anticipate that the provisions of SFAS No. 167 will have an impact on the Company’s consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140  (SFAS No. 166”). SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 166 will have on its results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is applicable for interim or annual periods after June 15, 2009. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 165 will have on its results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 provides factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability and circumstances that may indicate that a transaction is not orderly. In those instances, adjustments to the transactions or quoted prices may be necessary to estimate fair value with SFAS No. 157. This FSP does not apply to Level 1 inputs. FSP SFAS No. 157 also requires additional disclosures, including inputs and valuation techniques used, and changes thereof, to measure the fair value. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. Management of the Company is in the process of evaluating the impact of FSP SFAS No. 157-4 and will adopt this FSP, effective on July 1, 2009.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended March 31,
	2009	2008	2007
Earnings per share – Basic and diluted
Income for the year	$19,966,889	$17,542,244	$10,904,986
Basic average common stock outstanding	17,080,000	17,080,000	17,080,000
Net earnings per share	1.17	1.03	0.64

For the years ended March 31, 2009 and 2008, potential common stock of 2,083,000 shares related to the convertible note at the exercise price of $12 per share are excluded from the computation of diluted earnings per share as the exercise price was higher than the average market price.

5. RISKS, UNCERTAINTIES, AND CONCENTRATIONS

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

As of March 31, 2009 and 2008, the Group had cash deposits of $70.82 million and $64.31 million placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the years ended March 31, 2009 and 2008, all of the Group’s sales arose in the PRC. In addition, all accounts receivable as at March 31, 2009 and 2008 also arose in the PRC.

(c) Concentration of Customers

For the year ended March 31, 2009, there is one customer that accounted for 11.5% of our sales revenue. For the year ended March 31, 2008, there are two customers that accounted for 15.5% and 10.5% of our sales revenue. For the year ended March 31, 2007, no single customer accounted for 10% of our total sales.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

6.  ACCOUNTS RECEIVABLE

The Group's accounts receivable as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31,	March 31,
	2009	2008

Trade receivables	$14,428,382	$13,214,531
Less: Allowances for doubtful debt	-	-
	$14,428,382	$13,214,531

7.  INVENTORIES

The Group's inventories as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31,	March 31,
	2009	2008

Raw materials	$343,011	$254,648
Work-in-progress	143,966	9,943
Finished goods	76,876	143,767
	$563,853	$408,358

8.   PROPERTY, PLANT AND EQUIPMENT AND LAND USE RIGHT

The Group's property, plant and equipment and land use right as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31, 2009	March 31, 2008

Land use right	$1,878,643	$1,777,860
Plant and machinery	7,510,635	6,493,190
Office equipment	3,565,390	3,293,598
Motor vehicles	245,989	109,186
Leasehold improvements	2,422,575	1,817,623
	$15,623,232	$13,491,457
Less: Accumulated depreciation and amortization	(6,460,354)	(4,585,976)
	9,162,878	8,905,481
Construction in progress	23,916,961	4,907,268
	$33,079,839	$13,812,749

Depreciation and amortization expenses were $1,768,127 and $999,148 for the years ended March 31, 2009 and 2008, respectively.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

 9.   TAX PAYABLES

The Group's tax payables as of the balance sheet dates as presented in these financial statements are summarized as follows:

	March 31, 2009	March 31, 2008

Value added tax and other taxes	$6,113,087	$5,436,331
Income tax	4,120,961	3,714,102
Surcharge	11,513,750	9,323,273
Dividends withholding tax	3,943,883	3,844,276
	$25,691,681	$22,317,982

Pursuant to the Provisional Regulation of PRC on Value Added Tax, or VAT, and their implementing rules, all entities and individuals that are engaged in the sale of goods are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

The Group has its principal operations in the PRC. Business enterprises are subject to income taxes and VAT under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group’s management that its PRC operations from 1999 to 2004 were exempted from income taxes and VAT as these operations were considered by the local government as "high technology" company. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. The Group has took the initiative to make tax payments to the PRC authorities for the calendar year 2005 and subsequent years and accrued for all applicable tax liabilities.

According to PRC tax regulations, overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of overdue tax liabilities. This amounts to $4.9 million (if calculated based on 0.5 times the taxes payable) to $49 million (if calculated based on five times the amount of taxes payable) as of March 31, 2008 and 2009. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48, the Group has reserved for the surcharges payable for fiscal year 2007, 2008 and 2009.  We consider it more likely than not that the associated penalty will not need to be paid.

The income/(loss) generated in the United States, the British Virgin Islands and the PRC before income taxes during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2009	2008	2007

(Loss)/income in the United States before income taxes	$2,371,750	$2,352,418	$(453,543)
(Loss)/income in the British Virgin Islands before income taxes	467,060	741,590	(91,627)
Income in the PRC before income taxes	22,290,467	19,384,867	15,637,024
	$25,129,277	$22,478,875	$15,091,854

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The provision for income tax relating to the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2009	2008	2007

Current	$5,516,585	$4,936,631	$4,186,868
Deferred	(354,197)	-	-
	$5,162,388	$4,936,631	$4,186,868

 The Group has its principal operations in the PRC and is subject to a PRC Enterprise Income Tax rate of 25% in calendar years 2009 and 2008 and 33% in calendar 2007.

However, one of the PRC subsidiaries of the Group, Shining located in the Shanghai Jinqiao special economic zone is awarded the status of “high technology” enterprise for the calendar year 2007 till 2010.  Hence Shining enjoys a preferential income tax of 15%, which represents a tax concession of 10% , 10% and 18% in the year 2009, 2008 and 2007.

Another newly set up PRC subsidiary of the Group, GBS, is located in Qingpu, will have the same business and operation as Shining but with a larger production scale, is believed by the management to be qualified for the application for the status of being a “high technology” enterprise once operation is commenced.  If the “high technology” status is awarded, GBS would then be fully exempted from PRC Enterprise Income Tax for two years starting from calendar year 2008, followed by 50% tax exemption for the next three calendar years, period from 2010 to 2012. There is no financial effect from the tax holiday as GBS did not generate any assessable profit in 2009, 2008 and 2007.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Years ended March 31,
	2009	2008	2007

Computed tax at statutory rate (2009 & 2008 : 25%; 2007 : 33%)	$6,282,319	$6,516,115	$4,980,311
Non-deductible items	37,313	-	54,976
Non-taxable items	(1,391,155)	(722,405)	-
Effect of different tax rate in other jurisdiction	213,458	211,718	(4,535)
Valuation allowance	972,890	41,772	198,705
Tax concession	(2,406,219)	(2,956,494)	(2,852,431)
Surcharge at 0.05% per day on accrued taxes	2,152,866	1,845,925	1,809,842
Under-provision of deferred tax assets in respect of prior years	28,979	-	-
Over-provision of income tax in respect of prior years	(891,297)	-	-
Under-provision of U.S. federal income tax	163,234	-	-
Total provision for income tax at effective rate	$5,162,388	$4,936,631	$4,186,868

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

  As at March 31, 2009, the Company's PRC subsidiaries have incurred tax losses which can be carried forward to a maximum of 5 years of approximately $1,339,001 (2008: $1,202,649, 2007: $134,849).

	Year ended March 31,
	2009	2008	2007
Deferred tax assets:
Net operating loss carryforward	$1,567,564	$240,477	$198,705
Less: Valuation allowance	(1,213,367)	(240,477)	(198,705)

Net deferred tax assets	$354,197	$-	$-

 Deferred tax assets were primarily raised from the tax losses carry forwards, and a valuation allowance has been established for the entire deferred tax assets since the management believes that the US Company would not generate future taxable income to utilize the deferred tax assets.

10.   TREASURY STOCK

On March 22, 2006, the Company repurchased 24,381,004 common stock of the Company with a total cost of USD2,438 under the approval of the Board of Directors. The Company recorded the entire purchase price of the treasury stock as a reduction of equity. The Company has made no additional purchases of common stock during the year ended March 31, 2009.

11.   CAPITAL AND STATUTORY RESERVES

The Company’s PRC subsidiary, Shining, is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the subsidiary’s registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. The statutory surplus reserve and discretionary surplus reserve can be used to make good losses or to increase the capital of the relevant company.

12.   ADVERTISING COSTS

The Group's advertising costs charged to expense as incurred during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2009	2008	2007

Charges referred to above	$2,835,064	$2,647,140	$2,980,835

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

13.   RESEARCH AND DEVELOPMENT COSTS CHARGED TO EXPENSE AS INCURRED

The Group's research and development costs, which typically consist of salaries and other direct costs, charged to expense as incurred during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2009	2008	2007

Charges referred to above	$3,229,788	$2,194,474	$497,817

14.   RETIREMENT COSTS CHARGED TO EXPENSE AS INCURRED

The Group’s employees are required to participate in a central pension scheme operated by the local municipal government. The Group is required to contribute a certain percentage of their payroll costs to the central pension scheme. The contributions are charged to the income statement as they become payable in accordance with the rules of the central pension scheme. Non forfeited contribution is available to reduce the contribution payable in the future years. The Group’s retirement costs charged to expense as incurred during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2009	2008	2007

Charges referred to above	$2,347,242	$1,759,540	$808,052

15.   COMMITMENTS

(a)   Operating Leases

The Group leases office space, warehouse facilities and retail outlets under non-cancelable operating agreements that expire at various dates from 2009 through 2010. The charges incurred by the Group in relation to the above-mentioned operating leases during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2009	2008	2007

Charges referred to above	$3,363,300	$990,300	$262,128

As of the balance sheet dates as presented in these financial statements, the amount of future minimum lease payment under the above-mentioned operating leases were as follows:

	March 31,	March 31,
	2009	2008

Payable within
the next twelve months	$421,190	$556,907
the next 13th to 24th months	-	111,670
the next 25th to 36th months	-	-
the next 37th to 48th months	-	-
the next 49th to 60th months	-	-
Thereafter	-	-

	$421,190	$668,577

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

(b)   Land lease

On March 21, 2006, the Company's wholly-owned subsidiary, GSL, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which the Company will construct a plant consisting bulk manufacturing facilities that will have an initial capacity of 150 tons per year of bulk product with room for expansion to 300 tons per year.  This agreement contemplates a one-time leasing fee of $2,100,828.  The leasing fee was later reduced to $1,777,860 because the size of the leased land was reduced to 36,075 square meters.  10% of the leasing fee was due and paid on April 5, 2006 as a refundable deposit. The $1,777,680 leasing fee was paid on December 28, 2007. In February 2009, the deposit was refunded and the approval documents for the land lease were issued by the Shanghai Qingpu local government authorities. There are no future lease payments under this land lease.

(c)   Capital commitments

During the year ended of March 31, 2009, GSL entered into the agreements with the contractors to construct a plant consisting bulk manufacturing facilities in the Shanghai Qingpu Industrial Park District. The amount of future payment were $3,912,138 (2008 : $14,517,210) which was contracted, but not provided for as of March 31, 2009; Shining also entered into the agreement with the contractors to renovate the existing R&D facility in Shanghai Qinqiao, the amount of future payment were $474,706 (2008 : nil) which was contracted, but not provided for as of March 31, 2009.

16.   RELATED PARTY TRANSACTIONS

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

In March, 2006, Shining made notice to the Original Equity Holders and received the full loan amount of US$2,290,230 (RMB 18,351,200). In March 2007, this loan was fully repaid by Shining.

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

17.   CONVERTIBLE NOTES

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

The Company accounted for the net proceeds from the issuance of the Note as two separate components: an embedded derivative component (conversion option with mandatory conversion feature) and a debt component. The Company determined the initial carrying value of the debt component by subtracting the fair value of embedded derivatives amounting to $9,118,000 from the net proceeds received from the issuance of the Note. This resulted in a $15,882,000 initial carrying amount of the debt component.

On April 1, 2008, the Company adopted SFAS No.157, “Fair Value Measurements”, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year.

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

As of March 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including the embedded derivatives related to the Note issued in 2007. The fair value of the embedded derivatives was determined using the following inputs in accordance with SFAS 157 at March 31, 2009:

	Fair Value Measurements as at March 31, 2009
	Balance at March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivatives – conversion right	$2,660,000	$-	$-	$2,660,000

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from April 1, 2008 to March 31, 2009:

Embedded derivatives – conversion right
Balance at April 1, 2008	$5,752,000
Adjustment to fair value included in earnings	(3,092,000)
Balance at March 31, 2009	$2,660,000

The embedded derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The estimated fair value of the embedded derivatives at the time of issuance at December 11, 2007, as of March 31, 2008 and March 31, 2009 was $9,118,000, $5,752,000 and 2,660,000, respectively. The change in the fair value of the embedded derivatives amounted to $3,366,000 and 3,092,000 for the year ended March 31, 2008 and 2009 were charged to the consolidated statement of operations.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The fair value of the embedded derivatives was determined using the Binomal Model based on the following assumptions:

	Year ended March 31,
	2009	2008	2007

Risk-free rate of return	0.5%	1.7%	2.92%
Time to expiration	1.67 years	2.66 years	3 years
Volatility rate	69%	65%	65%
Dividend yield	—	—	—

For the year ended March 31, 2009 and 2008, the Note interest amounted to $5,836,737 and $1,051,388 was capitalized under construction in progress.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our quarterly consolidated financial results are as follows:

	Three months ended
	June 30,	September 30,	December 31,	March 31,
	2008	2008	2008	2009
Net sales	$11,370,657	$11,495,249	$15,810,111	$15,521,065
Gross profit	8,111,988	8,032,396	11,226,740	10,628,691
Net income	3,236,750	4,472,120	5,668,887	6,589,132
Basic and diluted net income per share	$0.19	$0.26	$0.33	$0.39

	Three months ended
	June 30,	September 30,	December 31,	March 31,
	2007	2007	2007	2008
Net sales	$9,515,333	$7,820,163	$11,931,306	$13,054,309
Gross profit	6,864,361	5,614,540	8,748,250	8,783,868
Net income	3,540,233	1,970,133	4,043,749	7,988,129
Basic and diluted net income per share	$0.21	$0.11	$0.24	$0.47

CHINA-BIOTICS, INC.
SCHEDULE I – CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS
(Amounts expressed in US Dollars)

	March 31, 2009	March 31, 2008

ASSETS

Property, plant and equipment and land use right	$5,836,737	$1,051,388
Investment in immediate subsidiary - Sinosmart Group Inc.	83,528,369	65,843,820

Total assets	$89,365,106	$66,895,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accruals	$733,630	$-
Tax payables	163,234	-
Total current liabilities	$896,864	$-
Non-current liabilities
Convertible note, net of discount of $6,000,054 and $8,554,365 as of March 31, 2009 and 2008, respectively	$18,999,946	$16,445,635
Embedded derivatives	2,660,000	5,752,000
Interest payable	1,411,942	302,306
Total non-current liabilities	$23,071,888	$22,499,941

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock	$1,708	$1,708
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	49,794,033	29,827,144
Accumulated other comprehensive income	4,711,788	3,677,590
Capital and statutory reserves	3,025,794	3,025,794

Total stockholders’ equity	$65,396,354	$44,395,267

Total liabilities and stockholders’ equity	$89,365,106	$66,895,208

The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Year ended March 31,
	2009	2008	2007

Changes in fair value of embedded derivatives	$3,092,000	$3,366,000	$-
Other expenses	(747,365)	(1,013,582)	(453,544)
Tax expenses	(163,234)	-	-
Total other (expenses)/ income	2,181,401	2,352,418	(453,544)
Equity in earnings of subsidiary	17,785,488	15,189,826	11,358,530
	$19,966,889	$17,542,244	$10,904,986

Earnings per share:
Basic and diluted	$1.17	$1.03	$0.64

Weighted average shares outstanding
Basic and diluted	17,080,000	17,080,000	17,080,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts expressed in US Dollars)

	Common Stock
			Additional			Accumulated	Capital &
		Par value	Paid-in	Retained	Treasury	Comprehensive	Statutory
	Shares	$0.0001	Capital	Earnings	Stock	Income	Reserves	Total
Balance- March 31, 2006	41,461,004	$4,146	$7,863,031	$1,379,914	$(2,438)	$66,565	$3,025,794	$12,337,012
Comprehensive income:
Net income				10,904,986				10,904,986

Foreign currency
translation adjustments, net of taxes of $0						668,009		668,009
Total comprehensive income								11,572,995
Balance- March 31, 2007	41,461,004	$4,146	$7,863,031	$12,284,900	$(2,438)	$734,574	$3,025,794	$23,910,007
Comprehensive income:
Net income				17,542,244				17,542,244
Other comprehensive
income:
Foreign currency translation
adjustments, net of taxes of $0						2,943,016		2,943,016
Total comprehensive income								20,485,260
Balance- March 31, 2008	41,461,004	$4,146	$7,863,031	$29,827,144	$(2,438)	$3,677,590	$3,025,794	$44,395,267
Comprehensive income:
Net income				19,966,889				19,966,889
Other comprehensive
income:
Foreign currency translation
adjustments, net of taxes of $0						1,034,198		1,034,198
Total comprehensive income								21,001,087
Balance- March 31, 2009	41,461,004	$4,146	$7,863,031	$49,794,033	$(2,438)	$4,711,788	$3,025,794	$65,396,354

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Year ended March 31,
	2009	2008	2007

Cash flow from operating activities:

Net income	$19,966,889	$17,542,244	$10,904,986
Adjustments for:
Equity in undistributed net income of subsidiary	(17,771,753)	(14,176,244)	(10,904,986)
Changes in fair value of embedded derivatives	(3,092,000)	(3,366,000)	-
Increase/(Decrease) in accruals	733,630	-	-
Increase/(Decrease) in tax payables	163,234	-	-

Net increase in cash and cash equivalents balances	$-	$-	$-

Cash and cash equivalents balances at beginning of year	-	-	-

Cash and cash equivalents balances at end of year	$-	$-	$-

Supplemental disclosure of non-cash information:
Cash transactions received or paid on behalf by a subsidiary
Proceeds from issuance of convertible note	$-	$25,000,000	$-
Interest paid for convertible note	$808,219	$-	$-
Capitalisation of amortised convertible note discount on	$4,785,349	$1,051,388	$-

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

None.

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of March 31, 2009.

Based on this assessment, the principal executive officer and principal financial officer believe that as of March 31, 2009, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Key Employees and Advisors

The following is a summary of the business experience of our executive officers and directors:

Mr. Song Jinan, age 47, Chief Executive Officer, President, Director, Treasurer and Secretary since March 2006 - Mr. Song was one of the founders of Shining in 1999, and has been the principal executive officer of Shining since inception. Prior to founding Shining, Mr. Song served as the chief engineer of Sai Bao Bio-Chemical Manufacturing Corporation. Mr. Song received his Bachelor’s Degree in Polymers from the University of Hei Long Jiang and his Master’s degree in Politics and Economics from Habin Industrial University.

Dr. Chin Ji Wei, age 52, Director since January 2007 - Dr. Chin has over 20 years of academic experience as a lecturer and researcher in the field of horticulture, where he has been focused on the areas of efficient agriculture industry and food safety. Dr. Chin has served as a Vice Principal, professor, and lecturer at Northeast Agricultural University in China since 1999. From 1985 to 1995, Dr. Chin served as a Researcher at the Northeast Agricultural University and the Northeast Agricultural Institute. Dr. Chin has Bachelors, Masters, and Doctorate degrees, all from Northeast Agricultural University.

Dr. Du Wen Min, age 41, Director since January 2007 - Dr. Du has served as the Deputy Director in charge of the Centre for Adverse Drug Reactions in Shanghai since 2001. The centre was established in June 2001 as a technology unit governed by The Shanghai Food and Drug Authority. Dr. Du has also served as the Vice Chairman of Evaluation of Pharmacology & Clinical Pharmacy in Shanghai, China, and the Vice Chairman at the Centre for the Study of Liver Disease in Shanghai, China since 2006. Dr. Du has Bachelors and Masters degrees from Shanxi Medical University and a Doctorate in Medicine from Fudan University.

Mr. Simon Yick, age 51, Director since January 2007 - Mr. Yick has over 20 years experience in corporate finance, direct investment and auditing. From March 2002 to January 2004, Mr. Yick worked as an Executive Director of Kingsway Capital Ltd.   Mr. Yick has served as the managing director at Sinovest Capital Ltd., which makes direct investments, is involved with merger & acquisition activities, and operates a full service consultancy business for both Hong Kong and PRC enterprises, since 2004. His experience includes working for Ernst & Young in London and Hong Kong, in addition to holding senior positions at multiple U.S., Taiwan, and Hong Kong based investment banking firms in Hong Kong. In addition, he is currently a non-executive director and chairman of the audit committee for three Hong Kong listed companies and an independent non-executive director of a PRC (Shenzhen Stock Exchange) listed company and a member of both the Chartered Association of the Certified Accountants in UK and the Hong Kong Institute of Certified Public Accountants.

Mr. Lewis Fan, age 39, has been Chief Financial Officer since March 2009.  Mr. Fan served as Vice President and Senior Analyst in equity research at Brean Murray, Carret & Co from 2008 to 2009, Assistant Vice President of investor relations at The Ruth Group from 2007-2008, Senior Analyst at GFI Securities, Inc. in 2007, Associate Analyst in equity research at UBS Securities in 2007, and Associate in emerging markets strategy at Deutsche Bank from 2003 to 2007.  Mr. Fan has a master of business administration degree in finance from New York University, a master of science degree in medicinal chemistry from the University of Michigan, and a bachelor of arts degree in biology and chemistry from Luther College.

In addition, we have a strong management team with significant experience in our industry. We also have a technical advisory panel comprising a group of experts from different fields of live sciences, including genetics, microecologics, biochemistry and molecular materials, to advise on our product research and development. Mr. Song Jinan is a member of the technical advisory panel. Biographical details of the other key employee not included above are set out below:

Ms. Yan Yihong, age 46, is the chief administration officer (assistant to the general manager) of Shining. Ms. Yan has served as a director of Shining since 1999. She was appointed as the chief administration officer in 2004. During the past five years, Ms. Yan has been an employee of Shining in various capacities and has, among other things, participated in formulating the company’s development plans, implemented the company’s internal control procedures and represented the company in business negotiations with relevant government authorities and other external parties.

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

Section 16(a) Beneficial Ownership Reporting Compliance

On October 23, 2008, our common shares became registered under the Securities Exchange Act of 1934, as amended, as of which time the Company's officers, directors and any 10% shareholders became subject to the reporting requirements of Section 16(a).  Mr. Lewis Fan became the Chief Financial Officer of the Company on March 6, 2009. On April 6, 2009, he filed his Initial Statement of Beneficial Ownership of Securities on Form 3, on which he reported that he owns no shares of the Company, on an untimely basis.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, executive officers, including our chief financial officer and other of our senior financial officers, and employees.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our compensation program is designed to attract and retain employees and reward them for their efforts toward helping us achieve both long-term and short-term goals. Currently, compensation for our executive officers consists solely of base salary, which is set based on relevant factors, such as:

•	The short-term and long-term performance of the company;
•	The performance of the executive officers in light of relevant corporate goals and objectives;
•	Executive compensation levels at comparable companies; and
•	The recommendations of our Chief Executive Officer.

Base salaries are reviewed annually and adjustments are made to reflect performance-based factors, such as the individual performance of the executive officer and the financial performance of the Company, as well as competitive conditions in the industry. The Compensation Committee has adopted a policy that it will use the Company’s financial performance for fiscal year 2009 as a baseline to determine its executive officers’ future compensation, including any adjustments to their current salaries in the annual review process. Other specific performance goals and specific corporate goals and objectives that may be used to set and adjust executive compensation are currently under discussion by the Compensation Committee but have not yet been formally approved.

Other elements of compensation, such as options or other awards of equity-based compensation, are not currently a part of the Company’s compensation program. It is likely that the Company’s Compensation Committee will consider whether to include other forms of compensation, such as options or other equity-based compensation, to its executive officers as it continues to review the Company’s compensation program.

The compensation of Mr. Lewis Fan, our Chief Financial Officer, was approved by our Compensation Committee based on Mr. Fan’s salary history, his professional experience, his personal attributes and experience, an analysis of the compensation levels of U.S.-based chief financial officers of comparable companies and on the recommendation of our Chief Executive Officer. The two companies that were identified as comparable for purposes of setting Mr. Fan’s compensation were American Oriental Bioengineering, Inc. and Shanghai Bright Dairy & Food.  American Oriental Bioengineering is a New York Stock Exchange listed, U.S.-based company focused on producing pharmaceutical and neutraceutical products for the Chinese market. Shanghai Bright Dairy & Food is a Shanghai Stock Exchange listed company that produces dairy products for the Chinese market. The Compensation Committee will seek to identify additional companies in the future that are considered comparable for the purposes of setting executive compensation. Any future adjustments to Mr. Fan’s compensation will take into account the factors described above, his future performance, the Company’s future financial performance, and any additional factors the Compensation Committee considers appropriate at that time.

Prior to the formation of the Compensation Committee, the compensation of our executive officers (including the current compensation of Mr. Song, our Chief Executive Officer) was set by the board of directors based on review of compensation levels at comparable companies (such as American Oriental Bioengineering, Inc. and Shanghai Bright Dairy & Food) and on company and individual performance. Mr. Song’s current compensation was considered and confirmed without adjustment by the Compensation Committee in May 2009. His salary will be subject to further review and adjustment by the Compensation Committee after the financial results for fiscal year 2009 are released.

Our Compensation Committee was formed on May 28, 2008.  The Compensation Committee is responsible for advising and assisting the Board in its responsibilities related to compensation of the Company’s executives, and ensuring that compensation plans are appropriate and competitive and properly reflect the objectives and performance of our management and the company.

Board Compensation

We have not paid any compensation to directors of China-Biotics for the fiscal years ended March 31, 2007, 2006, or 2005. The table below lists the compensation received by the independent directors of China-Biotics for the fiscal year ended March 31, 2009 and 2008.

		Annual Compensation
Name of independent directors	Year	Salary (1)	Bonus	Other Annual Compensation
Dr. Chin Ji Wei	2009	$—
	2008	$5,722	—	—
Dr. Du Wen Min	2009	$—
	2008	$5,722	—	—
Mr. Simon Yick	2009	$30,968
	2008	$18,273	—	—

(1) Chin Ji Wei and Dr. Du Wen Min were paid in RMB; the US dollar amounts were calculated using an exchange rate of RMB6.99 to US$1, the prevailing rate as of March 31, 2008.  Mr. Simon Yick was paid in Hong Kong dollars; the US dollar amount was calculated using an exchange rate of HK$7.75 to US$1, the prevailing rate as of March 31, 2009.

Executive Officer Compensation

The table below lists the compensation received by Mr. Song Jinan, the Chief Executive Officer of China-Biotics, and Mr. Raymond Li and Mr. Lewis Fan, the former and current Chief Financial Officers of China-Biotics. Mr. Song and Mr. Fan are currently the only executive officers of China-biotics. No other officer of China-Biotics or SGI received compensation in excess of $100,000 for these years.

		Annual Compensation
Name and Principal Position(1)	Year	Salary (2)(3)	Bonus	Other Annual Compensation
Song Jinan, Chief Executive Officer,	2009	$129,586	—	—
Treasurer and Secretary and	2008	139,020	—	—
Principal Executive Officer of SGI	2007	90,032	—	—

Lewis Fan, Chief Financial Officer	2009	$10,000	—	—

Raymond Li, Former Chief Financial	2009	$79,419	—	—
Officer	2008	76,923	—	—
	2007	79,189	—	—

(1)   Mr. Song became our Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary as of March 22, 2006. He was the sole executive officer of China-Biotics prior to November 2006 and the principal executive officer of SGI for the periods indicated.  On November 13, 2006 Mr. Song resigned from the office of Chief Financial Officer, and appointed Mr. Raymond Li to serve as the Chief Financial Officer.  Mr. Lewis Fan replaced Mr. Li as the Chief Financial Officer as of March 6, 2009.

(2)   Mr. Song and Mr. Li were paid in RMB. The US dollar amounts were calculated using an exchange rate of RMB6.99 to US$1, the prevailing rate as of March 31, 2009. Includes social insurance contributions of US$6,553 (RMB45,809), US$24,549 (RMB171,600) and US$54,121 (RMB371,750) for Mr. Song for the years ended March 31, 2009, 2008 and 2007, respectively.

Equity Compensation Plans and Awards

We do not have any equity compensation plans. We have not granted any stock options or other equity awards since our inception.

Compensation Committee Interlocks and Insider Participation

Prior to establishing the Compensation Committee, our Board of Directors as a whole performed the functions delegated to the Compensation Committee. None of the members of our Compensation Committee has ever been one of our officers or employees. None of our executive officers currently serves, or has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

 The Compensation Committee Report is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee has recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Dr. Chin Ji Wei
Dr. Du Wen Min
Mr. Simon Yick

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of July 13, 2009, including shares which the listed beneficial owner has the right to acquire within 60 days from such date from options, warrants, rights, conversion privileges or similar obligations, by:

•	each holder of more than 5% of our common stock;

•	each of our executive officers and directors; and

•	our executive officers and directors as a group.

Unless otherwise noted below, the addresses of each beneficial owner set forth below is No. 999 Ningqiao Road, Jinqiao Export Processing Zone, Pudong, Shanghai 201206, People’s Republic of China. The numbers and percentages are based on 17,080,000 shares of our common stock and a note convertible into 2,083,333 shares of our common stock (subject to adjustment for subdivision or combination of our stock and similar events) outstanding as of July 13, 2009.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percent of Common Stock Owned
Song Jinan (1)	9,064,030	47.3%
Chin Ji Wei	0	-
Du Wen Min	0	-
Simon Yick (2)	221,000	2%
Raymond Li	0	-
Lewis Fan	0	-
Pope Asset (3)	3,066,752	16.0%
Tai Kwok Leung, Alexander (4)	1,469,700	7.7%
Executive officers and directors (5 persons)	9,535,030	48.5%

(1) Includes 3,979,993 shares held by Ms. Yan Li. Ms. Yan is the spouse of Mr. Song, a director and our President and Chief Executive Officer.

(2) Each of Mr. Yick and his spouse owns 50% of Master Talent Group Limited, which owns 221,000 shares of our common stock.

(3) Based on a shareholder list provided by our transfer agent on July 13, 2009. The address for Pope Asset Management, LLC (“Pope Asset”) is 5100 Poplar Ave, Suite 512, Memphis, TN. Pope Asset is the investment advisor for Halter/Pope USX China Fund (“Halter/Pope”), Pope Investments, LLC (“Pope Investments”) and Pope Investment II, LLC (“Pope Investments II”). As of July 13, 2009, Halter/Pope owned 36,900 shares of our common stock, Pope Investments owned 846,519 shares of our common stock and Pope Investments II owned 100,000 shares of our common stock. Pope Investments II also holds our 4% convertible promissory note, which is convertible into 2,083,333 shares of our common stock. William P. Wells is chief manager of Pope Asset. Mr. Wells may be deemed to beneficially own the shares reported as held by Halter/Pope, Pope Investments and Pope Investments II.

(4) Tai Kwok Leung, Alexander, is the sole shareholder of Fascinating Gain Investments Limited and Charming Leader Group Limited, each of which holds 734,850 shares of our common stock. Mr. Tai may be deemed to beneficially own these shares. The address for Mr. Tai, Fascinating Gain Investments Limited and Charming Leader Group Limited is 8th Floor, No. 313 Lockhart Road, Wanchai, Hong Kong.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

 On December 11, 2007, China-Biotics, Inc. (the “Company”) entered into definitive agreements concerning the sale of a 4% Senior Convertible Promissory Note in the amount of $25,000,000 to Pope Investments II LLC in a private placement. In connection with the private placement, Mr. Song Jinan, the Company’s Chief Executive Officer, Chairman, and largest shareholder, entered into a Guaranty Agreement and a Pledge Agreement, pursuant to which Mr. Song agreed to guaranty the Company’s obligations under the Note and to secure such guaranty with a pledge of 4,000,000 shares of the Company’s common stock. The transaction described above was approved by our board of directors. We believe that the transaction was made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

On January 21, 2009 and on May 19, 2009, Ms. Yan Li sold 250,000 shares and 250,000, respectively, of our common stock in private sale transactions pursuant to purchase agreements among Ms. Yan, China-Biotics and certain purchasers. Under the terms of each purchase agreements, China-Biotics agreed to use its reasonable best efforts to prepare and file with the Securities and Exchange Commission a registration statement (or to include in an existing registration statement through the use of an amendment to such registration statement), including the prospectus, for an offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act by the 30th day following the closing date covering the resale by the purchasers of the shares and naming the purchasers as selling stockholders. Ms. Yan is the spouse of Mr. Song, a director and the President and Chief Executive Officer of China-Biotics. This transaction was reviewed by our audit committee and approved by a majority of our independent directors.

In May 2008, we established an audit committee of the board composed solely of directors who meet the independence requirements of the SEC, the American Stock Exchange and NASDAQ. Any transaction we enter into in the future with any related party will be made on terms no less favorable to us than could have been obtained from unaffiliated third parties and the terms of any such transaction will be reviewed by our audit committee and approved by a majority of our independent directors. Our board of directors currently consists of four members: Mr. Song Jinan, Dr. Chin Ji Wei, Dr. Du Wen Min and Mr. Simon Yick. Dr. Chin Ji Wei, Dr. Du Wen Min and Mr. Simon Yick are independent directors under the independence definitions established by the SEC, the American Stock Exchange and NASDAQ.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is a summary of the fees we paid our principal auditor for professional services rendered for the years ended March 31, 2009 and 2008. All of the audit fees were approved by the board of directors acting as the company's audit committee.

Audit Fees

The aggregate fees billed for professional services rendered by BDO Limited for the audit of our annual financial statements and review of financial statements for the fiscal years ended March 31, 2009 and 2008 were $292,260 and $165,430, respectively.

Audit-Related Fees

BDO Limited did not render any audit-related services to us for the fiscal years ended March 31, 2009 and 2008.

Tax Fees

BDO Limited did not render any tax services to us for the fiscal years ended March 31, 2009 and 2008.

All Other Fees

BDO Limited did not render any other services to us for the fiscal years ended March 31, 2009 and 2008.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)  Financial Statements.

(3)  Exhibits.

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to China-Biotics, Inc.'s Form 8-K filed on March 23, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 20066 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

Number	Exhibit
10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.15	Investment Agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc’s Form 8-K filed on December 12, 2007).

10.16	Registration Rights Agreement dated December 11, 2007 (incorporation by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K on December 12, 2007).

10.17	4% Senior Convertible Promissory Note dated December 11, 2007 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.18	Guaranty by Song Jinan in favor of Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.19	Pledge Agreement between Song Jinan and Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.20	Form of Purchase Agreement dated January 21, 2009 (incorporated by reference to Exhibit 10.15 to China-Biotics, Inc.’s Form 10-Q filed on February 13, 2009).

10.21	Form of Purchase Agreement dated May 19, 2009 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on May 20, 2009).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14, 2009.

CHINA-BIOTICS, INC.

By:	/s/ Song Jinan
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 14, 2009.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ Lewis Fan	Chief Financial Officer
Lewis Fan	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Du Wen Min	Director
Du Wen Min

/s/ Simon Yick	Director
Simon Yick