Form 10-Q
period 2009-06-30
CHINA-BIOTICS, INC
filed 2009-08-14
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☑

As of August 14, 2009, 17,080,000 shares of the Issuer’s common stock were outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	June 30, 2009	March 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$77,406,721	$70,824,041
Accounts receivable	16,011,086	14,428,382
Other receivables	6,493	6,493
Inventories	1,014,565	563,853
Prepayment	1,231,785	1,547,582
Total current assets	$95,670,650	$87,370,351
Property, plant and equipment and land use right	34,870,707	33,079,839
Deferred tax assets	354,157	354,157
Total assets	$130,895,514	$120,804,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,027,051	$2,909,898
Tax payables	26,160,571	25,528,447
Other payables and accruals	1,251,126	1,517,753
Amount due to a director	4,523,050	2,380,007
Total current liabilities	$35,961,798	$32,336,105
Non-current liabilities
Convertible note, net of discount of $5,274,945 and $6,000,054 as of June 30, 2009 and March 31, 2009 respectively	$19,725,055	$18,999,946
Embedded derivatives	2,146,000	2,660,000
Interest payable	1,794,909	1,411,942
Total non-current liabilities	$23,665,964	$23,071,888
Commitments and contingencies
Stockholders’ equity:
Common stock (par value of $0.0001, 100,000,000 shares authorized, 41,461,004 shares issued and 17,080,000 outstanding as of June 30, 2009 and March 31, 2009 respectively)	$4,146	$4,146
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	55,561,782	49,794,033
Treasury stock at cost (24,381,004 shares)	(2,438)	(2,438)
Accumulated other comprehensive income	4,815,437	4,711,788
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders’ equity	$71,267,752	$65,396,354
Total liabilities and stockholders’ equity	$130,895,514	$120,804,347

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Three months ended June 30,
	2009	2008
Net sales	$15,412,462	$11,370,657
Cost of sales	(4,498,673)	(3,258,669)
Gross profit	$10,913,789	$8,111,988
Operating expenses:
Selling expenses	$(2,347,592)	$(2,369,859)
General and administrative expenses	(1,734,665)	(1,426,797)
Other income	36,448	1,452,503
Total operating expenses	$(4,045,809)	$(2,344,153)
Income from operations	$6,867,980	$5,767,835
Other income and expenses:
Changes in the fair value of embedded derivatives	$514,000	$(1,239,000)
Interest income	67,088	86,386
Total other income (expenses)	$581,088	$(1,152,614)
Income before taxes	$7,449,068	$4,615,221
Provision for income taxes	(1,681,319)	(1,378,471)
Net income	$5,767,749	$3,236,750

Earnings per share:
Basic and Diluted	$0.34	$0.19

Weighted average shares outstanding
Basic and Diluted	17,080,000	17,080,000

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts expressed in US Dollars)

	Common Stock					Accumulated	Capital &
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Comprehensive Income	Statutory Reserves	Total
Balance-March 31, 2009	41,461,004	$4,146	$7,863,031	$49,794,033	$(2,438)	$4,711,788	$3,025,794	$65,396,354
Comprehensive income:
Net income				5,767,749				5,767,749
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0						103,649		103,649
Total comprehensive income								5,871,398
Balance- June 30, 2009	41,461,004	$4,146	$7,863,031	$55,561,782	$(2,438)	$4,815,437	$3,025,794	$71,267,752

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Three months ended June 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$5,767,749	$3,236,750
Adjustment for:
Changes in the fair value of embedded derivatives	(514,000)	1,239,000
Depreciation	455,593	298,691
(Increase)/Decrease in accounts receivable	(1,554,722)	2,793,079
(Increase)/Decrease in inventories	(442,744)	(197,308)
(Increase)/Decrease in prepayments	310,213	211,580
Increase/(Decrease) in accounts payable	1,097,403	434,924
Increase/(Decrease) in other payables and accruals	(515,764)	(192,336)
Increase/(Decrease) in tax payables	620,948	511,633
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,224,676	$8,336,013
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	$(881,407)	$(7,193,855)
NET CASH USED IN INVESTING ACTIVITIES	$(881,407)	$(7,193,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance from a director	$2,106,368	$11,661
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,106,368	$11,661
Effect of exchange rate changes on cash	133,043	740,436
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$6,582,680	$1,894,255
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	70,824,041	64,310,448
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$77,406,721	$66,204,703

Supplemental disclosure cash flow information:
Interest paid	$505,833	$306,849
Income tax paid	$1,303,396	$789,785

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION AND PRINCIPALS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2009. There have been no material changes in the significant accounting policies followed by us during the three months ended June 30, 2009.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2009	2008
Earnings per share – Basic and diluted
Income for the period	$5,767,749	$3,236,750
Basic average common stock outstanding	17,080,000	17,080,000
Net earnings per share	$0.34	$0.19

For the quarters ended June 30, 2009 and 2008, potential common stock of 2,083,000 shares related to the convertible note at the exercise price of $12 per share are excluded from the computation of diluted earnings per share as the exercise price of $12 was higher than the average market price during the period.

3.	RISKS, UNCERTAINTIES, AND CONCENTRATIONS

(a)           Nature of Operations

Substantially all of the Group’s operations are conducted in the People’s Republic of China (“PRC”) and are subject to various political, economic, and other risks and uncertainties inherent in this country. Among other risks, the Group’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

(b)           Concentration of Credit Risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and accounts receivable.

As of June 30, 2009 and March 31, 2009 the Group had cash deposits of $67.8 million out of $77.4 million and $61.3 million out of $70.8 million respectively placed in one bank in the PRC where there is currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months ended June 30, 2009 and 2008, all of the Group’s sales arose in the PRC. In addition, all accounts receivable as at June 30, 2009 also arose in the PRC.

(c)           Concentration of Customers

A substantial percentage of the Group's sales are made to a small number of customers. During the three months ended June 30, 2009 and 2008, the following customers accounted for more then 10% of total gross sales:

	Percentage of Gross Sales Three Months ended June 30,		Percentage of Accounts Receivable as at June 30,
	2009	2008	2009	2008

Customer A	*	15%	*	*
Customer B	12%	*	15%	*

* less than 10%

4.	ACCOUNTS RECEIVABLE

The Group’s accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

	June 30, 2009	March 31, 2009

Trade receivables	$16,011,086	$14,428,382
Less : Allowances for doubtful debt	-	-
	$16,011,086	$14,428,382

5.	INVENTORIES

The Group’s inventories as of the balance sheet date as presented in these financial statements are summarized as follows:

	June 30, 2009	March 31, 2009

Raw materials	$594,093	$343,011
Work-in-progress	117,481	143,966
Finished goods	302,991	76,876
	$1,014,565	$563,853

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT AND LAND USE RIGHT

The Group’s property, plant and equipment and land use right as of the balance sheet date as presented in these financial statements are summarized as follows:

	June 30, 2009	March 31, 2009

Land use right	$1,878,643	$1,878,643
Plant and machinery	7,511,405	7,510,635
Office equipment	3,567,701	3,565,390
Motor vehicles	245,989	245,989
Leasehold improvements	2,886,205	2,422,575
	16,089,943	15,623,232
Less: Accumulated depreciation	$(6,924,147)	$(6,460,354)
	9,165,796	9,162,878
Construction in progress	$25,704,911	$23,916,961
	$34,870,707	$33,079,839

Depreciation and amortization expenses were $455,593 and $1,768,127 for the period ended June 30, 2009 and for the year ended March 31, 2009 respectively.

7.	TAX PAYABLES

The Group’s tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	June 30, 2009	March 31, 2009

Value added tax and other taxes	$6,197,255	$5,949,853
Income tax	3,965,494	4,120,961
Surcharge	12,053,939	11,513,750
Dividends withholding tax	3,943,883	3,943,883
	$26,160,571	$25,528,447

Pursuant to the Provisional Regulation of PRC on Value Added Tax, or VAT, and their implementing rules, all entities and individuals that are engaged in the sale of goods are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

The Group has its principal operations in the PRC. Business enterprises are subject to income taxes and VAT under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group’s management that its PRC operations from 1999 to 2004 were exempted from income taxes and VAT as these operations were considered by the local government as "high technology" company. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. The Group took the initiative to make tax payments to the PRC authorities for the calendar year 2005 and subsequent years and accrued for all applicable tax liabilities.

According to PRC tax regulations, overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of overdue tax liabilities. This amounts to $4.9 million (if calculated based on 0.5 times the taxes payable) to $49 million (if calculated based on five times the amount of taxes payable) as of June 30, 2008 and 2009. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48, the Group has reserved for the surcharges payable for this reporting period. We consider it more likely than not that the associated penalty will not need to be paid.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The income/(loss) generated in the United States, the British Virgin Islands and the PRC before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended June 30,
	2009	2008
Income/(Loss) in the United States before income taxes	$56,008	$(1,271,879)
(Loss)/ Income in the British Virgin Islands before income taxes	(12,981)	411,931
Income in the PRC before income taxes	7,406,041	5,475,169
	$7,449,068	$4,615,221

The Company, which is incorporated in the United States, is subject to U.S. tax law.  Other than legal and professional expenses for the daily operations of the Company, the income/(loss) generated from the United States is the change in the fair value of the embedded derivatives of the 4% Senior Convertible Promissory Note issued on December 11, 2007.

There is no income tax for companies not carrying out business activities in the British Virgin Islands. Accordingly, the Company’s financial statements do not present any income tax provisions or credits related to the British Virgin Islands tax jurisdiction.

The provision for income tax for the periods as presented in these financial statements are summarized as follows:

	Three months ended June 30,
	2009	2008

Current	$1,681,319	$1,378,471
Deferred	-	-
	$1,681,319	$1,378,471

The Group has its principal operations in the PRC and is subject to a PRC Enterprise Income Tax rate of 25% in calendar years 2009 and 2008.

However, one of the PRC subsidiaries of the Group, Shining located in the Shanghai Jinqiao special economic zone is awarded the status of “high technology” enterprise for the calendar year 2007 till 2011. Hence Shining enjoys a preferential income tax of 15%, which represents a tax concession of 10% in the year 2009 and 2008.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

Another newly set up PRC subsidiary of the Group, GBS, is located in Qingpu, will have the same business and operation as Shining but with a larger production scale, is believed by the management to be qualified for the application for the status of being a “high technology” enterprise once operation is commenced. If the “high technology” status is awarded, GBS would then be fully exempted from PRC Enterprise Income Tax for two years starting from calendar year 2008, followed by 50% tax exemption for the next three calendar years, period from 2010 to 2012. There is no financial effect from the tax holiday as GBS did not generate any assessable profit in 2009 and 2008.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended June 30,
	2009	2008
Computed tax at the local PRC statutory rate (25%)	$1,862,267	$1,153,805
Non-deductible items	4,126	432,439
Non-taxable items	(175,059)	(303,934)
Effect of different tax rate in other jurisdictions	5,041	(114,469)
Change in valuation allowance	221,037	-
Tax concession	(766,733)	(326,995)
Surcharge at 0.05% per day on accrued taxes	530,640	537,625
Total provision for income at effective rate	$1,681,319	$1,378,471

Deferred tax assets were primarily raised from the tax losses carry forwards. As at June 30, 2009, one the Company's PRC subsidiaries has incurred tax losses which can be carried forward to a maximun of 5 years of approximately US$1,600,285 (June 30, 2008: US$398,844). Tax losses arising from the US company were approximately US$4,275,298 as at June 30, 2009 (June 30, 2008: US$563,064), and a valuation allowance has been established for these deferred tax assets since the management believes that the US Company will not generate future taxable income to utilize the deferred tax assets.

	Three months ended June 30
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$1,788,601	$240,477
Less: Valuation allowance	(1,434,404)	(240,477)

Net deferred tax assets	$354,197	$-

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

8.	COMMITMENTS

(a)   Operating Leases

The Group leases office space, warehouse facilities and retail outlets under various operating leases, certain of which contain escalation clauses. Rental expenses under operating leases included in the statement of income were $880,828 and $754,173 for the period ended June 30, 2009 and 2008.

At June 30, 2009, the Group was obligated under operating leases requiring minimum rental as follows:

June 30, 2009
Payable within
1 year	$477,956
2 to 5 years	-
Thereafter	-
$477,956

(b)   Capital commitments

During the period ended June 30, 2009, GSL entered into the agreements with the contractors to construct a plant consisting bulk manufacturing facilities in the Shanghai Qingpu Industrial Park District. The amount of future payment is $4,515,560 which was contracted, but not provided for as of June 30, 2009.

9.	CONVERTIBLE NOTES

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

As of June 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its derivative instruments related to its 2007 Notes. The fair value of the embedded derivatives was determined using the following inputs in accordance with SFAS 157 at June 30, 2009:

	Fair Value Measurements
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Embedded derivatives - conversion right
As at June 30, 2009	$2,146,000	$-	$-	$2,146,000
As at March 31, 2009	$2,660,000	$-	$-	$2,660,000

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from March 31, 2009 to June 30, 2009:

	Derivative Liability - Conversion Rights
	2009	2008

Balance at March 31	$2,660,000	$5,752,000
Adjustment to fair value included in earnings	(514,000)	1,239,000
Balance at June 30	$2,146,000	$6,991,000

 The embedded derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The estimated fair value of the embedded derivatives as of June 30, 2009 and March 31, 2009 was $2,146,000 and $2,660,000, respectively. The change in the fair value of the embedded derivatives amounted to $514,000 for the quarter ended June 30, 2009 and $2,660,000 for the year ended March 31, 2009 were charged to the consolidated statement of operation.

The fair value of the embedded derivatives was determined using the Binomal Model based on the following assumptions:

	June 30, 2009	March 31, 2009

Risk-free rate of return	0.48%	0.54%
Time to expiration	1.50 years	1.67 years
Volatility rate	85.17%	69.08%
Dividend yield	-	-

As at June 30, 2009 and March 31, 2009, the Note interest amounting to $3,351,073 and $2,718,791 was capitalized under construction in progress.

The capitalized debt discount under construction in progress was $3,843,055 and $3,117,946 as at June 30, 2009 and March 31, 2009 respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” are to the combined business of China-Biotics, Inc. (the “Company”) and its wholly-owned direct subsidiaries, Sinosmart Group Inc. (“SGI”) and Growing State Limited (“GSL”), and SGI’s wholly-owned subsidiary, Shanghai Shining Biotechnology Co. Ltd. (“Shining”), and GSL’s wholly-owned subsidiary, Growing Bioengineering (Shanghai) Co. Ltd. (“GBS”). References to “China” or to the “PRC” are references to the People’s Republic of China. All references to “dollars” or “$” refers to United States dollars.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are mainly sold in the Greater Shanghai region.

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the three months ended June 30, 2009, approximately 82% of our sales revenue comprises amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days’ credits are given to the distributors.

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

The Company’s construction of its new production facility has been on schedule since the most recent year-end report. The company continues to plan to commence trial production in the second quarter of fiscal year 2010. The trial phase should be completed in approximately three months, before the regular production starts. The cost of the new plant, which is expected to be approximately $27.5 million for the first phase, will be funded by cash received from the convertible promissory notes issued in December 2007 and internal sources of funds. In this regard, we have leased 36,075 square meters of land in the Shanghai Qingpu Industrial Park District, on which we are constructing the new bulk manufacturing facilities. The new plant will have an initial capacity of 150 tons per year with room for expansion to 300 tons per year.

In preparation for the new plant commencing operations in the second fiscal quarter of this year, we have been in discussions with a large number of potential customers for our food additive products. As at June 30, 2009, we have entered into contracts with 16 customers for this food additives business. In this regard, we have created a number of formulations for testing by many potential future customers. We have established an array of business relationships with commercial customers located in Beijing, Qinghai, Shanghai cities, Jiangsu, Jiangxi, Shaanxi, Shandong and Zhejiang provinces. These growing companies are among the leaders in the baked foods, dairy and pharmaceutical industries. The Company’s existing manufacturing facility, with current annual manufacturing capacity of 12 metric tons of probiotics for use as bulk additives and capsules, will supply the initial orders for these customers. The need to create a large number of new products for potential customers is pushing the capacity of our current production facility. With the delay in the commissioning of the new plant from our earlier projections, we have been carefully managing the use of our production capacity and selectively increasing the price of our products to make sure that we strike a balance between achieving current and future sales.

In connection with the expansion of our retail business, we originally intended to open 300 outlets by the end of fiscal year 2009. As at June 30, 2009, we have opened 107 outlets in Shanghai and 12 other cities in China (as of June 30, 2008, we had 27 retail outlets in Shanghai and Changchun). During the quarter ended on June 30, 2009, we put emphasis on the development of our new bulk additives line, in preparation for the commencement of the new plant. With the limited production capacity that we have in our existing production facility, management believes that it is prudent to slow the pace of opening new retail outlets so that we can focus on completing the new plant on time and signing on customers to take up the capacity of our new plant when it is up and running.

Results of Operations

Quarter Ended June 30, 2008 Compared with the Quarter Ended June 30, 2009

Our net income was $5.77 million in the quarter ended June 30, 2009. This included $0.51 million surplus arising from the revaluation of the conversion feature embedded in the convertible notes issued in December 2007 as required by FAS133. Excluding this revaluation surplus, our net income was $5.26 million, which was 17.39% higher than our net income of $4.48 million for the quarter ended June 30, 2008. The increase of net income before the revaluation surplus, resulted from a combination of volume and price increases. Shining Essence continued to be our best selling product, accounting for 27.99% of our sales revenue in the quarter ended June 30, 2009 (40% in the quarter ended June 30, 2008).

Our results for the three months ended June 30, 2009 and 2008 are summarized below:

	Three months ended June 30, 2009		Three months ended June 30, 2008
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$15,412,462	100%	$11,370,657	100.00%
Cost of sales	(4,498,673)	(29.19)%	(3,258,669)	(28.66)%
Gross profit	$10,913,789	70.81%	$8,111,988	71.34%
Operating expenses:
Selling expenses	$(2,347,592)	(15.23)%	$(2,369,859)	(20.84)%
General and administrative expenses	(1,734,665)	(11.25)%	(1,426,797)	(12.55)%
Other income	36,448	0.23%	1,452,503	12.77%

Total operating expenses	$(4,045,809)	(26.25)%	$(2,344,153)	(20.61)%
Income from operations	$6,867,980	44.56%	$5,767,835	50.73%
Other income and expenses:
Change in the fair value of embedded derivatives	$514,000	3.33%	$(1,239,000)	(10.90)%
Interest income	67,088	0.43%	86,386	0.75%
Total other income (expenses)	$581,088	3.77%	$(1,152,614)	(10.6)%
Income before taxes	$7,449,068	48.33%	$4,615,221	40.59%
Provision for income taxes	(1,681,319)	(10.91)%	(1,378,471)	(12.12)%

Net income	$5,767,749	37.42%	$3,236,750	28.47%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended June 30, 2009 and 2008 comprised the following:

	Three months ended June 30,
	2009	2008
Invoiced value on sales	$16,464,125	$11,810,902
Less: sales discount	(787,069)	(365,489)
Less : sales tax	(264,594)	(74,756)
	$15,412,462	$11,370,657

Net sales of $15,412,462 for the quarter ended June 30, 2009 were 35.55% above the net sales of $11,370,657 for the quarter ended June 30, 2008. The increase was mainly because of an increase in overall sales volume arising from new product sales, particularly, bulk additives, (offsetting decrease in sales volume of existing products) and increases in the sales price of selected products.

The contributions of each product as a percentage of the total value on sales for the three months ended June 30, 2009 and 2008 are summarized below:

	Three months ended June 30,
	2009	2008
Shining Essence Capsules	27.99%	40.45%
Shining Signal Capsules	7.21%	10.34%
Shining Golden Shield Capsules	13.01%	12.19%
Shining Energy Capsules	8.93%	11.56%
Shining Essence Stomach Protection Capsules	5.72%	3.82%
Shining Probiotics Protein Powder	7.92%	5.86%
Other products	6.06%	6.95%
	76.84%	91.17%
Bulk additives	23.16%	8.83%
	100.0%	100.0%

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months ended June 30, 2009 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended June 30,
	2009			2008
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	12%	(6)%	(4)%	(22)%	6%	(17)%
Shining Signal Capsules	(5)%	0%	(3)%	(27)%	9%	(20)%
Shining Golden Shield Capsules	57%	(7)%	29%	(15)%	18%	0%
Shining Energy Capsules	83%	(10)%	8%	(13)%	23%	7%
Shining Essence Stomach Protection Capsules	779%	(11)%	36%	100%	100%	100%
Shining Probiotics Protein Powder	331%	(33)%	189%	100%	100%	100%
Other products	129%	(25)%	64%	214%	39%	336%
Bulk additives	482%	76%	266%	100%	100%	100%

Cost of sales

Cost of sales for the three months ended June 30, 2009 was $4,498,673 compared with $3,258,669 for the three months ended June 30, 2008. The increase in cost of sales was primarily because of the overall sales volume increase and increases in the cost of packaging materials.

Unit volume and unit costs comparatives for the three months ended June 30, 2009 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended June 30,
	2009			2008
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	12%	6%	5%	(22)%	16%	(10)%
Shining Signal Capsules	(5)%	5%	1%	(27)%	5%	(23)%
Shining Golden Shield Capsules	57%	8%	22%	(15)%	11%	(6)%
Shining Energy Capsules	83%	2%	9%	(13)%	34%	16%
Shining Essence Stomach Protection Capsules	779%	(90)%	24%	100%	100%	100%
Shining Probiotics Protein Powder	331%	0%	330%	100%	100%	100%
Other products	129%	(10)%	144%	214%	(95)%	(84)%
Bulk additives	482%	104%	205%	100%	100%	100%

Gross profit

Gross profit for the three months ended June 30, 2009 was $10,913,789 compared with $8,111,988 for the three months ended June 30, 2008. The increase in gross profit was primarily due to an increase in overall sales volume.

The average gross profit percentage for all of our products for the three months ended June 30, 2009 and 2008 are summarized below:

	Three months ended June 30,
	2009	2008

Average for all products	70.81%	71.34%

Gross profit margin slightly decreased from 71.34% in the quarter ended June 30, 2008 to 70.81% this quarter as a result of increases in cost of packaging materials and electricity largely offset by increase in sales prices. The 70.81% gross profit margin remains solidly above our full year projection of 70%.

Selling expenses

Selling expenses were $2,347,592 or 15.23% of net sales for the three months ended June 30, 2009 compared with $2,369,859 or 20.84% of net sales for the three months ended June 30, 2008. The operating costs of the retail outlets are included as selling expenses. With limited new retail outlet roll-out during the quarter, selling expenses remained steady. As of June 30, 2009, we had a total of 107 retail outlets in operation compared with 83 outlets as of June 30, 2008.

General and administrative expenses

General and administrative expenses were $1,734,665 or 11.25% of net sales for the three months ended June 30, 2009 compared with $1,426,797 or 12.55% of net sales for the three months ended June 30, 2008. The increase of general and administrative expenses was primarily due to the increase of legal and professional fees. As of June 30, 2009, we had a total of 379 employees, compared with 339 as of June 30, 2008.

Provision for income taxes

Provision for income taxes was $1.68 million and $1.38 million for the quarters ended June 30, 2009 and 2008, respectively. Excluding the $0.51 million surplus on revaluation of the convertible note, income before taxes was $6.94 million for the first quarter of fiscal year 2010 compared with $5.85 million for 2009. The increase in income tax payable is attributable to an increase in operating profit.

Segment reporting

We have adopted the “products” approach for segment reporting. For the three months ended June 30, 2009 and 2008, we had only one reporting segment—the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Liquidity and Capital Resources

We had cash of $77.41 million and working capital of $59.71 million as of June 30, 2009. Cash generated from operations was $7.33 million in the three months ended June 30, 2009 and $8.35 million in the three months ended June 30, 2008. The cash generated from operations of $7.33 million was higher than the net income of $5.77million due to the non-cash surplus of revaluation of convertible notes of $0.51 million and lower working capital needs resulting from better working capital management.

We had capital expenditures totaling $0.88 million in the three months ended June 30, 2009, mainly in connection with the construction of the new plant. We spent $7.19 million on fixed assets in the three months ended June 30, 2008.

Our current facility commenced operations in 2000. With the increases in sales volume in the last couple of years, we are reaching our production capacity. We are constructing a new plant with an overall project size of $45.5 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $27.50 million, $25 million of which is expected to be paid in the third quarter of calendar year 2009 and the balance by the end of calendar year 2009. Subsequent phases of this project will only commence when expected demands for probiotics exceed the production capacity of the Phase 1 facility.

We did not have any changes related to financing activities for the three months ended June 30, 2009. On December 11, 2007, we issued a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010. The principal amount of the Note is convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date. If the Note is not converted at maturity, we will redeem the Note at a price that gives a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into common stock if the Group achieve a net income of $60 million in fiscal year 2010. Net proceeds of the Note are being used to fund the construction of a proposed 150-metric-ton-per-year manufacturing facility and for other capital expenditures.

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

Inflation

During the quarter ended June 30, 2009, there were small increases in pulp and paper costs. However, overall we believe that inflation did not have a significant impact on our results of operations for the quarter.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations and commercial commitments over various future periods as of June 30, 2009.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations(1)	$4,515,560	$4,515,560	-	-	-
Operating Lease Obligations(1)	$477,956	$477,956	-	-	-
Purchase Obligations(2)	$18,529,424	$18,529,424	-	-	-
Long-term loan(3)	$25,000,000	-	$25,000,000	-	-
Total	$48,522,940	$23,522,940	$25,000,000	-	-

(1) See Note 8 to our consolidated financial statements in this Quarterly Report.
(2) Estimated contractual purchases with suppliers as of June 30, 2009.
(3) See Note 9 to our consolidated financial statements in this Quarterly Report.

Research and Development Expenditures

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research to develop products that address specific health problems using our core technology and Chinese medicine to create genetically engineered drugs and drug delivery solutions and expand our product line. We incurred research and development costs of approximately $674,369 and $709,919 in the three months ended June 30, 2009 and June 30, 2008, respectively.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2009, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended June 30, 2009 and 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We have not experienced situations causing us to cast doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $16,011,086 as of June 30, 2009, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form 10-Q and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to PRC tax regulations, our overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of overdue tax liabilities, which amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of June 30, 2008 and 2009. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48, the Group has reserved for the surcharges payable for this reporting period. We consider it is more likely than not that the associated penalty will not need to be paid.

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

The Company evaluated all events or transactions that occured after June 30, 2009 up through August 14, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

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

The Company adopted FSP SFAS No. 157-4 in the first quarter of 2010. The adoption of this FSP did not have a material effect on the determination or reporting of our financial result.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1 of our Annual Report on Form 10-K for the year ended March 31, 2009, which could materially impact our business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the company. Additional risks and uncertainties not currently known by the company or that are currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006) as amended by the Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 10-Q filed on November 10, 2008).

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

Number	Exhibit
10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Amendment No. 2 to Form SB-2 filed on November 13, 2006).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.14 to China-Biotics, Inc.’s Amendment No. 2 to Form SB-2 filed on November 13, 2006).

10.15	Investment Agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc’s Form 8-K filed on December 12, 2007).

10.16	Registration Rights Agreement dated December 11, 2007 (incorporation by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K on December 12, 2007).

10.17	4% Senior Convertible Promissory Note dated December 11, 2007 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.18	Guaranty by Song Jinan in favor of Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.19	Pledge Agreement between Song Jinan and Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.20	Form of Purchase Agreement dated January 21, 2009 (incorporated by reference to Exhibit 10.15 to China-Biotics, Inc.’s Form 10-Q filed on February 13, 2009).

10.21	Form of Purchase Agreement dated May 19, 2009 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on May 20, 2009).

Number	Exhibit
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to China-Biotics, Inc.’s Form SB-2 filed on March 24, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith

* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA-BIOTICS, INC.
(Registrant)

/s/ Song Jinan
Date: August 14, 2009	Song Jinan
Chief Executive Officer