Form 10-Q
period 2009-09-30
CHINA-BIOTICS, INC
filed 2009-11-16
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐ No ☑

As of November 16, 2009, 22,370,000 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	September 30, 2009	March 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$79,444,634	$70,824,041
Accounts receivable	17,111,551	14,428,382
Other receivables	2,352	6,493
Inventories	912,505	563,853
Prepayment	1,615,913	1,547,582
Total current assets	$99,086,955	$87,370,351
Property, plant and equipment and land use right	36,994,021	33,079,839
Deferred tax assets	488,075	354,157
Total assets	$136,569,051	$120,804,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,142,732	$2,909,898
Tax payables	27,263,898	25,528,447
Other payables and accruals	1,479,406	1,517,753
Amount due to a director	2,534,755	2,380,007
Total current liabilities	$34,420,791	$32,336,105
Non-current liabilities
Convertible note, net of discount of $4,510,473 and $6,000,054 as of September 30, 2009 and March 31, 2009 respectively	$20,489,527	$18,999,946
Embedded derivatives	11,576,000	2,660,000
Interest payable	2,209,460	1,411,942
Total non-current liabilities	$34,274,987	$23,071,888
Commitments and contingencies
Stockholders’ equity:
Common stock (par value of $0.0001, 100,000,000 shares authorized, 41,461,004 shares issued and 17,080,000 outstanding as of September 30, 2009 and March 31, 2009)	$4,146	$4,146
Additional paid-in capital	7,863,031	7,863,031
Retained earnings	52,078,716	49,794,033
Treasury stock at cost (24,381,004 shares)	(2,438)	(2,438)
Accumulated other comprehensive income	4,904,024	4,711,788
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders’ equity	$67,873,273	$65,396,354
Total liabilities and stockholders’ equity	$136,569,051	$120,804,347

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Net sales	$17,148,659	$11,495,249	$32,561,121	$22,865,906
Cost of sales	(4,980,623)	(3,462,853)	(9,479,296)	(6,721,522)
Gross profit	$12,168,036	$8,032,396	$23,081,825	$16,144,384
Operating expenses:
Selling expenses	$(2,733,234)	$(2,813,563)	$(5,080,826)	$(5,183,422)
General and administrative expenses	(1,937,218)	(1,438,137)	(3,671,883)	(2,864,933)
Other income	32,483	39,859	68,931	1,492,362
Total operating expenses	$(4,637,969)	$(4,211,841)	$(8,683,778)	$(6,555,994)
Income from operations	$7,530,067	$3,820,555	$14,398,047	$9,588,390
Other income and expenses:
Changes in the fair value of embedded derivatives	$(9,430,000)	$1,904,000	$(8,916,000)	$665,000
Interest income	72,781	66,662	139,869	153,048
Total other (expenses)/ income	$(9,357,219)	$1,970,662	$(8,776,131)	$818,048
(Loss)/Income before taxes	$(1,827,152)	$5,791,217	$5,621,916	$10,406,438
Provision for income taxes	(1,655,914)	(1,319,097)	(3,337,233)	(2,697,568)
Net (loss) / income	$(3,483,066)	$4,472,120	$2,284,683	$7,708,870

(Loss)/ earnings per share:
Basic	$(0.20)	$0.26	$0.13	$0.45
Diluted	$0.31	$0.13	$0.58	$0.37

Weighted average shares outstanding
Basic	17,080,000	17,080,000	17,080,000	17,080,000
Diluted	19,163,333	19,163,333	19,163,333	19,163,333

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts expressed in US Dollars)

	Common Stock					Accumulated	Capital &
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Comprehensive Income	Statutory Reserves	Total
Balance-March 31, 2009	41,461,004	4,146	7,863,031	49,794,033	(2,438)	4,711,788	3,025,794	65,396,354
Comprehensive income:
Net income				2,284,683				2,284,683
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0						192,236		192,154
Total comprehensive income
Balance- September 30, 2009	41,461,004	4,146	7,863,031	52,078,716	(2,438)	4,904,024	3,025,794	67,873,273

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Six months ended September 30,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,284,683	$7,708,870
Adjustment for:
Changes in the fair value of embedded derivatives	8,916,000	(665,000)
Change in deferred tax	(133,353)	-
Depreciation	937,500	863,740
(Increase)/Decrease in accounts receivable	(2,632,668)	3,044,946
(Increase)/Decrease in inventories	(339,362)	(344,093)
(Increase)/Decrease in prepayments	(67,851)	19,822
Increase/(Decrease) in accounts payable	178,523	586,894
Increase/(Decrease) in other payables and accruals	(540,397)	682,843
Increase/(Decrease) in tax payables	1,687,907	205,230
NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,290,982	$12,103,252
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	$(1,987,755)	$(11,662,222)
NET CASH USED IN INVESTING ACTIVITIES	$(1,987,755)	$(11,662,222)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance from a director	3,113,900	11,661
Repayment on loan from shareholders	(2,999,641)	(1,120)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$114,259	$10,541
Effect of exchange rate changes on cash	203,107	871,476
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$8,620,593	$1,323,047
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	70,824,041	64,310,448
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$79,444,634	$65,633,495

Supplemental disclosure cash flow information:
Interest paid	755,833	556,164
Income tax paid	2,204,523	1,448,019

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

1.           BASIS OF PRESENTATION AND PRINCIPALS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2009. There have been no material changes in the significant accounting policies followed by us during the three and six months ended September 30, 2009.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this Update did not have a significant impact to the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles”, which is codified as ASC 105 (“ASC 105”) ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted ASC 105 for the quarter ending September 30, 2009. The adoption of this Statement will not impact the results of operations or financial position, as it only required disclosures. Beginning with this Quarterly Report on Form 10-Q for September 30, 2009 and in all filings thereafter, references to Financial Accounting Standards that have been codified in the FASB Accounting Standards Codification have been replaced with references to the appropriate guidance in the Codification.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R)(“FAS167”)(ASC 810). FAS 167 amends the consolidated guidance for  variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010.  Management does not anticipate that the provisions of SFAS No. 167 will have an impact on the Company’s consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 166”). This standard has not yet been codified in the FASB Accounting Standards Codification. SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 166 will have on its results of operations, financial position or cash flows.

In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”). ASC 855-10 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is applicable for interim or annual periods after June 15, 2009.  The Company adopted this amended topic effective July 1, 2009.

2.           (LOSS)/ EARNINGS PER SHARE

Basic earnings per share is computed in accordance with SFAS No.128 (now known as ASC 260), “Earnings Per Share”, by dividing the net income by the weighted average number of outstanding common stock during the period. The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable. The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of common stock has been outstanding to the total time in that period.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
(Loss)/ earnings per share - Basic
(Loss)/ income for the period	$(3,483,066)	$4,472,120	$2,284,683	$7,708,870
Basic average common stock outstanding	17,080,000	17,080,000	17,080,000	17,080,000
Net (loss)/earnings per share	$(0.20)	$0.26	$0.13	$0.45

(Loss)/ Earnings per share - Diluted
(Loss)/income for the period	$(3,483,066)	$4,472,120	$2,284,683	$7,708,870
Change in fair value of embedded derivatives	9,430,000	(1,904,000)	8,916,000	(665,000)
	$5,946,934	$2,568,120	$11,200,683	$7,043,870
Basic average common stock outstanding	17,080,000	17,080,000	17,080,000	17,080,000
Diluted effect from embedded derivatives	2,083,333	2,083,333	2,083,333	2,083,333
Diluted average common stock	19,163,333	19,163,333	19,163,333	19,163,333
Net earnings per share	$0.31	$0.13	$0.58	$0.37

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

As of September 30, 2009 and March 31, 2009, the Group had cash deposits of $73.67 million out of $79.44 million and $61.3 million out of $70.8 million respectively placed in one bank in the PRC where there are currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months and six months ended September 30, 2009 and 2008, all of the Group’s sales arose in the PRC. In addition, all accounts receivable as at September 30, 2009 also arose in the PRC.

(c)           Concentration of Customers

A substantial percentage of the Group's sales are made to a small number of customers. During the three months ended September 30, 2009 and 2008, the following customers accounted for more than 10% of total gross sales:

	Percentage of Gross Sales Three Months ended September 30,			Percentage of Accounts Receivable as at September 30,
	2009		2008	2009		2008

Customer A	18%		-	23%		-
Customer B		*	12%		*		*
* less than 10%

4.           ACCOUNTS RECEIVABLE

The Group’s accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

	September 30, 2009	March 31, 2009

Trade receivables	$17,111,551	$14,428,382
Less : Allowances for doubtful debt	-	-
	$17,111,551	$14,428,382

5.           INVENTORIES

The Group’s inventories as of the balance sheet date as presented in these financial statements are summarized as follows:

	September 30, 2009	March 31, 2009

Raw materials	$434,525	$343,011
Work-in-progress	118,772	143,966
Finished goods	359,208	76,876
	$912,505	$563,853

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

6.           PROPERTY, PLANT AND EQUIPMENT AND LAND USE RIGHT

The Group’s property, plant and equipment and land use right as of the balance sheet date as presented in these financial statements are summarized as follows:

	September 30, 2009	March 31, 2009

Land use right	$1,881,207	$1,878,643
Plant and machinery	7,521,659	7,510,635
Office equipment	3,574,890	3,565,390
Motor vehicles	246,325	245,989
Leasehold improvements	2,890,145	2,422,575
	16,114,226	15,623,232
Less: Accumulated depreciation	$(7,415,801)	$(6,460,354)
	8,698,425	9,162,878
Construction in progress	$28,295,596	$23,916,961
	$36,994,021	$33,079,839

Depreciation and amortization expenses were $491,655 and $564,677 for three months ended September 30, 2009 and 2008 respectively, and $947,248 and $867,498 for six months ended September 30, 2009 and 2008 respectively.

7.           TAX PAYABLES

The Group’s tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	September 30, 2009	March 31, 2009

Value added tax and other taxes	$6,384,641	$5,949,853
Income tax	4,312,368	4,120,961
Surcharge	12,617,623	11,513,750
Dividends withholding tax	3,949,266	3,943,883
	$27,263,898	$25,528,447

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The income/(loss) generated in the United States, the British Virgin Islands and the PRC before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
(Loss)/income in the United States before income taxes	$(9,847,483)	$1,760,181	$(9,791,475)	$488,302
Income/ (loss) in the British Virgin Islands before income taxes	1,113	55,987	(11,868)	467,918
Income in the PRC before income taxes	8,019,218	3,975,049	15,425,259	9,450,218
	$(1,827,152)	$5,791,217	$5,621,916	$10,406,438

The Company, which is incorporated in the United States, is subject to U.S. tax law.  Other than legal and professional expenses for the daily operations of the Company, the income generated from the United States is the change in the fair value of the embedded derivatives of the 4% Senior Convertible Promissory Note issued on December 11, 2007.

There is no income tax for companies not carrying out business activities in the British Virgin Islands. Accordingly, the Company’s financial statements do not present any income tax provisions or credits related to the British Virgin Islands tax jurisdiction.

The provision for income tax for the periods as presented in these financial statements are summarized as follows:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Current	$1,789,267	$1,319,097	$3,470,586	$2,697,568
Deferred	(133,353)	-	(133,353)	-
	$1,655,914	$1,319,097	$3,337,233	$2,697,568

The Group has its principal operations in the PRC and is subject to a PRC Enterprise Income Tax rate of 25% in calendar years 2009 and 2008.

However, Shining, one of the PRC subsidiaries of the Group located in the Shanghai Jinqiao special economic zone, is awarded the status of “high technology” enterprise for the calendar year 2007 till 2011. Hence Shining enjoys a preferential income tax of 15%, which represents a tax concession of 10% in the year 2009 and 2008.

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

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Computed tax at the local PRC statutory rate (25%)	$(456,788)	$1,447,804	$1,405,479	$2,601,609
Non-deductible items	3,353,026	12,228	3,512,869	444,667
Non-taxable items	(5,751)	(624,686)	(180,810)	(727,669)
Effect of different tax rate in other jurisdiction	(886,274)	158,416	(881,233)	43,947
Valuation allowance	(66,546)	74,575	(1,226)	(126,376)
Tax concession	(828,644)	(299,134)	(1,595,377)	(626,129)
Surcharge at 0.05% per day on accrued taxes	546,891	549,894	1,077,531	1,087,519
Total provision for income at effective rate	$1,655,914	$1,319,097	$3,337,233	$2,697,568

Deferred tax assets were primarily raised from the tax losses carry forwards. As at September 30, 2009, one of the Company's PRC subsidiaries has incurred tax losses which can be carried forward to a maximum of 5 years of approximately US$1,952,300 (September 30, 2008: US$697,147).

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

8.           COMMITMENTS

(a)   Operating Leases

The Group leases office space, warehouse facilities and retail outlets under various operating leases, certain of which contain escalation clauses. Rental expenses under operating leases included in the statement of income were $967,516 and $1,225,432 for the quarters ended September 30, 2009 and 2008, respectively.

At September 30, 2009, the Group was obligated under operating leases requiring minimum rental as follows:

September 30, 2009
Payable within
1 year	$390,050
2 to 5 years	78,258
Thereafter	-
$468,308

(b)   Capital commitments

During the period ended September 30, 2009, GSL entered into the agreements with the contractors to construct a plant consisting bulk manufacturing facilities in the Shanghai Qingpu Industrial Park District. The amount of future payment is $4,012,378 which was contracted, but not provided for as of September 30, 2009.

(c) Purchase obligations

During the period ended September 30, 2009, Shining entered into the agreements with the suppliers to purchase raw materials and packing materials. The amount of future payment is $14,286,905 which was contracted, but not provided for as of September 30, 2009.

(d) Other obligations

During the period ended September 30, 2009, Shining entered into an agreement with an university to perform research and development. The amount of future payment is $938,880 which was contracted, but not provided for as of September 30, 2009.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

Net proceeds of the Note are being used to fund the construction of a 150-metric-ton-per-year manufacturing facility and for other capital expenditures.

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

On April 1, 2008, the Company adopted SFAS No.157, “Fair Value Measurements” (now known as ASC 820), (“ASC 820”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. On July 1, 2009, the Company implemented the previously-deferred provisions of ASC 820 for nonfinancial assets and liabilities recorded at fair value as required. The implementation did not have a material effect on the Company’s consolidated financial position or results of operations.

ASC 820 establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

As of September 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its derivative instruments related to its 2007 Notes. The fair value of the embedded derivatives was determined using the following inputs in accordance with ASC 820 at September 30, 2009:

	Fair Value Measurements
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Embedded derivatives - conversion right
As at September 30, 2009	$11,576,000	$-	$-	$11,576,000
As at March 31, 2009	$2,660,000	$-	$-	$2,660,000

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from March 31, 2009 to September 30, 2009:

	Derivative Liability - Conversion Rights
	2009	2008

Balance at March 31	$2,660,000	$5,752,000
Adjustment to fair value included in earnings	8,916,000	(665,000)
Balance at September 30	$11,576,000	$5,087,000

The embedded derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The estimated fair value of the embedded derivatives as of September 30, 2009 and March 31, 2009 was $11,576,000 and $2,660,000, respectively. The change in the fair value of the embedded derivatives amounted to $9,430,000 for the quarter ended September 30, 2009 and $3,092,000 for the year ended March 31, 2009 were charged to the consolidated statement of operation.

The fair value of the embedded derivatives was determined using the Binomal Model based on the following assumptions:

	September 30, 2009	March 31, 2009

Risk-free rate of return	0.40%	0.54%
Time to expiration	1.20 years	1.67 years
Volatility rate	88.38%	69.08%
Dividend yield	-	-

As at September 30, 2009 and March 31, 2009, the Note interest amounting to $4,017,678 and $2,718,791 was capitalized under construction in progress.

The capitalized debt discount under construction in progress was $4,607,527 and $3,117,946 as at September 30, 2009 and March 31, 2009 respectively.

10.         SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 16, 2009 the date the Company issued these financial statements.  Significant subsequent events are as follows:

On October 5, 2009, the Company closed an underwritten public offering of 4,600,000 shares of its common stock at a price of $15.00 per share. On October, 26, 2009, an additional 690,000 shares were sold pursuant to the exercise of an over-allotment option at the same price. Net proceeds of the offering, including the over-allotment, after deducting underwriting discounts, but excluding estimated offering expenses, were approximately $75.4 million. The Company expects to use the net proceeds from the offering for general corporate purposes, including expanding its retail operations, expanding its products, acquiring additional retail outlets and for general working capital purposes.

The offering was made pursuant to an underwriting agreement, dated September 29, 2009, by and between the Company and Roth Capital Partners, LLC, as sole manager and representative of the underwriters named therein. The offering of the Shares was registered under the Securities Act of 1933, as amended, pursuant to the Company’s shelf registration statement on Form S-3, as amended by Amendment No. 1 and Amendment No. 2 to Form S-3 (File No. 333-160519).

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

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the three months and six months ended September 30, 2009, approximately 78% of our sales revenue comprises amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days’ credits are given to the distributors.

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

The Company’s construction of its new production facility has been on schedule since the most recent year-end report. The company commenced trial production in October 2009. The trial phase should be completed in approximately three months, before the regular production starts. The cost of the new plant, which is expected to be approximately $27.5 million for the first phase, will be funded by cash received from the convertible promissory notes issued in December 2007 and internal sources of funds. In this regard, we have leased 36,075 square meters of land in the Shanghai Qingpu Industrial Park District, on which we are constructing the new bulk manufacturing facilities. The new plant will have an initial capacity of 150 tons per year with room for expansion to 300 tons per year.

As at September 30, 2009, we have entered into contracts with 20 customers for the food additives business. In this regard, we have created a number of formulations for testing by many potential future customers. We have established an array of business relationships with commercial customers located in Beijing, Qinghai, Shanghai cities, Jiangsu, Jiangxi, Shaanxi, Shandong and Zhejiang provinces. These growing companies are among the leaders in the baked foods, dairy and pharmaceutical industries. The Company’s existing manufacturing facility, with current annual manufacturing capacity of 12 metric tons of probiotics for use as bulk additives and capsules, will supply the initial orders for these customers. The need to create a large number of new products for potential customers is pushing the capacity of our current production facility. With the delay in the commissioning of the new plant from our earlier projections, we have been carefully managing the use of our production capacity and selectively increasing the price of our products to make sure that we strike a balance between achieving current and future sales.

As at September 30, 2009, we have opened 107 outlets in Shanghai and 12 other cities in China (as of September 30, 2008, we had 110 retail outlets). During the quarter ended on September 30, 2009, we put emphasis on the development of our new bulk additives line, in preparation for the commencement of the new plant. With the limited production capacity that we have in our existing production facility, management believes that it is prudent to slow the pace of opening new retail outlets so that we can focus on completing the new plant on time and signing on customers to take up the capacity of our new plant when it is up and running.

Results of Operations

Quarter Ended September 30, 2008 Compared with the Quarter Ended September 30, 2009

Our net loss was $3.48 million in the quarter ended September 30, 2009. This included $9.43 million deficit arising from the revaluation of the conversion feature embedded in the convertible notes issued in December 2007 as required by FAS133 (now known as ASC 816). Excluding this revaluation deficit, our net income was $5.95 million, which was 131.52% higher than our net income excluding revaluation surplus of $2.57 million for the quarter ended September 30, 2008. The increase of net income before the revaluation deficit, resulted from a combination of volume and price increases. Shining Essence continued to be our best selling product, accounting for 25.64% of our sales revenue in the quarter ended September 30, 2009 (38% in the quarter ended September 30, 2008).

Our results for the three months and six months ended September 30, 2009 and 2008 are summarized below:

	Three months ended September 30, 2009		Three months ended September 30, 2008
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$17,148,659	100.00%	$11,495,249	100.00%
Cost of sales	(4,980,623)	(29.04)%	(3,462,853)	(30.12)%
Gross profit	$12,168,036	70.96%	$8,032,396	69.88%
Operating expenses:
Selling expenses	$(2,733,234)	(15.94)%	$(2,813,563)	(24,48)%
General and administrative expenses	(1,937,218)	(11.30)%	(1,438,137)	(12.51)%
Other income	32,483	0.19%	39,859	0.35%
Total operating expenses	$(4,637,969)	(27.05)%	$(4,211,841)	(36.64)%
Income from operations	$7,530,067	43.91%	$3,820,555	33.24%
Other income and expenses:
Change in the fair value of embedded derivatives	$(9,430,000)	(54.99)%	$1,904,000	16.56%
Interest income	72,781	0.42%	66,662	0.58%
Total other (expenses)/ income	$(9,357,219)	(54.57)%	$1,970,662	17.14%
(Loss)/ income before taxes	$(1,827,152)	(10.65)%	$5,791,217	50.38%
Provision for income taxes	(1,655,914)	(9.66)%	(1,319,097)	(11.48)%

Net (Loss)/ income	$(3,483,066)	(20.31)%	$4,472,120	38.90%

	Six months ended September 30, 2009		Six months ended September 30, 2008
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$32,561,121	100.00%	$22,865,906	100.00%
Cost of sales	(9,479,296)	(29.11)%	(6,721,522)	(29.40)%
Gross profit	$23,081,825	70.89%	$16,144,384	70.60%
Operating expenses:
Selling expenses	$(5,080,826)	(15.60)%	$(5,183,422)	(22.67)%
General and administrative expenses	(3,671,883)	(11.28)%	(2,864,934)	(12.53)%
Other income	68,931	0.21%	1,492,362	6.53%
Total operating expenses	$(8,683,778)	(26.67)%	$(6,555,994)	(28.67)%
Income from operations	$14,398,047	44.22%	$9,588,390	41.93%
Other income and expenses:
Change in the fair value of embedded derivatives	$(8,916,000)	(27.38)%	$665,000	2.91%
Interest income	139,869	0.43%	153,048	0.67%
Total other (expenses)/ income	$(8,776,131)	(26.95)%	$818,048	3.58%
Income before taxes	$5,621,916	17.27%	$10,406,438	45.51%
Provision for income taxes	(3,337,233)	(10.25)%	(2,697,568)	(11.80)%

Net income	$2,284,683	7.02%	$7,708,870	33.71%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months and six months ended September 30, 2009 and 2008 comprised the following:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Invoiced value on sales	$18,208,310	$11,963,213	$34,672,435	$23,774,115
Less: sales discount	(940,627)	(393,086)	(1,727,696)	(758,576)
Less : sales tax	(119,024)	(74,878)	(383,618)	(149,633)
	$17,148,659	$11,495,249	$32,561,121	$22,865,906

Net sales of $17,148,659 for the quarter ended September 30, 2009 were 49.18% above the net sales of $11,495,249 for the quarter ended September 30, 2008. The increase was mainly because of an increase in overall sales volume arising from new product sales, particularly, bulk additives (offsetting decrease in sales volume of existing products), and increases in the sales price of selected products.

The contributions of each product as a percentage of the total value on sales for the three months and six months ended September 30, 2009 and 2008 are summarized below:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Shining Essence Capsules	25.64%	38.29%	26,26%	38.99%
Shining Signal Capsules	6.29%	9.14%	6,73%	9.74%
Shining Golden Shield Capsules	9.97%	13.60%	11.42%	13.82%
Shining Energy Capsules	7.90%	10.51%	8.39%	11.03%
Shining Essence Stomach Protection Capsules	4.81%	5.96%	5.24%	5.91%
Shining Probiotics Protein Powder	6.47%	3.52%	7.16%	3.66%
Other products	6.89%	6.80%	6.99%	6.35%
	67.97%	87.82%	72.19%	89.50%
Bulk additives	32.03%	12.18%	27.81%	10.50%
	100.00%	100.00%	100.00%	100.00%

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months and six months ended September 30, 2009 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended September 30,
	2009			2008
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	5%	(2)%	3%	8%	(1)%	7%
Shining Signal Capsules	9%	(3)%	6%	(27)%	14%	(17)%
Shining Golden Shield Capsules	14%	(1)%	13%	21%	3%	24%
Shining Energy Capsules	15%	0%	15%	19%	(2)%	17%
Shining Essence Stomach Protection Capsules	10%	12%	23%	82%	(30)%	28%
Shining Probiotics Protein Powder	324%	(33)%	184%	72%	1%	73%
Other products	56%	0%	56%	172%	(7)%	153%
Bulk additives	25%	43%	79%	100%	100%	100%

	Percentage increase (decrease) from the prior year
	Six months ended September 30,
	2009			2008
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Shining Essence Capsules	1%	(2)%	(1)%	(10)%	3%	(7)%
Shining Signal Capsules	1%	0%	1%	(27)%	11%	(19)%
Shining Golden Shield Capsules	16%	4%	21%	2%	15%	17%
Shining Energy Capsules	9%	2%	11%	-%	11%	11%
Shining Essence Stomach Protection Capsules	13%	14%	29%	98%	(26)%	47%
Shining Probiotics Protein Powder	327%	(33)%	186%	261%	-%	261%
Other products	61%	0%	61%	236%	(6)%	216%

Bulk additives	26%	39%	75%	100%	100%	100%

Cost of sales

Cost of sales for the three months ended September 30, 2009 was $4,980,623 compared with $3,462,853 for the three months ended September 30, 2008. Cost of sales for the six months ended September 30, 2009 was $9,479,296 compared with $6,721,522 for the six months ended September 30, 2008. The increase in cost of sales was primarily because of the overall sales volume increase.

Unit volume and unit costs comparatives for the three months and six months ended September 30, 2009 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended September 30,
	2009			2008
	Unit volume	Unit costs	Overal increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	5%	0%	5%	8%	19%	28%
Shining Signal Capsules	9%	3%	12%	(27)%	15%	(16)%
Shining Golden Shield Capsules	14%	0%	14%	21%	(2)%	18%
Shining Energy Capsules	15%	0%	15%	19%	13%	34%
Shining Essence Stomach Protection Capsules	10%	(1)%	9%	82%	(35)%	18%
Shining Probiotics Protein Powder	324%	(18)%	248%	72%	49%	156%
Other products	56%	20%	87%	172%	19%	224%
Bulk additives	25%	50%	87%	100%	100%	100%

	Percentage increase (decrease) from the prior year
	Six months ended September 30,
	2009			2008
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Shining Essence Capsules	1%	4%	5%	(10)%	19%	7%
Shining Signal Capsules	1%	5%	6%	(27)%	13%	(17)%
Shining Golden Shield Capsules	16%	2%	18%	2%	5%	7%
Shining Energy Capsules	9%	3%	12%	-%	27%	27%
Shining Essence Stomach Protection Capsules	13%	3%	16%	98%	(31)%	37%
Shining Probiotics Protein Powder	327%	(10)%	284%	261%	35%	387%
Other products	61%	29%	108%	236%	3%	246%
Bulk additives	26%	64%	107%	100%	100%	100%

Gross profit

Gross profit for the three months ended September 30, 2009 was $12,168,036 compared with $8,032,396 for the three months ended September 30, 2008. Gross profit for the six months ended September 30, 2009 was $23,081,825 compared with $16,144,384 for the six months ended September 30, 2008. The increase in gross profit was primarily due to an increase in overall sales volume.

The average gross profit percentage for all of our products for the three months and six months ended September 30, 2009 and 2008 are summarized below:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Average for all products	71%	70%	71%	71%

Gross profit margin slightly increased from 69.88% in the quarter ended September 30, 2008 to 70.96% this quarter as a result of increase in sales prices. The 70.96% gross profit margin remains solidly above our full year projection of 70%.

Selling expenses

Selling expenses were $2,733,234 or 15.94% of net sales for the three months ended September 30, 2009 compared with $2,813,563 or 24.48%  of net sales for the three months ended September 30, 2008. Selling expenses for the six months ended September 30, 2009 were $5,080,826 or 15.60% of net sales compared with $5,183,422 or 22.67% for the six months ended September 30, 2008. The operating costs of the retail outlets are included as selling expenses. With the closing of three retail outlet during the quarter, selling expenses slightly decreased. As of September 30, 2009, we had a total of 107 retail outlets in operation compared with 110 outlets as of September 30, 2008.

General and administrative expenses

General and administrative expenses were $1,937,218 or 11.30% of net sales for the three months ended September 30, 2009 compared with $1,438,137 or 12.51% of net sales for the three months ended September 30, 2008. General and administrative expenses for the six months ended September 30, 2009 were $3,671,883 or 11.28% of net sales compared with $2,864,934 or 12.53% for the six months ended September 30, 2008.The increase of general and administrative expenses was primarily due to the increase of legal and professional fees for preparation of underwritten offering. As of September 30, 2009, we had a total of 415 employees, compared with 339 as of September 30, 2008.

Provision for income taxes

Provision for income taxes was $1.66 million and $1.32 million for the three months ended September 30, 2009 and 2008, respectively. Excluding the $9.43 million deficits on revaluation of the convertible note, income before taxes was $7.60 million for the three months ended September 30, 2009 compared with $3.89 million for the three months ended September 30, 2008. The increase in income tax payable is attributable to an increase in operating profit.

Segment reporting

We have adopted the “products” approach for segment reporting. For the three months and six months ended September 30, 2009 and 2008, we had only one reporting segment—the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Liquidity and Capital Resources

We had cash of $79.44 million and working capital of $64.67 million as of September 30, 2009. Cash generated from operations was $10.29 million in the six months ended September 30, 2009 and $12.10 million in the six months ended September 30, 2008.

We had capital expenditures totaling $1.99 million in the six months ended September 30, 2009, mainly in connection with the construction of the new plant. We spent $11.66 million on fixed assets in the six months ended September 30, 2008.

Our current facility commenced operations in 2000. With the increases in sales volume in the last couple of years, we are reaching our production capacity. We are constructing a new plant with an overall project size of $45.5 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $27.50 million, $25 million of which is expected to be paid by the end of calendar year 2009 and the balance by the end of first quarter of calendar year 2010. The second phase of this project will commence by the end of the calendar year.

We did not have any changes related to financing activities for the six months ended September 30, 2009. On December 11, 2007, we issued a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010. The principal amount of the Note is convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date. If the Note is not converted at maturity, we will redeem the Note at a price that gives a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into common stock if the Group achieve a net income of $60 million in fiscal year 2010. Net proceeds of the Note are being used to fund the construction of a proposed 150-metric-ton-per-year manufacturing facility and for other capital expenditures.

On October 5, 2009, the Company closed an underwritten public offering of 4,600,000 shares of its common stock at a price of $15.00 per share. On October, 26, 2009, an additional 690,000 shares were sold pursuant to the exercise of an over-allotment option at the same price. Net proceeds of the offering, including the over-allotment, after deducting underwriting discounts, but excluding estimated offering expenses, were approximately $75.4 million. The Company expects to use the net proceeds from the offering for general corporate purposes, including expanding its retail operations, expanding its products, acquiring additional retail outlets and for general working capital purposes.

The offering was made pursuant to an underwriting agreement, dated September 29, 2009, by and between the Company and Roth Capital Partners, LLC, as sole manager and representative of the underwriters named therein. The offering of the Shares was registered under the Securities Act of 1933, as amended, pursuant to the Company’s shelf registration statement on Form S-3, as amended by Amendment No. 1 and Amendment No. 2 to Form S-3 (File No. 333-160519).

Inflation

During the quarter ended September 30, 2009, there were small increases in pulp and paper costs. However, overall we believe that inflation did not have a significant impact on our results of operations for the quarter.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations and commercial commitments over various future periods as of September 30, 2009.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations(1)	$4,012,378	$4,012,378	-	-	-
Operating Lease Obligations(1)	$468,308	$390,050	78,258	-	-
Purchase Obligations(2)	$14,286,905	$14,286,905	-	-	-
Long-term loan(3)	$25,000,000	-	$25,000,000	-	-
Others	$938,880	$616,140	$322,740	-	-
Total	$44,706,471	$19,305,473	$25,400,998	-	-

(1) See Note 8 to our consolidated financial statements in this Quarterly Report.
(2) Estimated contractual purchases with suppliers as of September 30, 2009.
(3) See Note 9 to our consolidated financial statements in this Quarterly Report.

Research and Development Expenditures

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research to develop products that address specific health problems using our core technology and Chinese medicine to create genetically engineered drugs and drug delivery solutions and expand our product line. We incurred research and development costs of approximately $713,940 and $765,816  in the three months ended September 30, 2009 and September 30, 2008, respectively.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2009, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months and six months ended September 30, 2009 and 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We have not experienced situations causing us to cast doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful account has always been zero. We had trade receivables totaling $17,111,551 as of September 30, 2009, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form 10-Q and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to PRC tax regulations, our overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of overdue tax liabilities, which amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of September 30, 2008 and 2009. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48 (now known as ASC 740), the Group has reserved for the surcharges payable for this reporting period. We consider it is more likely than not that the associated penalty will not need to be paid.

Embedded derivatives

On December 11, 2007, the Company issued a 4% Senior Convertible Promissory Note in an amount of $25,000,000 (the “Note”) which is due on December 11, 2010. Pursuant to SFAS No. 133 (now known as ASC 816) “Accounting For Derivatives Instruments And Hedging Activities” and EITF Issue No. 00-19 (now known as ASC 815) “Accounting For Derivatives Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock”, the Company bifurcates the conversion options with a mandatory conversion feature (“embedded derivatives”) from the Note as the embedded derivatives are determined to be not clearly and closely related to the host contract. The embedded derivatives are recorded at fair value, mark-to-market at each reporting period, and are carried on a separate line in the balance sheet.

Recent Accounting Pronouncements

See Note 1 of the September 30, 2009 Interim Financial Statements. Other new pronouncements issued but not yet effective until after September 30, 2009 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

Number	Exhibit
10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Amendment No. 2 to Form SB-2 filed on November 13, 2006).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.14 to China-Biotics, Inc.’s Amendment No. 2 to Form SB-2 filed on November 13, 2006).

10.15	Investment Agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc’s Form 8-K filed on December 12, 2007).

10.16	Registration Rights Agreement dated December 11, 2007 (incorporation by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K on December 12, 2007).

10.17	4% Senior Convertible Promissory Note dated December 11, 2007 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.18	Guaranty by Song Jinan in favor of Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.19	Pledge Agreement between Song Jinan and Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.20	Form of Purchase Agreement dated January 21, 2009 (incorporated by reference to Exhibit 10.15 to China-Biotics, Inc.’s Form 10-Q filed on February 13, 2009).

10.21	Form of Purchase Agreement dated May 19, 2009 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on May 20, 2009).

10.22	Share Charge dated September 21, 2009 (effective as of January 24, 2008).*

10.23	Underwriting Agreement dated September 29, 2009 (incorporated by reference to Exhibit 1.1 to China-Biotics, Inc.’s Form 8-K filed on September 30, 2009).

Number	Exhibit
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to China-Biotics, Inc.’s Form SB-2 filed on March 24, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith

* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA-BIOTICS, INC.
(Registrant)

/s/ Song Jinan
Date: November 16, 2009	Song Jinan
Chief Executive Officer