Form 10-Q
period 2009-12-31
CHINA-BIOTICS, INC
filed 2010-02-11
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
Yes  ☐ No ☑

As of February 11, 2010, 22,370,000 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	December 31, 2009	March 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$151,078,604	$70,824,041
Accounts receivable	22,779,039	14,428,382
Other receivables	766,385	6,493
Inventories	1,204,149	563,853
Amount due from a director	2,374,172	-
Prepayment	5,169,721	1,547,582
Total current assets	$183,372,070	$87,370,351
Property, plant and equipment and land use right	39,021,467	33,079,839
Deferred tax assets	298,833	354,157
Total assets	$222,692,370	$120,804,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,004,849	$2,909,898
Tax payables	29,006,801	25,528,447
Other payables and accruals	1,555,535	1,517,753
Amount due to a director	-	2,380,007
Total current liabilities	$36,567,185	$32,336,105
Non-current liabilities
Convertible note, net of discount of $3,704,118 and $6,000,054 as of December 31, 2009 and March 31, 2009 respectively	$21,295,882	$18,999,946
Embedded derivatives	8,908,000	2,660,000
Interest payable	2,660,533	1,411,942
Total non-current liabilities	$32,864,415	$23,071,888
Commitments and contingencies
Stockholders’ equity:
Common stock (par value of $0.0001, 100,000,000 shares authorized, 41,461,004 shares issued and 17,080,000 outstanding as of March 31, 2009 and 46,751,004 shares issued and 22,370,000 outstanding as of December 31, 2009)	$4,675	$4,146
Additional paid-in capital	82,769,074	7,863,031
Retained earnings	62,557,798	49,794,033
Treasury stock at cost (24,381,004 shares)	(2,438)	(2,438)
Accumulated other comprehensive income	4,905,867	4,711,788
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders’ equity	$153,260,770	$65,396,354
Total liabilities and stockholders’ equity	$222,692,370	$120,804,347

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Net sales	$23,294,321	$15,810,111	$55,855,442	$38,676,017
Cost of sales	(6,780,161)	(4,583,371)	(16,259,457)	(11,304,893)
Gross profit	$16,514,160	$11,226,740	$39,595,985	$27,371,124
Operating expenses:
Selling expenses	$(4,140,738)	$(3,330,668)	$(9,221,564)	$(8,514,090)
General and administrative expenses	(2,260,344)	(1,353,561)	(5,932,227)	(4,218,494)
Other income	3,179	-	72,110	1,492,361
Other expense	-	(42,719)	-	(42,719)
Total operating expenses	$(6,397,903)	$(4,726,948)	$(15,081,681)	$(11,282,942)
Income from operations	$10,116,257	$6,499,792	$24,514,304	$16,088,182
Other income and expenses:
Changes in the fair value of embedded derivatives	$2,668,000	$1,408,000	$(6,248,000)	$2,073,000
Interest income	74,438	60,442	214,307	213,490

Total other income / (expense)	$2,742,438	$1,468,442	$(6,033,693)	$2,286,490
Income before taxes	$12,858,695	$7,968,235	$18,480,611	$18,374,673
Provision for income taxes	(2,379,613)	(2,299,348)	(5,716,846)	(4,996,916)
Net income	$10,479,082	$5,668,887	$12,763,765	$13,377,757

Earnings per share:
Basic	$0.48	$0.33	$0.68	$0.78
Diluted	$0.32	$0.22	$0.68	$0.59

Weighted average shares outstanding
Basic	21,978,242	17,080,000	18,706,788	17,080,000
Diluted	24,061,575	19,163,333	18,706,788	19,163,333

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts expressed in US Dollars)

	Common Stock					Accumulated	Capital &
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Comprehensive Income	Statutory Reserves	Total
Balance-March 31, 2009	41,461,004	4,146	7,863,031	49,794,033	(2,438)	4,711,788	3,025,794	65,396,354
Issuance of share capital	5,290,000	529	74,906,043					74,906,572
Comprehensive income:
Net income				12,763,765				12,763,765
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0						194,079		194,079
Total comprehensive income
Balance- December 31, 2009	46,751,004	4,675	82,769,074	62,557,798	(2,438)	4,905,867	3,025,794	153,260,770

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Nine months ended December 31,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$12,763,702	$13,377,757
Adjustment for:
Changes in the fair value of embedded derivatives	6,248,000	(2,073,000)
Loss on disposal of plant and equipment	-	30,022
Change in deferred tax	55,849	500,000
Depreciation	1,423,239	1,298,953
(Increase) in accounts receivable	(8,298,996)	(792,146)
Decrease in others receivable	267,246	214,989
(Increase) in inventories	(630,946)	(841,095)
(Increase)/Decrease in prepayments	(4,489,544)	1,080
Increase in accounts payable	3,069,677	1,926,337
(Decrease)/Increase in other payables and accruals	(716,386)	957,512
Increase in tax payables	3,430,453	2,486,572
NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,122,357	$17,086,981
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	$(3,183,483)	$(15,953,064)
NET CASH USED IN INVESTING ACTIVITIES	$(3,183,483)	$(15,953,064)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance to a director	3,113,900	-
Repayment on advance from a director	(7,908,948)	-
Proceed from issuance of share capital	74,906,572	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$70,111,524	$-
Effect of exchange rate changes on cash	204,165	979,753
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$80,254,563	$2,113,670
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	70,824,041	64,310,448
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$151,078,604	$66,424,118

Supplemental disclosure cash flow information:
Interest paid	1,005,859	808,219
Income tax paid	3,539,063	2,010,345

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION AND PRINCIPALS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2009. There have been no material changes in the significant accounting policies followed by us during the three and nine months ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued Codification Accounting Standards Update No. 2010-06 (ASU No. 2010-06), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3.  This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosure is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU No. 2010-06 new disclosures and clarification of existing disclosure did not have a material impact on our consolidated financial statements. The Company is currently accessing the impact, if any, of ASU No. 2010-06 disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact to the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles”, which is codified as ASC 105 (“ASC 105”) ASC 105 establishes the “FASB Accounting Standards Codification ” ( “Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted ASC 105 for the quarter ending September 30, 2009. The adoption of this Statement will not impact the results of operations or financial position, as it only required disclosures. Beginning with this Quarterly Report on Form 10-Q for September 30, 2009 and in all filings thereafter, references to Financial Accounting Standards that have been codified in the FASB Accounting Standards Codification have been replaced with references to the appropriate guidance in the Codification.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009		2008
Earnings per share - Basic
Income for the period	$10,479,082	$5,668,887		$12,763,765	$13,377,757
Basic average common stock outstanding	21,978,242	17,080,000		18,706,788	17,080,000
Earnings per share	$0.48	$0.33		$0.68	$0.78

Earnings per share - Diluted
Income for the period	$10,479,082	$5,668,887		$12,763,765	$13,377,757
Change in fair value of embedded derivatives	(2,668,000)	(1,408,000)		-	(2,073,000)
	$7,811,019	$4,260,887		$12,763,765	$11,304,757
Basic average common stock outstanding	21,978,242	17,080,000		18,706,788	17,080,000
Diluted effect from embedded derivatives	2,083,333	2,083,333		-	2,083,333
Diluted average common stock	24,061,575	19,163,333		18,706,788	19,163,333
Net earnings per share	$0.32	$0.22	$	*0.68	$0.59

*  the effect of embedded derivatives was not included for the computation of diluted earnings per share for the 9-month period end as the inclusion would be anti-dilutive.

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

As of December 31, 2009 and March 31, 2009, the Group had cash deposits of $81.8 million out of $151.1 million and $61.3 million out of $70.8 million respectively placed in one bank in the PRC where there are currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months and nine months ended December 31, 2009 and 2008, all of the Group’s sales arose in the PRC. In addition, all accounts receivable as at December 31, 2009 also arose in the PRC.

(c)           Concentration of Customers

A substantial percentage of the Group's sales are made to a small number of customers. During the three months ended December 31, 2009 and 2008, the following customers accounted for more than 10% of total gross sales:

	Percentage of Gross Sales Three Months ended December 31,		Percentage of Gross Sales Nine Months ended December 31,		Percentage of Accounts Receivable as at
	2009	2008	2009	2008	December 31, 2009	March 31, 2009

Customer A	12%	-	14%	-	16%	*-
Customer B	*	10%	*	12%	*	*
* less than 10%

4.	ACCOUNTS RECEIVABLE

The Group’s accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

	December 31, 2009	March 31, 2009

Trade receivables	$22,896,981	$14,428,382
Less : Allowances for doubtful debt	(117,942)	-
	$22,779,039	$14,428,382

5.	INVENTORIES

The Group’s inventories as of the balance sheet date as presented in these financial statements are summarized as follows:

	December 31, 2009	March 31, 2009

Raw materials	$713,303	$343,011
Work-in-progress	131,665	143,966
Finished goods	359,181	76,876
	$1,204,149	$563,853

6.	AMOUNT DUE FROM/TO A DIRECTOR

As of December 31, 2009, the amount due from a director, Mr. Song Jinan, represented advances to him for the business interest of the Company. The amount was unsecured, interest-free and will be returned to the Company on the expiration of the business interest or in no case later than March 31, 2010.

As of March 31, 2009, the amount due to a director, Mr. Song Jinan, represented temporary advances to the Company which was unsecured, interest-free and repayable on demand.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

7.	PROPERTY, PLANT AND EQUIPMENT AND LAND USE RIGHT

The Group’s property, plant and equipment and land use right as of the balance sheet date as presented in these financial statements are summarized as follows:

	December 31, 2009	March 31, 2009

Land use right	$1,881,208	$1,878,643
Plant and machinery	7,521,660	7,510,635
Office equipment	3,578,447	3,565,390
Motor vehicles	246,325	245,989
Leasehold improvements	2,932,937	2,422,575
	16,160,577	15,623,232
Less: Accumulated depreciation	$(7,901,641)	$(6,460,354)
	8,258,936	9,162,878
Construction in progress	$30,762,531	$23,916,961
	$39,021,467	$33,079,839

Depreciation and amortization expenses were $485,838 and $435,916 for three months ended December 31, 2009 and 2008 respectively, and $1,433,087 and $1,303,414 for nine months ended December 31, 2009 and 2008 respectively.

8.	TAX PAYABLES

The Group’s tax payables as of the balance sheet date as presented in these financial statements are summarized as follows:

	December 31, 2009	March 31, 2009

Value added tax and other taxes	$7,271,497	$5,949,853
Income tax	4,618,606	4,120,961
Surcharge	13,167,431	11,513,750
Dividends withholding tax	3,949,267	3,943,883
	$29,006,801	$25,528,447

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The income/(loss) generated in the United States, the British Virgin Islands and the PRC before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Income/ (loss) in the United States before income taxes	$2,392,661	$1,248,530	$(7,398,814)	$1,736,831
(Loss)/income in the British Virgin Islands before income taxes	(33,794)	(16,536)	(45,662)	451,382
Income in the PRC before income taxes	10,499,828	6,736,241	25,925,087	16,186,460
	$12,858,695	$7,968,235	$18,480,611	$18,374,673

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

The provision for income tax for the periods as presented in these financial statements are summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Current	$2,190,412	$1,799,348	$5,660,998	$4,496,916
Deferred	189,201	500,000	55,848	500,000
	$2,379,613	$2,299,348	$5,716,846	$4,996,916

The Group has its principal operations in the PRC and is subject to a PRC Enterprise Income Tax rate of 25% in calendar years 2009 and 2008.

However, Shining, one of the PRC subsidiaries of the Group located in the Shanghai Jinqiao special economic zone, is obtained the high technology status enterprise for the calendar year 2007 till 2011. Hence Shining is entitled to a preferential income tax of 15%, which represents a tax concession of 10% in the year 2009 and 2008.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

Another newly set up PRC subsidiary of the Group, GBS, is located in Qingpu, will have the same business and operation as Shining but with a larger production scale, obtained the formal approval in which GBS is entitled to fully exempted from PRC Enterprise Income Tax for two years starting from calendar year 2008, followed by 50% tax exemption for the next three calendar years, period from 2010 to 2012. There is no financial effect from the tax holiday as GBS did not generate any assessable profit in 2009 and 2008.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Computed tax at the local PRC statutory rate (25%)	$3,214,674	$1,992,058	$4,620,153	$4,593,667
Non-deductible items	102,064	41,976	3,539,667	486,643
Non-taxable items	(907,119)	(462,342)	(1,087,929)	(1,390,962)
Effect of different tax rate in other jurisdiction	215,339	112,368	(665,894)	156,315
Valuation allowance	-	64,185	90,434	138,760
Tax concession	(1,093,810)	(489,509)	(2,689,187)	(1,115,638)
Surcharge at 0.05% per day on accrued taxes	549,696	540,612	1,627,227	1,628,131
Under-provision in respect of prior periods	298,770	-	298,770	-
Total provision for income at effective rate	2,379,613	1,799,348	5,716,846	4,496,916
Temporary difference associated with investments in subsidiary	-	500,000	-	500,000
	$2,379,613	$2,299,348	$5,716,846	$4,996,916

Deferred tax assets arose primarily from the tax losses carry forwards. As at December 31, 2009, one of the Company's PRC subsidiaries has incurred tax losses which can be carried forward to a maximum of 5 years of approximately US$2,305,784 (December 31, 2008: US$953,881).

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

9.	COMMITMENTS

(a)   Operating Leases

The Group leases office space, warehouse facilities and retail outlets under various operating leases, certain of which contain escalation clauses. Rental expenses under operating leases included in the statement of income were $955,377 and $996,617 for the quarters ended December 31, 2009 and 2008, respectively.

At December 31, 2009, the Group was obligated under operating leases requiring minimum rental as follows:

December 31, 2009
Payable within
1 year	$397,019
2 to 5 years	59,644
Thereafter	-
$456,663

(b)   Capital commitments

During the period ended December 31, 2009, GSL entered into the agreements with the contractors to construct a plant consisting bulk manufacturing facilities in the Shanghai Qingpu Industrial Park District. The amount of future payment is $8,465,032 which was contracted, but not provided for as of December 31, 2009.

(c) Purchase obligations

During the period ended December 31, 2009, Shining entered into the agreements with the suppliers to purchase raw materials and packing materials. The amount of future payment is $10,306,651 which was contracted, but not provided for as of December 31, 2009.

(d) Other obligations

During the period ended December 31, 2009, Shining entered into an agreement with an university to perform research and development. The amount of future payment is $938,880 which was contracted, but not provided for as of December 31, 2009.

10.	CONVERTIBLE NOTES

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

As of December 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its derivative instruments related to its 2007 Notes. The fair value of the embedded derivatives was determined using the following inputs in accordance with ASC 820 at December 31, 2009:

	Fair Value Measurements
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Embedded derivatives - conversion right
As at December 31, 2009	$8,908,000	$-	$-	$8,908,000
As at March 31, 2009	$2,660,000	$-	$-	$2,660,000

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from March 31, 2009 to December 31, 2009:

	Derivative Liability - Conversion Rights
	2009	2008

Balance at March 31	$2,660,000	$5,752,000
Adjustment to fair value included in earnings	6,248,000	(2,073,000)
Balance at December 31	$8,908,000	$3,679,000

The embedded derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The estimated fair value of the embedded derivatives as of December 31, 2009 and March 31, 2009 was $8,908,000 and $2,660,000, respectively. The change in the fair value of the embedded derivatives amounted to $2,668,000 for the quarter ended December 31, 2009 and $3,092,000 for the year ended March 31, 2009 were charged to the consolidated statement of operation.

The fair value of the embedded derivatives was determined using the Binomal Model based on the following assumptions:

	December 31, 2009	March 31, 2009

Risk-free rate of return	0.47%	0.54%
Time to expiration	0.95 years	1.67 years
Volatility rate	91.35%	69.08%
Dividend yield	-	-

As at December 31, 2009 and March 31, 2009, the Note interest amounting to $4,720,805 and $2,718,791 was capitalized under construction in progress.

The capitalized debt discount under construction in progress was $5,413,882 and $3,117,946 as at December 31, 2009 and March 31, 2009 respectively.

11.	PUBLIC OFFERING

On October 5, 2009, the Company closed an underwritten public offering of 4,600,000 shares of its common stock at a price of $15.00 per share. On October, 26, 2009, an additional 690,000 shares were sold pursuant to the exercise of an over-allotment option at the same price. Net proceeds of the offering, including the over-allotment, after deducting underwriting discounts, and offering expenses, were approximately $74.9 million. The Company expects to use the net proceeds from the offering for general corporate purposes, including expanding its retail operations, expanding its products, acquiring additional retail outlets, funding Phase 2 of our bulk manufacturing facility, and for general working capital purposes.

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

12.	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date (December 31, 2009) through the issue date of this Form 10-Q (February  11 , 2010) and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

The products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the three months and nine months ended December 31, 2009, approximately 84% and 84% respectively of our sales revenue comprises amounts receivable for the sale of these products. Typically, 60 to 90 days’ credits are given to the distributors.

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

The Company’s construction of its new production facility has been on schedule since the most recent year-end report. The company commenced trial production in October 2009. The cost of the new plant, which was approximately $27.5 million for the first phase, is being funded by cash received from the convertible promissory notes issued in December 2007 and internal sources of funds. Phase 2 of this project, which commenced in December 2009, is expected to cost $18 million and is being funded by the proceeds of our underwritten public offering in October 2009. In this regard, we have leased 36,075 square meters of land in the Shanghai Qingpu Industrial Park District, on which we are constructing the new bulk manufacturing facilities. The plant will have an initial capacity of 150 tons per year with room for expansion to 300 tons per year.

As at December 31, 2009, we have entered into contracts with 24 customers for the food additives business. In this regard, we have created a number of formulations for testing by many potential future customers. We have established an array of business relationships with commercial customers located in some major cities including Beijing and Shanghai, and several provinces including Jiangsu, Jiangxi and so on. These growing companies are among the leaders in the baked foods, dairy and pharmaceutical industries. The Company’s existing manufacturing facility, with current annual manufacturing capacity of 12 metric tons of probiotics for use as bulk additives and capsules, will supply the initial orders for these customers. The need to create a large number of new products for potential customers is pushing the capacity of our current production facility. With the delay in the commissioning of the new plant from our earlier projections, we have been carefully managing the use of our production capacity and adjusting our products mix to make sure that we strike a balance between achieving current and future sales.

As at December 31, 2009, we have opened 111 outlets in Shanghai and 12 other cities in China (as of December 31, 2008, we had 107 retail outlets). During the quarter ended on December 31, 2009, we put emphasis on the development of our new bulk additives line, in preparation for the commencement of the new plant. With the limited production capacity that we have in our existing production facility, management believes that it is prudent to slow the pace of opening new retail outlets so that we can focus on completing the new plant on time and signing on customers to take up the capacity of our new plant when it is up and running.

Results of Operations

Quarter Ended December 31, 2008 Compared with the Quarter Ended December 31, 2009

Our net profit was $10.48 million in the quarter ended December 31, 2009. This included $2.67 million surplus arising from the revaluation of the conversion feature embedded in the convertible notes issued in December 2007 as required by FAS133 (now known as ASC 816). Excluding this revaluation surplus, our net income was $7.81 million, which was 83.3% higher than our net income excluding revaluation surplus of $4.26 million for the quarter ended December 31, 2008. The increase of net income before the revaluation surplus, resulted from a combination of volume and price increases. Shining Essence continued to be our best selling product, accounting for 31.2% of our sales revenue in the quarter ended December 31, 2009 (41.6% in the quarter ended December 31, 2008).

Our results for the three months and nine months ended December 31, 2009 and 2008 are summarized below:

	Three months ended December 31, 2009		Three months ended December 31, 2008
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$23,294,321	100.00%	$15,810,111	100.00%
Cost of sales	(6,780,161)	(29.11)%	(4,583,371)	(28.99)%
Gross profit	$16,514,160	70 .89%	$11,226,740	71.01%
Operating expenses:
Selling expenses	$(4,140,738)	(17.78)%	$(3,330,668)	(21.07)%
General and administrative expenses	(2,260,344)	(9.70)%	(1,353,561)	(8.56)%
Other income	3,179	0.01%	-	0.00%
Other expense	-	0.00%	(42,719)	(0.27)%
Total operating expenses	$(6,397,903)	(27.47)%	$(4,726,948)	(29.90)%
Income from operations	$10,116,257	43.43%	$6,499,792	41.11%
Other income and expenses:
Change in the fair value of embedded derivatives	$2,668,000	11.45%	$1,408,000	8.91%
Interest income	74,438	0.32%	60,442	0.38%
Total other (expenses)/ income	$2,742,438	11.77%	$1,468,442	9.29%
Income before taxes	$12,858,695	55.20%	$7,968,235	50.40%
Provision for income taxes	(2,379,613)	(10.22)%	(2,299,348)	(14.54)%

Net (Loss)/ income	$10,479,082	44.99%	$5,668,887	35.86%

	Nine months ended December 31, 2009		Nine months ended December 31, 2008
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$55,855,442	100.00%	$38,676,017	100.00%
Cost of sales	(16,259,457)	(29.11)%	(11,304,893)	(29.23)%
Gross profit	$39,595,985	70.89%	$27,371,124	70.77%
Operating expenses:
Selling expenses	$(9,221,564)	(16.51)%	$(8,514,090)	(22.01)%
General and administrative expenses	(5,932,227)	(10.62)%	(4,218,494)	(10.91)%
Other income	72,110	0.13%	1,492,362	3.86%
Other expense	-	0.00%	(42,719)	(0.11)%
Total operating expenses	$(15,081,681)	(27.00)%	$(11,282,942)	(29.17)%
Income from operations	$24,514,304	43.89%	$16,088,182	41.60%
Other income and expenses:
Change in the fair value of embedded derivatives	$(6,248,000)	(11.19)%	$2,073,000	5.36%
Interest income	214,307	0.38%	213,490	0.55%
Total other (expenses)/ income	$(6,033,693)	(10.81)%	$2,286,490	5.91%
Income before taxes	$18,480,611	33.08%	$18,374,673	47.51%
Provision for income taxes	(5,716,846)	(10.24)%	(4,996,916)	(12.92)%

Net income	$12,763,763	22.84%	$13,377,757	34.59%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months and nine months ended December 31, 2009 and 2008 comprised the following:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Invoiced value on sales	$24,668,040	$16,444,448	$59,340,475	$40,218,563
Less: sales discount	(1,216,044)	(539,424)	(2,943,740)	(1,298,000)
Less : sales tax	(157,675)	(94,913)	(541,293)	(244,546)
	$23,294,321	$15,810,111	$55,855,442	$38,676,017

Net sales of $23,294,321 for the quarter ended December 31, 2009 were 47.34% above the net sales of $15,810,111 for the quarter ended December 31, 2008. The increase was mainly because of an increase in overall sales volume arising from new product sales, particularly, bulk additives (offsetting decrease in sales volume of existing products), and adjustment of product mix.

The contributions of each product as a percentage of the total value on sales for the three months and nine months ended December 31, 2009 and 2008 are summarized below:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Retails	74.5%	92.9%	73.2%	90.9%
Bulk additives	25.5%	7.1%	26.8%	9.1%
	100.0%	100.0%	100.0%	100.0%

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months and nine months ended December 31, 2009 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended December 31,
	2009			2008
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Retails	18%	12%	32%	2%	13%	15%
Bulk additives	713%	(66)%	176%	620%	0%	620%

	Percentage increase (decrease) from the prior year
	Nine months ended December 31,
	2009			2008
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume		Selling prices	Overall increase / (decrease)
Retails	12%	5%	35%	(4	) %	15%	11%
Bulk additives	583%	(70)%	105%	2174%		0%	2174%

Cost of sales

Cost of sales for the three months ended December 31, 2009 was $6,780,161 compared with $4,583,371 for the three months ended December 31, 2008. Cost of sales for the nine months ended December 31, 2009 was $16,259,457 compared with $11,304,893 for the nine months ended December 31, 2008. The increase in cost of sales was primarily because of the overall sales volume increase.

Unit volume and unit costs comparatives for the three months and nine months ended December 31, 2009 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended December 31,
	2009			2008
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Retails	18%	(1)%	16%	2%	17%	20%
Bulk additives	713%	(68)%	160%	620%	21%	771%

	Percentage increase (decrease) from the prior year
	Nine months ended December 31,
	2009			2008
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Retails	12%	(7)%	19%	(4)%	18%	14%
Bulk additives	583%	(67)%	125%	2174%	2%	2219%

Gross profit

Gross profit for the three months ended December 31, 2009 was $16,514,160 compared with $11,226,740 for the three months ended December 31, 2008. Gross profit for the nine months ended December 31, 2009 was $39,595,985 compared with $27,371,124 for the nine months ended December 31, 2008. The increase in gross profit was primarily due to an increase in overall sales volume.

The average gross profit percentage for all of our products for the three months and nine months ended December 31, 2009 and 2008 are summarized below:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Average for all products	71%	71%	71%	71%

The 71 % gross profit margin remains solidly above our full year projection of 70%.

Selling expenses

Selling expenses were $4,140,738 or 17.62% of net sales for the three months ended December 31, 2009 compared with $3,330,668 or 21.1% of net sales for the three months ended December 31, 2008. Selling expenses for the nine months ended December 31, 2009 were $9,221,564 or 16.45% of net sales compared with $8,514,090 or 22.01% for the nine months ended December 31, 2008. The operating costs of the retail outlets are included as selling expenses. With the opening of four retail outlets during the quarter, selling expenses increased. As of December 31, 2009, we had a total of 111 retail outlets in operation compared with 107 outlets as of December 31, 2008.

General and administrative expenses

General and administrative expenses were $2,260,344 or 9.70% of net sales for the three months ended December 31, 2009 compared with $1,353,561 or 8.56% of net sales for the three months ended December 31, 2008. General and administrative expenses for the nine months ended December 31, 2009 were $5,932,227 or 10.62% of net sales compared with $4,218,494 or 10.91% for the nine months ended December 31, 2008. The increase of general and administrative expenses was primarily due to the increase of legal and professional fees, research fee and staff costs. As of December 31, 2009, we had a total of 497 employees, compared with 339 as of December 31, 2008. Research and development expenses were $894,101 or 3.84% of net sales for the three months ended December 31, 2009 compared with $740,175 or 4.68% of net sales for the three months ended December 31, 2008. Research and development expenses for the nine months ended December 31, 2009 were $2,282,410 or 4.09% of net sales compared with $2,215,909 or 5.73% of net sales for the nine months ended December 31, 2008. The increase of research and development expenses was primarily due to develop the products of bulk additives in difference sectors.

Provision for income taxes

Provision for income taxes was $2.4 million and $2.3 million for the three months ended December 31, 2009 and 2008, respectively. Excluding the $2.67 million surplus on revaluation of the convertible note, income before taxes was $7.8 million for the three months ended December 31, 2009 compared with $4.3 million for the three months ended December 31, 2008. The increase in income tax payable is attributable to an increase in operating profit.

Segment reporting

We have adopted the “products” approach for segment reporting. For the three months and nine months ended December 31, 2009 and 2008, we had only one reporting segment—the probiotic s products as health supplement. We manufactured and sold the probiotic s products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Liquidity and Capital Resources

We had cash of $151.1 million and working capital of $146.8 million as of December 31, 2009. Cash generated from operations was $13.1 million in the nine months ended December 31, 2009 and $17.1million in the nine months ended December 31, 2008.

We had capital expenditures totaling $3.2 million in the nine months ended December 31, 2009, mainly in connection with the construction of the new plant. We spent $16.0 million on fixed assets in the nine months ended December 31, 2008.

Our current primary facility commenced operations in 2000. With the increases in sales volume in the last couple of years, we are reaching our production capacity. We are constructing a new plant with an overall project size of $45.5 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and cost approximately $27.50 million, $26 million of which is expected to be paid by the end of first quarter of calendar year 2010 and the balance by the end of second quarter of calendar year 2010. The second phase of this project commenced in December 2009.

On October 5, 2009, the Company closed an underwritten public offering of 4,600,000 shares of its common stock at a price of $15.00 per share. On October 26, 2009, an additional 690,000 shares were sold pursuant to the exercise of an over-allotment option at the same price. Net proceeds of the offering, including the over-allotment, after deducting underwriting discounts, and offering expenses, were approximately $74.9 million. The Company expects to use the net proceeds from the offering for general corporate purposes, including expanding its retail operations, expanding its products, acquiring additional retail outlets, funding Phase 2 of our bulk manufacturing facility, and for general working capital purposes.

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

Inflation

During the quarter ended December 31, 2009, there were small increases in pulp and paper costs. However, overall we believe that inflation did not have a significant impact on our results of operations for the quarter.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations and commercial commitments over various future periods as of December 31, 2009.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations(1)	$8,465,032	$8,465,032	-	-	-
Operating Lease Obligations(1)	$456,663	$397,019	59,644	-	-
Purchase Obligations(2)	$10,306,651	$10,306,651	-	-	-
Long-term loan(3)	$25,000,000	-	$25,000,000	-	-
Others	$938,880	$616,140	$322,740	-	-
Total	$45,167,226	$19,784,842	$25,382,384	-	-

(1) See Note 8 to our consolidated financial statements in this Quarterly Report.
(2) Estimated contractual purchases with suppliers as of December 31, 2009.
(3) See Note 9 to our consolidated financial statements in this Quarterly Report.

Research and Development Expenditures

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research to develop products that address specific health problems using our core technology and Chinese medicine to create genetically engineered drugs and drug delivery solutions and expand our product line. We incurred research and development costs of approximately $894,101 and $740,175 in the three months ended December 31, 2009 and December 31, 2008, respectively.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2009, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months and nine months ended December 31, 2009 and 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. We had trade receivables totaling $22,896,981 as of December 31, 2009, and a $117,942 for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form 10-Q and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to PRC tax regulations, our overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of overdue tax liabilities, which amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of December 31, 2008 and 2009. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48 (now known as ASC 740), the Group has reserved for the surcharges payable for this reporting period. We consider it is more likely than not that the associated penalty will not need to be paid.

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

Recent Accounting Pronouncements

See Note 1 of the December 31, 2009 Interim Financial Statements. Other new pronouncements issued but not yet effective until after December 31, 2009 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

Number	Exhibit
10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Amendment No. 2 to Form SB-2 filed on November 13, 2006).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.14 to China-Biotics, Inc.’s Amendment No. 2 to Form SB-2 filed on November 13, 2006).

10.15	Investment Agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc’s Form 8-K filed on December 12, 2007).

10.16	Registration Rights Agreement dated December 11, 2007 (incorporation by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K on December 12, 2007).

10.17	4% Senior Convertible Promissory Note dated December 11, 2007 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.18	Guaranty by Song Jinan in favor of Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.19	Pledge Agreement between Song Jinan and Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.20	Form of Purchase Agreement dated January 21, 2009 (incorporated by reference to Exhibit 10.15 to China-Biotics, Inc.’s Form 10-Q filed on February 13, 2009).

10.21	Form of Purchase Agreement dated May 19, 2009 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on May 20, 2009).

10.22	Share Charge dated September 21, 2009 (effective as of January 24, 2008) (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 10-Q filed on November 16, 2009).

10.23	Underwriting Agreement dated September 29, 2009 (incorporated by reference to Exhibit 1.1 to China-Biotics, Inc.’s Form 8-K filed on September 30, 2009).

Number	Exhibit
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to China-Biotics, Inc.’s Form SB-2 filed on March 24, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith

* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA-BIOTICS, INC.
(Registrant)

/s/ Song Jinan
Date: February 11, 2010	Song Jinan
Chief Executive Officer