Form 10-K
period 2010-03-31
CHINA-BIOTICS, INC
filed 2010-06-14
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $101,090,896 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 7, 2010, 22,370,000 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

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

In evaluating these statements, you should consider various factors, including the risks described in “Item 1A. Risk Factors” beginning on page 17 and elsewhere in this Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this document, except as required by applicable law.

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

On March 22, 2006, we entered into and completed a securities exchange agreement with Sinosmart Group Inc., or SGI, and the SGI shareholders pursuant to which the SGI shareholders transferred all of the equity securities of SGI to us in exchange for the issuance of shares of our common stock. We refer to this transaction in this document as the share exchange. At the closing of the share exchange, we issued to the SGI shareholders an aggregate of 15,980,000 shares of our common stock in exchange for their shares of SGI, and SGI became our wholly-owned subsidiary. SGI owns all of the equity securities of Shanghai Shining Biotechnology Co. Ltd., or Shining. As a result of the share exchange, we are no longer a mineral exploration stage company, and SGI’s business operations become our primary operations. We are currently engaged in the research, development, production, marketing and distribution of probiotics products. These products contain live microbial food supplements that beneficially affect the host by improving its intestinal microbial balance.

 SGI was incorporated in the British Virgin Islands on February 13, 2004.  On December 9, 2005, SGI incorporated a wholly-owned subsidiary, Growing State Limited, in accordance with the laws of the British Virgin Islands. On September 22, 2006, Growing State Limited established a wholly-foreign owned enterprise, Growing Bioengineering (Shanghai) Company Limited, in China.

On December 11, 2007, we sold a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010, to Pope Investments II LLC, an affiliate of Pope Investments, LLC, in a private placement. In connection with the sale, we entered into an Investment Agreement and a Registration Rights Agreement. In addition, Mr. Song Jinan, the company’s Chief Executive Officer, Chairman, and largest shareholder, entered into a Guaranty Agreement and a Pledge Agreement, pursuant to which Mr. Song agreed to guaranty the company’s obligations under the Note and to secure such guaranty with a pledge of 4,000,000 shares of China-Biotics common stock owned by Mr. Song. The principal amount of the Note is convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date subject to adjustment for subdivision or combination of our common stock and similar events. If the Note is not converted at maturity, we will redeem the Note to provide Pope with a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into common stock if we achieve a net income of $60 million in fiscal year 2010. Since our net income in fiscal year 2010 is below $60 million, the mandatory conversion will not be implemented. Pope Investments II LLC may declare the outstanding principal amount and any accrued but unpaid interest calculated at a rate of 10% per annum, to be immediately due and payable upon an event of default, including non-payment of obligations under the Note, bankruptcy or insolvency, or failure to perform any covenant set forth in the Note or Investment Agreement. Pursuant to the Investment Agreement we have secured payment of our obligations under the Note with a pledge of 100% of the stock of our subsidiary, SGI, to Pope Investments II LLC. Net proceeds of the Note are being used to fund the construction of the 150-metric-ton-per-year manufacturing facility and for other capital expenditures.

On October 5, 2009, the Company closed an underwritten public offering of 4,600,000 shares of its common stock at a price of $15.00 per share. On October 26, 2009, an additional 690,000 shares were sold pursuant to the exercise of an over-allotment option at the same price. Net proceeds of the offering, including the over-allotment, after deducting underwriting discounts, but excluding estimated offering expenses, were approximately $74.9 million. The Company expects to use the net proceeds from the offering for general corporate purposes and may also use a portion of the net proceeds to acquire or invest in businesses and products that are complementary to our own.

Current Operations

Overview

We are engaged in the research, development, production, marketing, and distribution of probiotics products, which are products that contain live microbial food supplements that beneficially affect the host by improving its intestinal microbial balance.

Our first product, Shining Essence, was approved by the Chinese Ministry of Health for production and to market as a health product in August 2000. We launched Shining Essence in Shanghai in April 2001, and it currently our best-selling product.  Sales of Shining Essence represent approximately 29% of our total sales for the year ended March 31, 2010, 40% for the year ended March 31, 2009, and 48% for the year ended March 31, 2008.  The Health Food Association of China named Shining Essence as the best selling liver health product in 2001.

We currently have three patents for our production process, packaging design, and packing equipment design. We have applied those technologies in the manufacturing process of all products under the “Shining” brand. We also have a patent for the production of one of our products, a blood cholesterol reduction agent.

We obtained the certifications below from TÜV Rheinland/Berlin-Brandenburg Group of Companies. Management believes that our Shanghai production plant was the first and the only production plant in China for probiotics that obtained all four certifications.

•
ISO 9001. We obtained ISO 9001:2008 certification from TÜV Anlagentechnik GmbH in respect of our production process for its leading product, Shining Essence, which expires in January 2015. According to the American National Standards Institute, ISO 9001:2008 specifies requirements for a quality management system where an organization needs to demonstrate its ability to consistently provide product that meets customer and applicable regulatory requirements, and aims to enhance customer satisfaction through the effective application of the system, including processes for continual improvement of the system and the assurance of conformity to customer and applicable regulatory requirements. All requirements of this international standard are generic and are intended to be applicable to all organizations, regardless of type, size and product provided.

•
ISO 14001. We obtained ISO 14001:2004 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product, which expires in February 2013. According to the American National Standards Institute, ISO 14001:2004 specifies requirements for an environmental management system to enable an organization to develop and implement a policy and objectives which take into account legal requirements and other requirements to which the organization subscribes, and information about significant environmental aspects. It applies to those environmental aspects that the organization identifies as those which it can control and influence. It does not itself state specific environmental performance criteria.

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

•
HACCP. We obtained HACCP DS 3027 E: 1997 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product, which expires in July 2012. The term “HACCP” stands for Hazard Analysis Critical Control Point. The HACCP DS 3027 E:1997 standard was developed to ensure food safety among food manufacturers and their suppliers in Denmark.

•
GMP.  We obtained the Good Manufacturing Process (GMP) certification from the Shanghai Food and Drug Administration (SHFDA) for our new production facility in Qingpu Industrial Park, which expires on March 28, 2013.  GMP is a global quality assurance system that covers the testing and manufacturing of food, pharmaceutical products, and medical devices.  GMP stipulates stringent approval guidelines on various aspects of production based on evaluations of the factory and equipment, materials, hygiene certificates, waste and recycling, and after sales, among other things.

Products

We manufacture and sell several health supplements under the “Shining” brand in China as set forth below. All of these products have been approved by the Ministry of Health in China and their content has been tested by the Shanghai Preventative Medicine Research Institute, which found that our products contain the quantities of bacteria specified by us. While management believes these products to be effective, their effectiveness has not been conclusively established.

Our four major retail products are:

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

In February 2010, we commenced production at our new facility in Qingpu and began producing bulk additives products, which are sold to institutional customers, such as dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies.  We intend to continue to develop new products to strengthen our product pipeline so that we may offer an array of products for sale in the market.

Business prospects

Leveraging on what our management believes is our technical competence, cost efficiencies, and highly recognized brand, our management expects to achieve significant growth through:

•
the introduction of bulk additives products  - We are expanding into the bulk additives business for institutional customers through our 150-ton capacity plant, which commenced production in February 2010. We are focusing on two fast growing industries: dairy and animal food in China.  Management believes our new facility will meet the industry requirements of quality and scalability. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum, will cost $28 million. Phase 2 of this project, which commenced in December 2009, is expected to cost $18 million. The construction cost of Phase 1 of the plant is being funded by cash received from the sale of a convertible promissory note to Pope Investments II LLC on December 11, 2007 as disclosed in “Business-History.” The construction cost of Phase 2 of the plant is being funded by cash received from the public offering of our common stock in October 2009 as disclosed in “Business — History”;

•
the geographical expansion of its retail sales through direct sales and traditional sales channels  - We intend to expand the sale of our retail products to the other metropolitan cities in China through a combination of traditional distribution channels and dedicated Shining outlets. We have a total of 111 outlets as of March 31, 2010. About three quarters of these outlets are located in Shanghai, and the rest are located in 12 other cities in China. With respect to our bulk additives business, we have secured 31 bulk additives probiotics customers nationwide in tier-one urban areas such as Beijing and Shanghai, as well as inland provinces such as Qinghai and Inner Mongolia; and

•
the improvement in research and development of new products and services  - We plan to continue to develop new products aimed at improving the general health conditions of humans, enhancing their immune system, and reducing health problems. We are also in the process of developing new products to strengthen our product pipeline so that we may offer an array of products for sale in the Shining outlets. To further improve our competency in the bulk additives market, we continue to improve our services to our institutional clients by facilitating their lab testing and production testing and providing customized technical support, among other things.

Industry overview and market condition

Probiotics

We manufacture and sell probiotics. Most probiotics are bacteria-based and naturally exist in the human body in the lower intestinal tract. The introduction of “helpful” bacteria and other organisms may aid in preventative fights against infection and improve digestion, especially with respect to dairy products.

Probiotics generally have a very short life-span. Water, acid, and oxygen are harmful to probiotics and most die or cease to function after a short period of time after extraction from the source. A reduction of these naturally-occurring organisms due to poor eating habits, stress, or the use of antibiotic drugs or other factors may disrupt the natural equilibrium of the body and could lead to a variety of abdominal ailments and an overall decrease in the function of the immune system.  Based on information available on the website www.usprobiotics.org , a non-profit research and education website sponsored by the California Dairy Research Foundation and Dairy & Food Culture Technologies, researchers are also studying potential links between low probiotics microbial levels and hypertension, certain types of cancer, high cholesterol, and allergies (to access this information, click on the Section “Probiotics Basics,” and then click on the Section “Health Effects of Probiotics”).  Subsections of “Health Effects of Probiotics” include “hypertension,” “cancer,” “elevated blood cholesterol” and “allergy.”

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

Curtailment of the use of antibiotics may stimulate demand for probiotics.  According to two Chinese newspaper articles entitled “80,000 people in China die from inappropriate use of antibiotics each year, children suffer the most,” published in Xin Kuai Bao, dated December 12, 2003, available in Chinese at http://info.china.alibaba.com/news/detail/v8-d5779326.html under “News/Detail,” and “How many people die from inappropriate use of antibiotics in China each year?,” published on July 19, 2005 by Bio Information Net (available in Chinese at www.bio168.com/news/200507/46448F8BBO5D.html under “Homepage/News/Main Text of the News”) china has the highest per capita consumption of antibiotics in the world. In 2000, the World Health Organization cautioned that “superdiseases” are being created by the overuse of antibiotics.  In order to stem the tide of these drug resistant strains, many nations have taken steps to limit the use of antibiotic drugs.  In July 2004, the Chinese government took an active role in the fight against the overuse of antibiotics by requiring prescriptions for these drugs. To further reduce the use of antibiotics, the Chinese government has slashed the retail price of antibiotics by 60%, so that it is no longer profitable for a large number of antibiotics manufacturers to continue to manufacture such products. This resulted in a marked increase in the use of other products to not only treat existing infections but prevent infections from occurring. In addition, on May 20, 2005 (effective July 1, 2005) the State Food and Drug Administration (reference no. Guo Shi Yao Jian Zhu (2005) no. 202) issued a notice acknowledging that probiotics are beneficial for human health and also introduced guidelines for regulating manufacturers of probiotics products and registration of probiotics products with the State Food and Drug Administration.

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

More use of probiotics in animal feed industry. Antibiotics have been widely used in animal feed by Chinese farmers. Human health has been indirectly impacted negatively by drinking milk and eating meat produced by the farms using antibiotics added feed. With the increasing public awareness of those issues, the government is encouraged to set up stricter regulations to monitor the non-therapeutic use of antibiotics in livestock feed to ensure food safety.  (Please see the article, “Call to keep antibiotics out of the food chain” in China Daily at http://www.chinadaily.com.cn/china/2010-04/13/content_9719351.htm). At the same time, organic food is getting more attention in Chinese daily life.  This creates a favorable trend of using more probiotics in animal feed.

Business strategies

Leveraging on what management believes are our technical competence, cost efficiencies, and highly recognized brand, our management expects to achieve significant growth through:

•	the introduction of bulk additives products, with a focus on fast growing industries, including dairy and animal feed;

•	the geographic expansion of our retail sales through direct sales and traditional sales channels; and

•	enhancement in R&D to develop new products and provide value-added services.

Bulk market

Most probiotics used for the manufacture of yogurt, milk powder products, and food preservatives are currently imported. However, we believe imported probiotics are generally more expensive and are of lower quality, as most bacteria die during transport. In addition, according to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, on April 1, 2007, probiotics must be added to baby milk powders and other products produced in China. The relevant regulations will be implemented at a later date. We are expanding into the bulk additives business for functional foods through the completion of our 150-ton capacity plant, which commenced commercial production in February 2010.  Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per year, will cost $28 million. Phase 2 of this project is expected to cost $18 million. The construction cost of Phase 1 of the plant is being funded by cash received from the sale of a convertible promissory note to Pope Investments II LLC on December 11, 2007, as disclosed in “Business-History.” The construction cost of Phase 2 of the plant is being funded by cash received from the public offering of our common stock in October 2009 as disclosed in “Business — History.”

Geographic expansion and direct sales

We sell our retail products mainly in greater Shanghai through distributors. Over the past five years, we believe we have firmly established ourselves in Shanghai as the leading supplier and manufacturer of probiotics products. We are now expanding the sale of our retail products to other metropolitan cities in China through a combination of traditional distribution channels and dedicated Shining outlets.

We opened the first Shining retail outlet in Shanghai in March 2006. We have also repackaged our products for sale in our outlets, and have introduced several new products, which are sold exclusively in our outlets. As at March 31, 2010, we have opened 111 outlets in Shanghai and 12 other cities in China.

In preparation for the opening of additional retail outlets, we have also been actively recruiting and training retail sales staff. We have already successfully recruited a number of very experienced sales professionals and have trained a pool of sales staff. We have also designed and implemented control systems to manage this new business.

Currently, we have a network of 111 outlets in China. We continue to survey cities in China to assess and select suitable locations for new outlets. As part of our strategy, we will also consider licensing franchisees to operate retail outlets in due course. We intend to finance the costs of our business expansion by our internal working capital.

Introduction of new retail products

In connection with the opening of our first Shining outlet, we launched several new retail products under the Shining brand. We currently have regulatory approval to produce 41 retail products that can be marketed under the Shining brand. We plan to develop new products to strengthen our product pipeline so that we may offer an array of retail products for sale in the Shining outlets.

Our Business Prospects

Growth potential from geographic expansion leveraging on the Shining brand.

We have experienced rapid sales growth of our retail products that are sold through retail sales in the greater Shanghai area under our “Shining” brand. Management believes that the “Shining” brand is one of the most recognized health supplement brands in Shanghai. We are expanding the sales of our retail products to the other major metropolitan cities in China, such as Changchun and Jilin. Given our high gross margin and low overhead structure, management anticipates that distribution in these areas could be profitable, assuming there is sufficient demand. Expansion of retail sales is also a key component of the marketing of our food additives. We intend to co-brand with food producers allowing consumers to identify food products that use our additives as high quality and beneficial. We require our “Shining” logo to be incorporated in the packaging of products manufactured by food producers, which contain probiotics additives supplied by us. We have already entered into agreements with 29 producers for use of our products as food additives.

Significant potential from the new bulk business (yogurt).

Live bacteria are essential to the formulation of yogurt and yogurt-based drinks. Yogurt and yogurt drinks were the fastest growing food product segments in China in 2004 according to AC Nielsen. As a result, yogurt producers in China currently import most of their probiotics additives. We believe that importation of probiotics is costly and a portion of the effective ingredient (bacteria) dies during transportation. Our new plant is intended for bulk manufacturing of probiotics for use as food additives for foods such as yogurt and yogurt drinks.

Significant potential from the new bulk business (milk powder).

Manufacturers have begun to add probiotics to infant formula and milk powders to facilitate and improve digestion and absorption, as well as strengthen the immune system of infants. Currently, infant formula made in China by some multinational companies such as Nestle and Mead Johnson already use imported probiotics produced by Rodia SA and Chr. Hansen and other producers in their products. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics are required to be added to baby milk powders produced in China. Relevant regulations are expected to be announced at a later date. Currently, management believes there is no other manufacturing facility in China that can meet the demand for probiotics if this requirement was imposed. We believe we are well positioned to capture this significant new demand for probiotics.

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

Strong revenue and profit growth.

Our probiotics products have generated strong sales and profit growth during the past two years, and have generated sufficient cash flow to finance our operations. Sales of our probiotics products increased 50% to $81.3 million in fiscal year 2010 from $54.2 million in fiscal year 2009, which was a 28% increase from $42.3 million in fiscal year 2008. Income before taxes increased from $22.5 million in fiscal year 2008 to $25.1 million in fiscal year 2009, and decreased to $23.4 million in fiscal year 2010.

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

•	Packaging for Shining Essence (patent registration number ZL 01 3 01526.5); and

•	Blood Cholesterol Reduction Agent (patent registration number ZL 2004 1 0025139.8).

In 2008 and 2009, we submitted eight applications for registration of patents regarding the production of our products to the Intellectual Property Bureau of China. The applications are all pending final approval and the issuance of formal certificates.

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

 Distribution

We sell our retail products primarily in the greater Shanghai area, mainly to large distributors who then sell them through their networks to supermarkets, hypermarkets, such as Wal-Mart, and drug stores. As of March 31, 2010, we had 27 distributors located in Shanghai, Jiangxu, Zhejiang, and Hong Kong. As of March 31, 2010, we had 111 Shining branded outlets in Shanghai and 12 other major cities in China. We have been hiring consultants who have many years of experience in the direct selling industry to facilitate the development of new Shining brand outlets. We also are creating a “Community Network” through which we continuously provide training and seminars to educate the public about becoming more health conscious and about the benefits of probiotics and the Shining products. We believe that this approach has many advantages:

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

Customers

We have two different types of customers: individual consumers and institutional customers. Institutional customers include dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies. Individual consumers are primarily located in major metropolitan areas and they are middle-aged or above having middle to higher income levels. We believe that these individuals are becoming increasingly health-conscious and as their income levels increase, they spend more on health related products such as probiotic products. We have historically reached consumers by selling our products to large distributors, who then sell them through their networks to supermarkets, hypermarkets, such as Wal-Mart, and drug stores, where they are purchased by consumers.  As of March 31, 2010, we had 111 Shining branded outlets in Shanghai and 12 other major cities in China where we sell our products directly to the end users. We believe owning distribution channels and having direct access to the end users will become a significant entry barrier in the future. For the fiscal year ended March 31, 2010, we had one customer, Beijing DBN Technology Group Co. Ltd, that accounted for 13.0% of our sales revenue.  For the fiscal year ended March 31, 2009, we had one customer, Shanghai Lian Hua Quik Convenience Store Limited, that accounted for 11.5% of our sales revenue. For the fiscal year ended March 31, 2008, two of our customers, Shanghai Lian Hua Quik Convenience Store Limited and Shanghai Sunrise Trading Limited, accounted for 15.5% and 10.5% of our sales revenue. These three customers are independent third parties.

Backlog

We do not have any material backlog. Due to our limited capacity, we sell our products on a spot-basis as orders are made. We currently do not have any long-term sales orders with our customers.

Seasonality

Typically, 60% of our sales take place in the second half of our fiscal year because many of our customers purchase our products to give as gifts during the Chinese festivals that occur during this time of the year. While it is still too early to tell, we expect that our bulk additives sales will not be seasonal in nature because the bulk products are purchased by food manufacturers consistently throughout the year.

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

Research and Development

We have a strong research and development team supported by a technical advisory board of experts. At March 31, 2010, we have approximately 35 staff members with Masters degrees or PhDs. In addition to having advanced technology in bacteria culturing and protection, we also conduct research and development into complimentary technology, including genetically engineered drugs, drug delivery solutions and Chinese medicine, in an effort to formulate solutions to address specific health problems and expand our product line. We incurred research and development costs of approximately $3,665,380, $3,229,788 and $2,194,474 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.  Such research and development costs are mainly comprised of raw material costs, laboratory expenses and staff salaries in the research and development division, which were included as part of the production costs in our financial statements for such periods.

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

Trademarks

Description	Registration No.	Class	Term
Logo of Shanghai Shining Biotechnology Co. Ltd. and device	1610780	30	July 28, 2001 to July 27, 2011
Shining	1675162	30	November 28, 2001 to November 27, 2011
“Shining Essence”	1675163	30	November 28, 2001 to November 27, 2011
Device containing 2 cartoon figures	3304485	30	January 21, 2004 to January 20, 2014
Four Chinese characters “益生有益” (translation: “Pro-biotics are beneficial”)	5227367	30	March 28, 2009 to March 27, 2019
Five Chinese characters “双金有益菌” (translation: “Shining beneficial bacteria”)	4095567	30	October 14, 2006 to October 13, 2016

Patents

Type	Patent No	Term
High Quality Microecologics and Microencapsulation Technology	ZL 01 1 09063.4	February 28, 2001 to February 27, 2011
Nutrition Gas Injection Capability and Double Aluminum Packaging Machine	ZL 01 2 04515.2	February 28, 2001 to February 27, 2011
Packaging for Shining Essence	ZL 01 3 01526.5	February 28, 2001 to February 27, 2011
Blood Cholesterol Reduction Agent	ZL 2004 1 0025139.8	June 11, 2004 to June 10, 2014

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

We are expanding into the bulk additives business for functional foods through the completion of our 150-ton capacity plant, which commenced production in February 2010. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 tons of probiotics per annum, will cost $28 million. Phase 2 of this project, which commenced in December 2009, is expected to cost $18 million. The construction cost of Phase 1 of the plant is being funded by cash received from the sale of convertible promissory notes to Pope Investments II LLC on December 11, 2007 as disclosed in “Business-History.” The construction cost of Phase 2 of the plant is being funded by cash received from the public offering of our common stock in October 2009 as disclosed in “Business — History.”

On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we are constructing this plant. The agreement provides for the payment of leasing fees of approximately $2.1 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. The Qingpu People’s Republic Government issued its formal confirmation of the land use right necessary for the plant construction on November 30, 2007 and confirmed the leasing fee of $1,777,680 (reduced from $2.1 million because the size of the leased land was reduced to 36,075 square meters) and a refundable land deposit of $210,083. We paid the leasing fee on December 28, 2007.  In February 2009, the refundable land deposit was fully refunded the formal land use right certificate was issued. There are no future lease payments under this land lease.

Employees

As of March 31, 2010, we had 513 staff and employees. The following table summarizes the functional distribution of our employees:

Department	Headcount
Management and Administrative	27
Sales and Marketing	73
Retail Outlet	232
Research and Development	35
Production	124
Finance and Accounting	10
Engineering	12
Total	513

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

Available Information

We file periodic reports with the SEC, including annual reports, on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports. All of our periodic reports may be inspected without charge at the Public Reference Room maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of the registration statement, including the exhibits thereto, and all of our periodic reports after payment of the fees prescribed by the SEC. For additional information regarding the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330. The SEC also maintains a website which provides on-line access to reports and other information regarding registrants that file electronically with the SEC at the address: http://www.sec.gov.

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

We have most of our revenue from the sale of our Shining Essence product. Sales of this product represented approximately 29%, 40% and 48% of our total sales for the year ended March 31, 2010, 2009, and 2008 respectively. We expect that Shining Essence will continue to account for a large portion of our revenues for the foreseeable future. Any factors adversely affecting the pricing of, demand for, or market acceptance of Shining Essence, including increased competition, could cause our revenues to decline and our business and future operating results to suffer.

We are subject to concentrations of credit risk that could adversely affect our operations.

Our principal operations are in China and all of our sales during fiscal years 2010, 2009 and 2008 arose in China. A significant number of our financial instruments, principally cash and accounts receivable, are located in China. These financial instruments include:

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

Our planned expansion into the bulk additives business may not generate sufficient revenues and the construction of our new facility to accommodate this business may result in increased costs and losses.

We intend to expand our operations into the bulk additives business through the supply of high quality probiotics to be used as additives in dairy products to manufacturers in China. We are constructing a new production plant with a 150-ton capacity which can accommodate our new bulk additives business. This will expose us to many risks, including the following:

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

According to PRC tax regulations, overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amounts to from $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2010, 2009 and 2008. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48 (now known as ASC 740), the Group has reserved for the surcharges payable for fiscal year 2010 and 2009. We consider it more likely than not that the associated penalty will not need to be paid.

In addition, in connection with dividends paid to the Shining shareholders between April 2003 to June 2005, Shining did not deduct a withholding tax at the rate of 20% as required by applicable Chinese laws and regulations. No provision for the potential tax penalties with respect to this matter has been made in our financial statements as our management believes that the possibility of having to pay the penalties is unlikely. The Group has reserved for associated surcharges for the fiscal year 2010, 2009, and 2008.

We may not be able to protect our intellectual property against claims by other parties or enforce our rights with respect to our intellectual property.

We have not purchased or applied for any patents other than three registered Chinese patents in respect of the packaging processes and technologies we use in our production process and a one patent regarding the production of one of our products, as we are of the view that it would not be cost-effective to do so at this time. Without patents, we may have no legal recourse in the event that our processes and technologies are replicated by other parties. If our competitors are able to replicate our processes, technologies and systems at lower costs, we may lose our competitive advantage and our profitability will be adversely affected.

In addition, we believe that over the last five years our “Shining” brand has become a highly recognizable brand in our industry in Shanghai. To protect this brand, which we consider important to our continued success, we have registered six trademarks in China. If our competitors introduce products of inferior qualities to the market using trademarks that are confusingly similar to the “Shining” trademarks, our reputation and operating results will be adversely affected.

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

Mr. Song and Mr. Cai, our only executive officers, are responsible for all managerial functions of our company. We have been hiring additional employees to complete our management team, but we cannot assure you that we can assemble a management team that can tackle the expansion plans that we have. The concentration of management could be disadvantageous to stockholders with interests different from those of Mr. Song or Mr. Cai.

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

As a company which produces probiotics supplements, we are subject to the Law on the Food Conditions of the PRC which became effective on October 30, 1995, the Administrative Rules for Healthy Food promulgated by the Ministry of Health on March 15, 1996 which became effective on June 1, 1996, the Notice of Circulating the Appraisal Standard of Fungal and Good-Live-Bacterial Healthy Food and its appendixes-Appraisal Standard of Fungal and Good-Live-Bacterial Healthy Food, and List of Good-Live-Bacteria Applicable for Healthy Food, promulgated by the Ministry of Health which became effective on March 23, 2001, the Administration Rules for the Registration of Healthy Food (experimental) promulgated by the State Food and Drug Administration on April 30, 2005, which became effective on July 1, 2005, and other relevant rules and regulations issued by the Ministry of Health and the State Food and Drug Administration. In addition, Shining is a Chinese corporation and therefore is subject to the Company Law of China and more specifically to the Foreign Company provisions of the Company Law and the Law on Foreign Capital Enterprises of China.

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

Because our executive officers and directors are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over them in the event a lawsuit is initiated against us or our management by a stockholder or group of stockholders in the United States. We anticipate that future members of our management will also be Chinese citizens. Because the majority of our assets are located in China, it would also be extremely difficult to access those assets to satisfy an award entered against us in U.S. court.

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

We had 22,370,000 shares outstanding as of March 31, 2010, including approximately 12,581,600 shares which are free trading and may be sold immediately by our stockholders. An additional 2,083,333 shares, subject to adjustment for subdivision or combination of our stock and similar events, may be issued upon conversion of a 4% convertible promissory note issued to Pope Investments II LLC in the amount of $25 million, as further described in “Business-History.” If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by our President and Chief Executive Officer and a director and his family may dissuade new investors from purchasing our securities, which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of June 7, 2010, Mr. Song, our President and Chief Executive Officer and a director, owned, directly and indirectly through his family, approximately 37.1% of our issued and outstanding common stock on a fully diluted basis. As a result, Mr. Song has the ability to exert substantial influence or absolute control over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. For example, Mr. Song could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

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

We are constructing a bulk manufacturing facility that will have an initial capacity of 150 tons per year of bulk product with room for expansion to 300 tons per year based on market demand. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150 ton probiotics per annum, will cost $28 million. Phase 2 of this project, which commenced in December 2009, is expected to cost $18 million. The construction cost of Phase 1 of the plant is being funded by cash received from the sale of convertible promissory notes to Pope Investments II LLC on December 11, 2007 as disclosed in “Business-History.” The construction cost of Phase 2 of the plant is being funded by cash received from the public offering of our common stock in October 2009 as disclosed in “Business — History.”

On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we are constructing this plant. The agreement provides for the payment of leasing fees of approximately $2.1 million, 10% of which we paid on April 11, 2006, as a deposit, to be refunded upon payment in full of the aggregate lease amount. The Qingpu People’s Republic Government issued its formal confirmation of the land use right necessary for the plant construction on November 30, 2007, and confirmed the leasing fee of $1,777,680 (reduced from $2.1 million because the size of the leased land was reduced to 36,075 square meters) and a refundable land deposit of $210,083. We paid the leasing fee on December 28, 2007. In February 2009, the refundable land deposit was fully refunded and the formal land use right certificate was issued. There are no future lease payments under this land lease.

ITEM 3. LEGAL PROCEEDINGS

We have not been involved in any material litigation or claims arising from our ordinary course of business. We are not aware of any material potential litigation or claims against us which would have a material adverse effect upon our results of operations or financial condition.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the Nasdaq Global Market since October 23, 2008, under the symbol “CHBT.” Prior to listing on the Nasdaq Global Market, our common stock was quoted on the OTC Bulletin Board. We have generally had very low trading volume for our common stock. Set forth below is information with respect to the high and low sales prices of our common stock for the periods indicated.

Period	High	Low
Quarter Ended September 30, 2007	$11.80	$8.25
Quarter Ended December 31, 2007	$14.20	$8.15
Quarter Ended March 31, 2008	$14.25	$9.15
Quarter Ended June 30, 2008	$12.90	$9.12
Quarter Ended September 30, 2008	$13.00	$9.63
Quarter Ended December 31, 2008	$11.50	$6.25
Quarter Ended March 31, 2009	$11.20	$5.42
Quarter Ended June 30, 2009	$16.35	$7.97
Quarter Ended September 30, 2009	$19.00	$9.25
Quarter Ended December 31, 2009	$18.69	$11.50
Quarter Ended March 31, 2010	$19.74	$12.16
Quarter Ended June 30, 2010 (through June 7, 2010)	$18.69	$13.93

Security Holders

As of June 7, 2010 there were 22,370,000 shares our common stock outstanding held by approximately 23 stockholders of record.  An additional 2,083,333 shares, subject to adjustment for subdivision or combination of our stock and similar events, may be issued upon conversion of a 4% convertible promissory note issued to Pope Investments II LLC in the amount of $25 million, as further described in “Business – History.”

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

Equity Compensation Plans

We do not currently have an equity compensation plan. As of June 7, 2010, we have not granted any stock options or other equity awards since our inception. Management expects to implement an equity incentive plan at or before its next regularly scheduled meeting of its board of directors and to seek stockholder approval of the equity incentive plan at the 2010 Annual Meeting of Stockholders.

Performance Graph

The following graph compares the cumulative 17-month total return of holders of China-Biotics, Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index, and a customized peer group index consisting of companies reporting under the Standard Industrial Classification Code 2833 (Medicinal Chemicals and Botanical Products), which are listed in footnote 1 below. The graph tracks the performance of a $100 investment in our common stock, in the SIC Code Index, and the index (with the reinvestment of all dividends) from 10/23/2008 to 3/31/2010.

(1) There are twenty-four companies included in the SIC 2833 customized peer group which are: Biodel Inc, Bond Laboratories Inc, Cambrex Corp., China Health Resource Inc, China Holdings Inc, Cobalis Corp., Cyanotech Corp., Cybermesh International Corp., Cytrx Corp., Entropin Inc, Four Star Holdings Inc, Geopharma Inc, Huifeng Bio-Pharmaceutical Technology, Immunobiotics Inc, Life Nutrition Products Inc, Nutraceutical International Corp., Optigenex Inc, Pacifichealth Laboratories Inc, Rockwell Medical Technologies Inc, Soligenix Inc, Sunwin International Neutraceuticals Inc, Synovics Pharmaceuticals Inc, Versatech Inc and Xelr8 Holdings Inc.

	Oct-08	Dec-08	Mar-09	Jun-09	Sep-09	Dec-09	Mar-10

China-Biotics, Inc.	100.00	82.46	73.98	93.99	139.25	134.64	155.87
NASDAQ Composite	100.00	76.89	74.38	89.23	103.39	110.84	117.32
SIC Code Index	100.00	112.09	93.46	136.32	169.00	154.88	156.82

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  SELECTED FINANCIAL DATA

The tables below present our summary selected consolidated financial data (in thousands, except for per share data) prepared in accordance with accounting principles generally accepted in the United States of America. This information should be read in conjunction with our audited consolidated financial statements and related notes thereto, which are included in this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29 of this Form 10-K.

The summary statement of operations data for each of the fiscal years ended March 31, 2010, 2009 and 2008, and the summary balance sheet data as of March 31, 2010, 2009 and 2008, are derived from our audited financial statements, which are included in this Form 10-K.

	2010	2009	2008	2007	2006

Statement of Operations Data
Net Sales	81,364	54,197	42,321	30,610	21,862
Cost of goods sold	24,070	16,197	12,310	8,911	6,445
Gross profit	57,294	38,000	30,011	21,699	15,417
Income from operations	35,281	21,783	18,315	14,931	12,185
Net income	15,648	19,967	17,542	10,905	8,354
Earnings per share
Basic and diluted	0.80	1.17	1.03	0.64	4.90

Balance Sheet Data
Current assets	181,953	87,370	79,979	41,897	31,833
Total assets	232,935	120,804	93,791	44,580	33,427
Working Capital	145,297	55,034	53,083	21,227	10,743
Non-current liabilities	40,100	23,072	22,500	-	-
Total Stockholder’s equity	156,179	65,396	44,395	23,910	12,337

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements reflecting our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You are also urged to carefully review and consider our discussions regarding the various factors which affect our business, including the information provided in the risk factors discussion beginning on page 17 of this Form 10-K. See the cautionary note regarding forward-looking statements at the beginning of Part I of this Form 10-K.

General

We were incorporated under the name Otish Resources, Inc. in Delaware in February 2003. Until March 2006, we were a mineral exploration stage company specializing in acquiring and consolidating mineral properties with potential for commercial ore bodies. Although we conducted some preliminary exploration work with respect to our mineral properties, we never achieved full operations with respect to our mineral properties. We had never generated any revenue from our mineral exploration operations. We incurred a total of expenses of $257,914 from inception to February 28, 2006.

On March 22, 2006, we entered into and completed a securities exchange transaction with SGI and the shareholders of SGI, pursuant to which the SGI shareholders transferred all of the equity securities of SGI to us in exchange for an aggregate of 15,980,000 shares of our common stock. At the closing of the share exchange, SGI became our wholly-owned subsidiary. Immediately after the share exchange and related transactions described elsewhere in this document, the former SGI shareholders and their designees collectively owned 98.7% of our common stock. As a result of the share exchange, we are no longer a mineral exploration stage company, and SGI’s business operations become our primary operations. We are currently engaged in the research, development, production, marketing and distribution of probiotics products. These products contain live microbial food supplements which beneficially affect the host by improving its intestinal microbial balance. See “Business – History.”

We accounted for the share exchange as a recapitalization whereby the historical financial statements and operations of the SGI become our historical financial statements, with no adjustment to the carrying value of the assets and liabilities. Our issued and outstanding common stock immediate prior to the share exchange is accounted for at the net book value at the time of the transaction.

Upon consummation of the share exchange, we changed our fiscal year end from August 31 to March 31 to conform to the year end date of SGI. We filed a quarterly report on Form 10-QSB on April 14, 2006, for quarter ended February 28, 2006. This quarterly report was our last filing under our previous fiscal year end date of August 31, and as a mineral exploration stage company. In our future filings with the SEC, we will report our business activities as a manufacturer and distributor of probiotics products based on our new fiscal year end date of March 31. SGI’s historical financial statements will become our historical financial statements.

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

In this document, we use the “Current Rate Method” to translate the financial statements of SGI from HKD into U.S. Dollars, and to translate the financial statements of Shining from RMB into U.S. Dollars, as required under the Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” issued by the Financial Accounting Standards Board. The assets and liabilities of SGI and Shining, except for the paid-up capital, are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The paid-up capital is translated at the historical rate. Adjustments resulting from the translation of SGI’s and Shining’s balance sheets from HKD and RMB into U.S. Dollars are recorded in stockholders’ equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at the historical rates. Due to the use of different rates for translation, the figures in the statement of changes in cash flows may not agree with the differences between the year end balances as shown in the balance sheets.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are sold primarily in the Chinese domestic market.

Our retail products are mainly sold to distributors, which then distribute them to various retail outlets such as drug stores and supermarkets. During the year ended March 31, 2010, over 84% of our sales revenue comprised amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days’ credit is given to the distributors. Our bulk additives products are mainly sold to institutional customers, such as dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies.

Our first retail product, Shining Essence, which was launched in April 2001, remains our best-selling product. Sales of Shining Essence represented approximately 29%, 40% and 48% of our total sales for the years ended March 31, 2010, 2009 and 2008, respectively. In addition to Shining Essence, our research and development team has successfully developed other new retail products, such as Shining Probiotics Protein Powder. As of March 31, 2010, we have a retail product portfolio of 41 products, and we are currently selling 11 of them in the market. As we have released new products, the percentage contribution of Shining Essence to our total retail sales has decreased.

As our retail products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production of which packaging costs represent the largest cost item.

Our bulk products have a revenue contribution of 26.8% in fiscal year 2010 increased from 8.3% in fiscal year 2009. The significant increase reflects an increased focus by management on the rapidly growing bulk additives business. In February 2010, our new bulk production facility was ready for commercial production. The state of art bulk additives production facility has a full capacity of 150 metric tons. Management believes our new facility will help us to continue to meet the increasing market demand for high quality and low cost products.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:

•
Increasing demand for functional food and health supplement products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and health supplements to increase.

•
Curtailment of the use of antibiotics and preservatives and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs and preservatives for both humans and animals. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health. Recently, the Ministry of Health in China announced an expanded list of probiotics strains allowed to be used in the food industry. The number of probiotics strains on the list has doubled. It reflects Chinese government is encouraging wider uses of probiotics products in the food industry, and it also demonstrates the rapidly expanding probiotics market in China.

•
Increasing demand for dairy product additives. The demand for functional foods and foods that use probiotic supplements is growing at a significant rate, and our management believes that it will continue to do so. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics will be added to baby milk powders produced in China.

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through:

•
The introduction of bulk additives products.   We are expanding into the bulk additives business through our 150-ton capacity plant, which commenced production in February 2010. Government approval for the plant was received on November 30, 2007. Management estimates that Phase 1 of the project, which involves constructing a facility capable of producing 150-tons of probiotics per annum, will cost $28 million. Phase 2 of this project, which commenced in December 2009, is expected to cost $18 million. The construction cost of Phase 1 of the plant is being funded by cash received from the sale of a convertible promissory note to Pope Investments II LLC on December 11, 2007 as disclosed in “Business — History.” The construction cost of Phase 2 of the plant is being funded by cash received from the public offering of our common stock in October 2009 as disclosed in “Business — History.” On March 21, 2006, Growing State, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we are constructing this plant. The agreement provides for the payment of leasing fees of approximately $1.89 million.  The Qingpu People’s Republic Government issued its formal confirmation of the land use right necessary for the plant construction on November 30, 2007 and confirmed the leasing fee of $1,777,680 (reduced from $2.1 million because the size of the leased land was reduced to 36,075 square meters) and a refundable land deposit of $210,083. We paid the leasing fee on December 28, 2007.  In February 2009, the refundable land deposit was fully refunded and the formal land use right certificate was issued. There are no future lease payments under this land lease.

•
The geographical expansion of retail sales through direct sales and traditional sales channels. We intend to expand our sales to other cities in China through a combination of distributors and our own outlets. In this regard, we had 111 Shining branded outlets in Shanghai and 12 other major Chinese cities as of March 31, 2010. We expect that the additional demands from opening new outlets will be met initially by increasing production from our existing plant, which currently has the necessary capacity, and in the future from our new plant, which will have a capacity of 150-300 tons.

•
The development of new products.   With respect to our retail products, we plan to continue to research and develop new products aimed at improving the general health conditions of humans, enhancing their immune system, and reducing health problems. The new products will strengthen our product pipeline so that we may offer a wider array of products to the market. With respect to our bulk additives products, we will leverage our rich bacteria strain library, the largest in China, to provide customized products to meet the needs of our institutional clients.

Our operation is generally not labor-intensive. We employed 513 people as of March 31, 2010. With production ramp up in the Phase 1 facility and the construction of Phase 2, we expect significant increases in our number of employees over the next two years. We have been recruiting senior executives to strengthen our management team. However, as wages in China are relatively inexpensive, we expect that labor costs will remain insignificant.

Results of Operations for Fiscal Year Ended March 31, 2010 Compared with the Fiscal Year Ended March 31, 2009

Our net income was $15.6 million for the fiscal year ended March 31, 2010. This included a $12.1 million deficit arising from the revaluation of the conversion feature embedded in the convertible note issued in December 2007 as required by FAS133 (now known as ASC 815). The convertible note will expire in December 2010, and will not have an impact on our net income after that date. Excluding this revaluation deficit, our net income was $27.7 million, which was 63.9% above our net income of $16.9 million (excluded $3.1 million revaluation surplus) for the fiscal year ended March 31, 2009. Our growth in net income primarily resulted from growth in our sales volume of in both our retail products and bulk additives products. Shining Essence continued to be our best selling retail product. We have enjoyed strong growth in demand for many products such as Shining Essence Stomach Protection and Shining Probiotics Protein Powder, which outpaced that of Shining Essence. In addition, bulk additives product sales now account for 26.8% of our sales revenue during the year ended March 31, 2010 (8.31% in the year ended March 31, 2009), the increase of which is a result of the rapid growth in shipments to dairy and animal feed customers.

Our results for 2010 and 2009 are summarized below:

	Year ended March 31, 2010		Year ended March 31, 2009
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$81,363,973	100.00%	$54,197,082	100.00%
Cost of sales	(24,070,203)	29.58%	(16,197,267)	29.89%
Gross profit	$57,293,770	70.42%	$37,999,815	70.11%
Operating expenses:
Selling expenses	$(13,535,225)	16.64%	$(11,563,012)	21.34%
General and administrative expenses	(8,538,058)	10.49%	(6,246,482)	11.53%
Other income	60,178	0.07%	1,592,773	2.94%
Total operating expenses	$(22,013,105)	27.06%	$(16,216,721)	29.92%
Income from operations	$35,280,665	43.36%	$21,783,094	40.19%
Other income and expenses:
Changes in fair value of embedded derivatives	$(12,137,000)	14.92%	$3,092,000	5.71%
Interest income	$292,644	0.36%	$254,183	0.47%
Total other income (expenses)	$(11,844,356)	14.56%	$3,346,183	6.17%
Income before taxes	$23,436,309	28.80%	$25,129,277	46.37%
Provision for income taxes	(7,788,348)	9.57%	(5,162,388)	9.52%
Net income	$15,647,961	19.23%	$19,966,889	36.84%

 Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the fiscal years 2010 and 2009 comprised the following:

	Year ended March 31,
	2010	2009
Invoiced value on sales	$86,056,225	$56,405,974
Less: sales discount	(4,150,256)	(1,623,313)
Less: sales tax	(541,996)	(585,579)
	$81,363,973	$54,197,082

Net sales of $81,363,973 for the fiscal year ended March 31, 2010 were 50.1% above the net sales of $54,197,082 for the fiscal year ended March 31, 2009. The increase was mainly attributable to increased sales volume in both retail products and bulk additives products, and increases in average selling prices due to changes in sales mix. Bulk additives products resulted in a revenue contribution of 26.8% in the fiscal year ended March 31, 2010, increased from 8.3% in the fiscal year ended March 31, 2009. The significant increase reflects an increased focus by management on the rapidly growing bulk additives business.

The contributions of our products as a percentage of invoiced value on sales for the year ended March 31, 2010 and 2009 respectively are summarized below.

	Year ended March 31,
	2010	2009
Retail	73.2%	91.7%
Bulk additives	26.8%	8.3%
	100.0%	100.0%

Unit volume and unit prices comparatives (on the invoiced value of sales) for 2010 and 2009 are summarized below.

	Percentage increase (decrease) from the prior year
	Year ended March 31,
	2010				2009
	Unit volume	Selling prices		Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Retail	18%	4%		23%	7%	3%	10%
Bulk additives	641%	(33	) %	382%	850%	-%	850%

 Cost of sales

Cost of sales for the year ended March 31, 2010 was $24,070,203 compared with $16,197,267 for the year ended March 31, 2009. The increase in cost of sales was primarily caused by increased packaging cost during the fiscal year 2010.

Unit volume and unit costs comparatives for the year ended March 31, 2010 and 2009 are summarized below.

	Percentage increase (decrease) from the prior year
	Year ended March 31,
	2010				2009
	Unit volume	Unit costs		Overall increase / (decrease)	Unit volume	Unit costs		Overall increase / (decrease)
Retail	18%	5%		24%	7%	3%		10%
Bulk additives	641%	(61	) %	250%	850%	(10	) %	765%

Gross profit

Gross profit increased by $19,293,955 from $37,999,815 for the 2009 fiscal year to $57,293,770 for the 2010 fiscal year. This represents a 50.8% increase, which primarily reflects increases in overall sales volume. Our gross profit margin remained the same as last year at 70%.

Selling expenses

Selling expenses were $13,535,225 or 16.6% of net sales for the fiscal year ended March 31, 2010, compared with $11,563,012 or 21.3% of net sales for the fiscal year ended March 31, 2009. The operating costs of the retail outlets are included as selling expenses. This increase in selling expenses was primarily caused by increase of overall sales. As bulk additives products account for a larger share of revenue and selling expense associated with bulk additives products are smaller than that of retail products in this fiscal year, the selling expenses as a percentage of revenue decreased.

General and administrative expenses

General and administrative expenses were $8,538,058 or 10.5% of net sales for the year ended March 31, 2010 compared with 6,246,482 or 11.5% of net sales for the year ended March 31, 2009. The increase in general and administrative expenses was due to increasing research costs of $3,665,379 related to the development and launch of new products, and staff and administrative costs incurred in connection with the construction of the new plant.

Other Income

Other income mainly comprised exchange gain of $60,178 for the fiscal year ended March 31, 2010. For the fiscal year ended March 31, 2009, other income consisted of exchange gain of $1.51 million.

Provision for income taxes

Provision for income taxes was $7.79 million and $5.16 million for the fiscal years ended March 31, 2010 and 2009, respectively. The increase in income tax payable is attributable to an increase in operating profit.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For fiscal years 2010 and 2009, we had only one reporting segment—the probiotic products. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Results of Operations for Fiscal Year Ended March 31, 2009, Compared with the Fiscal Year Ended March 31, 2008

Our net income was $20 million for the fiscal year ended March 31, 2009. This included a $3.1 million surplus arising from the revaluation of the conversion feature embedded in the convertible note issued in December 2007, as required by FAS133 (now known as ASC 815). Excluding this revaluation surplus, our net income was $16.9 million, which was 19.9% above our net income of $14.1 million (excluded $3.4 million revaluation surplus) for the fiscal year ended March 31, 2008. Our growth in net income primarily resulted from growth in our sales volume of our products. Shining Essence continued to be our best selling product. We have enjoyed strong growth in demand for many products such as Shining Essence Stomach Protection and Shining Probiotics Protein Powder, which outpaced that of Shining Essence. In addition, new product sales now account for 18.5% of our sales revenue during the year ended March 31, 2009 (15.6% in the year ended March 31, 2008). As a result, the percentage of sales revenue attributable to Shining Essence has been diluted to only 40% of our total sales revenue in the year ended March 31, 2009 (49% in the year ended March 31, 2008).

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

Net sales of $54,197,082 for the fiscal year ended March 31, 2009, were 28.1% above the net sales of $42,321,111 for the fiscal year ended March 31, 2008. The increase was mainly attributable to increased sales volume and increases in average selling prices due to changes in sales mix.

The contributions of each product as a percentage of invoiced value on sales for the year ended March 31, 2009, and 2008, respectively, are summarized below. New product sales (including Stomach Protection, Protein Powder, and others) now account for 18.5% of our sales revenue for the year ended March 31, 2009. While the sales revenues of Essence and Signal capsules have remained stable, their percentage contributions to our sales revenue have been diluted by increases in new product sales.

	Year ended March 31,
	2009	2008
Retail	91.7%	99.0%
Bulk additives	8.3%	1.0%
	100.0%	100.0%

Unit volume and unit prices comparatives (on the invoiced value of sales) for 2009 and 2008 are summarized below.

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2009			2008
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Retail	7%	3%	10%	9%	21%	32%
Bulk additives	850%	-%	850%	100%	100%	100%

Cost of sales

Cost of sales for the year ended March 31, 2009, was $16,197,267 compared with $12,310,092 for the year ended March 31, 2008. The increase in cost of sales was primarily caused by increased packaging cost during the fiscal year 2009.

Unit volume and unit costs comparatives for the year ended March 31, 2009, and 2008, are summarized below.

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2009			2008
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Retail	7%	3%	10%	9%	17%	28%
Bulk additives	850%	(10)%	765%	100%	100%	100%

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

General and administrative expenses

General and administrative expenses were $6,246,482 or 11.5% of net sales for the year ended March 31, 2009, compared with 4,826,473 or 11.4% of net sales for the year ended March 31, 2008. The increase in general and administrative expenses was due to additional research costs of $1,035,314 related to the development and launching of new products, and staff and administrative costs incurred in connection with the construction of the new plant.

Other Income

Other income mainly comprised exchange gain of $1.51 million for the fiscal year ended March 31, 2009. For the fiscal year ended March 31, 2008, other income consisted of exchange gain of $0.4 million.

Provision for income taxes

Provision for income taxes was $5.16 million and $4.94 million for the fiscal years ended March 31, 2009, and 2008, respectively. The increase in income tax payable is attributable to an increase in operating profit.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For fiscal years 2009 and 2008, we had only one reporting segment—the probiotic products as a health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Liquidity and Capital Resources

We had cash of $155.6 million and working capital of $145.3 million as of March 31, 2010, and cash of $70.8 million and working capital of $55.0 million as of March 31, 2009. Cash generated from operations was $28.2 million for the fiscal year ended March 31, 2010, and $23.1 million for the fiscal year ended March 31, 2009.

Our business is not capital or labor intensive. Typically, 60% of our sales take place in the second half of the fiscal year. Since our customers have historically been large distributors with whom we have done business for a number of years, our cash flows from our existing business have been, and we expect them to continue to be, fairly reliable.

We had capital expenditures totaling $13.8 million for the year ended March 31, 2010, primarily on building the new plant.  We spent $17.5 million on fixed assets in fiscal year 2009.

Our current primary facility commenced operations in 2000 in Pudong, Shanghai. With the increases in sales volume in the last couple of years, we are reaching our production capacity. We are constructing a new plant with an overall project size of $46 million in Qingpu, Shanghai. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and will cost approximately $28 million, $23 million of which was paid by 2010, and the balance is scheduled to be paid by the end of calendar year 2010. All equipment for production of Phase 1 is in place. The Phase 1 facility started commercial production in February 2010. In Phase 1, there is research and development equipment to be purchased, and some unfinished construction will be done in calendar year 2010. Phase 1 is expected to be complete by December 2010. Phase 2 commenced in December 2009 and is expected to cost $18 million, which is scheduled to be paid in fiscal year 2011.

We had net cash of $70 million generated from financing activities in fiscal year 2010. We did not have cash generated from financing activities in fiscal year 2009.  Details on our financing activities for the two fiscal years are as follows:

	Years ended March 31,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance to director	$3,113,900	-
Proceeds from issue of common stock	$74,906,572	-
Repayment from a director	$(7,908,948)	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	$70,111,524	-

On December 11, 2007, we issued a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010. The principal amount of the Note is convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date. If the Note is not converted at maturity, we will redeem the Note at a price that gives a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into common stock if the Group achieves a net income of $60 million in fiscal year 2010. Since our net income in fiscal year 2010 is below $60 million, the mandatory conversion will not be implemented. Net proceeds of the Note are being used to fund the 150-metric-ton-per-year manufacturing facility.

On October 5, 2009, the Company closed an underwritten public offering of 4,600,000 shares of its common stock at a price of $15.00 per share. On October 26, 2009, an additional 690,000 shares were sold pursuant to the exercise of an over-allotment option at the same price. Net proceeds of the offering, including the over-allotment, after deducting underwriting discounts, and offering expenses, were approximately $74.9 million. The Company expects to use the net proceeds from the offering for general corporate purposes, and may also use a portion of the net proceeds to acquire or invest in businesses and products that are complementary to our own. Currently, the company keeps the net proceeds in the form of cash or cash equivalents.

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

Our current facility commenced operations in 2000. With the increases in sales volume in the last couple of years, we are reaching our production capacity. We have started to construct a new plant with an overall project size of $46 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and is estimated to cost $28 million, $23 million of which was paid by fiscal year 2010, and the balance is scheduled to be paid by the end of calendar year 2010.

All equipment for production of Phase 1 is in place. The Phase 1 facility started commercial production in February 2010. In Phase 1, there is research and development equipment to be purchased, and some unfinished construction will be done in calander year 2010. Phase 1 is expected to be complete by December 2010. Phase 2 commenced in December 2009 and is expected to cost $18 million, which is scheduled to be paid in fiscal year 2011.

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

On December 11, 2007, we issued a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010. The principal amount of the Note is convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date. If the Note is not converted at maturity, we will redeem the Note at a price that gives a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into common stock if the Group achieves a net income of $60 million in fiscal year 2010. Since our net income in fiscal year 2010 is below $60 million, the mandatory conversion will not be implemented. Net proceeds of the Note are being used to fund the 150-metric-ton-per-year manufacturing facility.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the fiscal years ended March 31, 2010 and 2009.

Seasonality

Typically, 60% of our sales take place in the second half of the fiscal year because many of our customers purchase our products to give as gifts during the Chinese festivals that occur during this time of the year. While it is still too early to tell, we expect that our bulk additives sales will not be seasonal in nature because the bulk products are purchased by food manufacturers consistently over the year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations and commercial commitments over various future periods as of March 31, 2010.

Contractual	Payment due by period (as of March 31, 2010)
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations (1)	$2,938,266	$2,938,266	$-	-	-
Operating Lease Obligations (1)	439,026	397,869	41,157	-	-
Purchase Obligation (2)	20,629,531	20,629,531	-	-	-
Other Obligation	645,480	616,140	29,340	-
Long-term Loan (3)	25,000,000	25,000,000	-	-	-
Total	$49,652,203	$49,581,806	$70,497	-	-

(1) See note 15 to our consolidated financial statements in this Annual Report.
(2) Estimated contractual purchases with suppliers as of March 31, 2010.
(3) See note 17 to our consolidated financial statement in this Annual Report.

Critical Accounting Policies

This MD&A discusses our consolidated financial statements for the fiscal years ended March 31, 2010, and 2009. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We also have never experienced situations causing us to cast doubt on the ability of our customers to make required payments. The balance of our allowance for doubtful accounts has always been zero. We had trade receivables totaling $21,008,664 as of March 31, 2010, and $14,428,382 as of March 31, 2009, and a zero balance for allowance for doubtful accounts. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this 10-K, and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

Use of estimates as applied to potential penalties for the late payment of taxes

Our principal operations are in the PRC. Business enterprises established in the PRC are subject to income taxes and value added taxes under PRC tax laws and regulations unless they have exemptions. We have made tax payments to the PRC tax authorities since 2005. We believe that our operations in the PRC were exempted from income taxes and value added taxes for all prior years because we had been recognized by the local government as an advanced technology enterprise. However, we have never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in the PRC. As a result, there is no way to ascertain the position that may be taken by the relevant PRC tax authorities in the future. Accordingly, our financial statements contain full provisions for all applicable tax liabilities for all prior calendar years. Such provisions for tax liabilities will be reversed out of the financial statements at the appropriate point in the future.

According to PRC tax regulations, our overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of taxes payable, which amounts to from $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of March 31, 2010, 2009, and 2008. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48 (now known as ASC 740), the Group has reserved for the surcharges payable for the fiscal years 2010 and 2009. We consider it is more likely than not that the associated penalty will not need to be paid.

Recent Accounting Pronouncements

See Note 3 of the March 31, 2010 Consolidated Financial Statements. Other new pronouncements issued, but not yet effective until after March 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income,” and potentially result in transaction gains or losses, which are included in our earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010, 2009, AND 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of
China-Biotics, Inc.

We have audited the accompanying consolidated balance sheets of China-Biotics, Inc. as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China-Biotics, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public company Accounting Oversight Board (United States), China-Biotics, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2010 expressed an unqualified opinion thereon.

BDO Limited

Hong Kong, June 14, 2010

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	Note	March 31, 2010	March 31, 2009
ASSETS
Current assets
Cash and cash equivalents		$155,579,371	$70,824,041
Accounts receivable, net		21,008,664	14,428,382
Other receivables		791,907	6,493
Inventories	6	1,100,707	563,853
Amount due from a director	7	2,367,892	-
Prepayments		1,104,149	1,547,582
Total current assets		$181,952,690	$87,370,351
Land use right	8	$1,797,082	$1,832,216
Property, plant and equipment, net	9	$48,886,077	$31,247,623
Deferred tax assets		$298,833	$354,157
Total assets		$232,934,682	$120,804,347
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		$5,850,988	$2,909,898
Tax payables	10	28,989,337	25,528,447
Amount due to a director	7	-	2,380,007
Other payables and accruals		1,815,487	1,517,753
Convertible note, net of discount of $2,853,094 as of March 31, 2010	17	$22,146,906	-
Embedded derivatives	17	$14,797,000	-
Interest payable		$3,156,035	-
Total current liabilities		$76,755,753	$32,336,105
Non-current liabilities
Convertible note, net of discount of $6,000,054 as of March 31, 2009	17	$-	$18,999,946
Embedded derivatives	17	-	2,660,000
Interest payable		-	1,411,942
Total non-current liabilities		$-	$23,071,888
Commitments and contingencies
Stockholders' equity:
Preferred stock (par value of $0.01, 10,000,000 shares authorized, none issued)		$-	$-
Common stock (par value of $0.0001, 100,000,000 shares authorized, 41,461,004 shares issued and 17,080,000 outstanding as of March 31, 2009 and 46,751,004 shares issued and 22,370,000 outstanding as of March 31, 2010)		4,675	4,146
Additional paid-in capital		82,769,074	7,863,031
Retained earnings		65,441,994	49,794,033
Treasury stock at cost (24,381,004 shares)	11	(2,438)	(2,438)
Accumulated other comprehensive income		4,939,830	4,711,788
Capital and statutory reserves	12	3,025,794	3,025,794
Total stockholders' equity		$156,178,929	$65,396,354
Total liabilities and stockholders' equity		$232,934,682	$120,804,347

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

		Years ended March 31,
	Note	2010	2009	2008
Net sales		$81,363,973	$54,197,082	$42,321,111
Cost of sales		(24,070,203)	(16,197,267)	(12,310,092)
Gross profit		$57,293,770	$37,999,815	$30,011,019
Operating expenses:
Selling expenses		$(13,535,225)	$(11,563,012)	$(6,869,109)
General and administrative expenses		(4,872,678)	(3,016,694)	(2,631,999)
Research and development costs		$(3,665,380)	$(3,229,788)	$(2,194,474)
Other income		60,178	1,592,773	431,844
Total operating expenses		$(22,013,105)	$(16,216,721)	$(11,263,738)
		$35,280,665	$21,783,094	$18,747,281
Other income and expenses:
Changes in the fair value of embedded derivatives		$(12,137,000)	$3,092,000	$3,366,000
Interest income		292,644	254,183	365,594
Total other (expenses) income		$(11,844,356)	$3,346,183	$3,731,594
Income before taxes		$23,436,309	$25,129,277	$22,478,875
Provision for income taxes	10	(7,788,348)	(5,162,388)	(4,936,631)
Net income		$15,647,961	$19,966,889	$17,542,244

Earnings per share:
Basic and diluted	4	$0.80	$1.17	$$1.03
Shares used in the computation of earnings per share:
Basic and diluted	4	19,605,589	17,080,000	17,080,000

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Capital & Statutory Reserves	Total

Balance- March 31, 2007	41,461,004	$4,146	$7,863,031	$12,284,900	$(2,438)	$734,574	$3,025,794		$23,910,007
Comprehensive income:
Net income	-	$-	$-	$17,542,244	$-	$-	$-		$17,542,244
Other comprehensive income:
Foreign currency translation adjustments	-	$-	$-	$-	$-	$2,943,016	$-		$2,943,016
Total comprehensive income									$20,485,260

Balance- March 31, 2008	41,461,004	$4,146	$7,863,031	$29,827,144	$(2,438)	$3,677,590	$3,025,794		$44,395,267
Comprehensive income:
Net income	-	$-	$-	$19,966,889	$-	$-	$-		$19,966,889
Other comprehensive income:
Foreign currency translation adjustments	-	$-	$-	$-	$-	$1,034,198	$-		$1,034,198
Total comprehensive income									$21,001,087

Balance- March 31, 2009	41,461,004	$4,146	$7,863,031	$49,794,033	$(2,438)	$4,711,788	$3,025,794		$65,396,354
Issuance of common stock	5,290,000	529	74,906,043						74,906,572
Comprehensive income:
Net income	-	$-	$-	$15,647,961	$-	$-	$-		$15,647,961
Other comprehensive income:
Foreign currency translation adjustments	-	$-	$-	$-	$-	$228,042	$-		$228,042
Total comprehensive income								$

Balance- March 31, 2010	46,751,004	$4,675	$82,769,074	$65,441,994	$(2,438)	$4,939,830	$3,025,794		$156,178,929

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Years ended March 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,647,961	$19,966,889	$17,542,244
Adjustments for:
Change in fair value of convertible notes	12,137,000	(3,092,000)	(3,366,000)
Loss on disposal of property, plant and equipment	-	30,022	-
Depreciation	1,947,951	1,768,127	999,148
Change in deferred tax	55,850	(354,197)	-
(Increase)/Decrease in accounts receivable	(6,529,223)	(920,958)	2,261,918
Increase in accounts payable	2,915,868	43,042	1,036,521
Increase in inventories	(155,547)	(141,055)	(154,189)
(Increase)/Decrease in prepayments	(758,998)	540,677	(1,418,658)
Decrease in other receivables	203,369	-	-
Increase in tax payables	3,767,245	2,978,145	2,038,378
(Decrease)/Increase in other payables and accruals	(1,057,252)	2,248,135	422,113
NET CASH PROVIDED BY OPERATING ACTIVITIES	$28,174,224	$23,066,827	$19,361,475
CASH FLOWS FROM INVESTING ACTIVITIES
Sales proceeds from disposal of property, plant and equipment	$-	$-	$-
Payment of capital expenditures	-	(808,219)	-
Purchase of property, plant and equipment	(13,773,354)	(16,671,454)	(10,302,291)
NET CASH USED IN INVESTING ACTIVITIES	$(13,773,354)	$(17,479,673)	$(10,302,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of convertible note	$-	$-	$25,000,000
Cash advance from a director	3,113,900	-	-
Proceeds from issuance of common stock	74,906,572	-	-
Repayment and advance to a director	(7,908,948)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$70,111,524	$-	$25,000,000
Effect of exchange rate changes on cash	$242,937	$926,439	$3,259,239
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$84,755,331	$6,513,593	$37,318,423
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	70,824,041	64,310,448	26,992,025
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$155,579,372	$70,824,041	$64,310,448

Supplemental of disclosure cash flow information:
Interest paid	$1,005,885	$808,219	$-
Income tax paid	$5,329,205	$3,119,911	$3,034,435

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

On March 22, 2006, the Company entered into an agreement and completed a securities exchange transaction with Sinosmart Group Inc. (“SGI”) and the shareholders of SGI. The key terms of this agreement are: (i) SGI’s shareholders would collectively sell, transfer and deliver 14,287 SGI ordinary shares representing all SGI ordinary share issued and outstanding as of March 22, 2006, to the Company on March 22, 2006, and (ii) in exchange for the 14,287 SGI ordinary shares, the Company would issue to the SGI shareholders (and their designees) an aggregate of 15,980,000 shares of newly issued common stock on March 22, 2006. This transaction is hereafter referred to as the “share exchange.” As a result of the share exchange, the Company is no longer a mineral exploration stage company, and SGI’s business operations become the Company’s primary operations. SGI, through its wholly owned subsidiaries which are described below, is currently engaged in the research, development, production, marketing and distribution of probiotics products. These products contain live microbial food supplements which beneficially affect the host by improving its intestinal microbial balance.

In conjunction with the share exchange, the Company entered into an agreement to acquire 20,000,000 shares of its common stock from its former President, Mr. Stan Ford (the “Stan Ford Agreement”). The key terms of this agreement are: (i) Mr. Stan Ford would transfer 20,000,000 shares of the Company’s common stock he owned to the Company, and (ii) in exchange for these 20,0000,000 shares of the Company’s common stock, the Company would pay Mr. Stan Ford a sum of $5,000, and transfer to Mr. Ford all right, title, and interest of the Company in and to 726 shares of common stock issued by Diadem Resources Ltd. The value of investment in these 726 shares of Diadem Resources Ltd. common stock had been fully written off by the Company in its books and records in a previous year. These securities had a market value of $363 at the time the Stan Ford Agreement was executed. Because the Company’s management believed that Mr. Stan Ford would not have entered into the Stan Ford Agreement in the absence of the execution of the agreement for the share exchange, this transaction was considered as an integral part of the share exchange for the accounting purposes.

 SGI was incorporated in the British Virgin Islands on February 13, 2004. SGI’s original shareholders were Mr. Song Jinan, Ms. Yan Li, Mr. Huang Weida, and Ms. Yan Yihong (the “Original SGI Shareholders”). Ms. Kwok Kin Kwok became the sole shareholder of SGI on March 11, 2005, when she purchased 1000 shares of SGI (100% of the outstanding shares of SGI) from the Original SGI Shareholders. The SGI shares were sold to Ms. Kwok in order to comply with Chinese government regulation and to facilitate the future listing of China-Biotics stock outside of China. The temporary transfer of stock to a third party in this manner is a common practice in China.

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

On August 11, 2005, SGI entered into an agreement to acquire 100% of the outstanding Shining shares from the Original SGI Shareholders and Shengyuan in exchange for a total cash consideration of $2.27 million (RMB 18.35 million). Under the terms of this agreement, SGI agreed to make full payment of the consideration within three months after the transaction was approved by the relevant government authorities in the People’s Republic of China (“PRC”). On August 19, 2005, the transaction was approved by the Economic and Trade Bureau of the Pudong New District, Shanghai, PRC, and in October 2005, SGI made full payment of $2.27 million to the Original SGI Shareholders. In December 2005, SGI’s acquisition of Shining was consummated when a revised business license was issued to Shining as a Wholly Owned Foreign Corporation, signifying the formal recognition of SGI as Shining’s sole shareholder by the Chinese government authorities.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

Also on August 11, 2005, SGI and the Original SGI Shareholders entered into a supplemental agreement granting the Original SGI Shareholders the option to purchase an aggregate of 9,000 shares of SGI for $1.00 per share. No consideration was paid by the Original SGI Shareholders in exchange for the option. On October 25, 2005, the Original SGI Shareholders exercised the option and purchased 9,000 shares of SGI for an aggregate of $9,000. After exercise of the option, the Original SGI Shareholders owned 9,000 shares of SGI (90% of the outstanding SGI equity) and Ms. Kwok owned 1,000 shares of SGI (10% of the outstanding SGI equity).

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

The consolidated financial statements for China-Biotics, Inc. and its subsidiaries for the years ended March 31, 2010 and 2009 and the three years in the period ended March 31, 2010 are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of SGI, Shining, GSL, and GBS.

In preparing the consolidated financial statements presented herewith, all significant intercompany balances and transactions have been eliminated on consolidation.

The term “Group,” as used in these financial statements, refers to a group of companies comprising China-Biotics, SGI, Shining, GSL, and GBS.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

(c)  Foreign Currency Translations and Transactions

The Group uses the United States dollar (“U.S. dollars”) for financial reporting purposes.

SGI maintains its books and accounting records in Hong Kong Dollars (“HKD”), being the functional currency. HKD, the local currency of the Hong Kong Special Administrative Region, is the primary currency of the economic environment in which the operations of SGI are conducted. The HKD is therefore considered as SGI’s “functional currency.”

SGI’s wholly-owned subsidiaries, Shining, GSL, and GSL’s wholly-owned subsidiary, GBS, maintain theirs books and accounting records in Renminbi (“RMB”), being the functional currency. RMB, the national currency of the PRC, is the primary currency of the economic environment in which the operations of Shining, GSL, and GBS are conducted currently or to be conducted in the future. The RMB is therefore considered as the “functional currency” of Shining, GSL, and GBS.

SGI uses the “Current Rate Method” to translate its financial statements from HKD into U.S. Dollars, and to translate Shining’s, GSL’s, and GBS’s financial statements from RMB into U.S. Dollars, as required under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830 “Foreign Currency Matters” (Formerly, Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”).  The assets and liabilities of SGI, Shining, GSL, and GBS, except for the paid-up capital, are translated into U.S. Dollars using the rate of exchange prevailing at the balance sheet date. The paid-up capital is translated at the historical rate. Adjustments resulting from the translation of the balance sheets of SGI, Shining, GSL, and GBS from HKD and RMB into U.S. Dollars are recorded in stockholders' equity as part of accumulated comprehensive income. The statement of operations is translated at average rates during the reporting period. Gains or losses resulting from transactions in currencies other than the functional currencies are reflected in the statement of operations for the reporting periods. The statement of cash flows is translated at average rates during the reporting period, with the exception of issue of share and payment of dividends which are translated at the historical rates. Due to the use of different rates for translation, the figures in the statement of changes in cash flows may not agree with the differences between the year end balances as shown in the balance sheets.

(d)  Comprehensive Income

The Group has adopted ASC Topic 220 “Comprehensive Income” (Formerly, SFAS No. 130, “Reporting Comprehensive Income”). ASC 220 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. The Group has chosen to report comprehensive income in the statements of changes in stockholders’ equity. Comprehensive income comprised net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

(e)  Revenue Recognition

Sale of goods

We record revenue when the criteria of Staff Accounting Bulletin No. 104 "Revenue Recognition" (codified in FASB Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition") are met. We recognize revenue from the sale of goods when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the sales price is fixed or determinable; and (4) collectibility is reasonably assured. The customer takes title and assumes the risks and rewards of ownership of the products upon delivery of the products, which generally occurs at destination point. Sales are stated at invoiced value net of sales tax under the caption Net Sales in these financial statements. The sales tax was 0.63%, 0.62%, and 0.64% of the invoiced value for years ended March 31, 2010, 2009, and 2008, respectively.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

 (h)  Property, plant and equipment and land use right

Property, plant and equipment, and land use rights are recorded at cost and are stated net of accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Plant and equipment are depreciated at rates sufficient to write off their cost over their estimated useful lives on a straight-line basis. Leasehold improvements are depreciated over the lease term of the related leased properties. Depreciation relating to property, plant, and equipment used in production is used in our determination of gross profit. Land in the PRC is owned by the PRC government. The government in the PRC, according to PRC law, may sell the right to use the land for a specified period of time. Thus, all of the Group’s land purchases in the PRC are considered to be leasehold lands and classified as land use rights. They are amortized on a straight-line basis over the respective term of the right to use the land. The estimated useful lives of the assets are as follows:

Land use right	50 years
Plant and machinery	10 years
Office equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Lease term of related leased properties

Construction in progress includes project costs paid to third parties that are clearly associated with the acquisition, development, and construction of an asset and are capitalized as a cost of that project prior to the use of the assets. Such costs include the costs of construction, equipment, interest, legal and direct labor costs. These capitalized project costs are not subject to depreciation until the assets to which they are related are placed into production.

(i)  Impairment of Long-Lived Assets

In accordance with the provisions of ASC Topic 360, “Property, plant and equipment” (Formerly, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the Group's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business is determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. There was no impairment of long-lived assets for the periods presented in these financial statements.

(j)  Inventories

Inventories are stated at the lower of cost or market. Cost, which is calculated using the weighted average method, comprises all costs of purchases, costs of conversion, and other costs incurred in bringing the inventories to their present location and condition. Market value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date.

(k) Embedded derivatives

On December 11, 2007, the Company issued a 4% Senior Convertible Promissory Note in an amount of $25,000,000 (the “Note”), which is due on December 11, 2010. Pursuant to ASC Topic 815, “Derivatives and Hedging” (Formerly, SFAS No. 133 “Accounting For Derivatives Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivatives Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock”), the Company bifurcates the conversion options with a mandatory conversion feature (“embedded derivatives”) from the Note as the embedded derivatives are determined to be not clearly and closely related to the host contract. The embedded derivatives are recorded at fair value, mark-to-market at each reporting period, and are carried on a separate line in the balance sheet.

(l)  Treasury Stock

The Group treated common stock repurchased, but not yet canceled, as treasury stock. Treasury stock is reported in the balance sheets and statements of changes in stockholders’ equity with its par value charged to common stock, and with the excess of the purchase price over par, if any, first charged against any available additional paid-in capital and the balance charged to retained earnings.

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

(o)  Income Tax

The Group accounts for income tax under the provisions of ASC Topic 740 “Income Taxes” (Formerly, SFAS No. 109, “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforward. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. In addition, the Group is required to record all deferred tax assets, including future tax benefits of capital losses carried forward, and to record a "valuation allowance" for any deferred tax assets where it is more likely than not that the asset will not be realized.

Effective April 1, 2007, the Group adopted ASC 740-10 (Formerly, Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Group classifies interest and/or penalties related to unrecognized tax benefits as a component of income tax provisions. There is no material impact of ASC 740 on the Group’s consolidated financial statements.

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

(s)  Earnings Per Share

Basic earnings per share is computed in accordance with ASC Topic 260 “Earnings Per Share” (Formerly, SFAS No.128, “Earnings Per Share”), by dividing the net income by the weighted average number of outstanding common stock during the period. The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable. The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of common stock has been outstanding to the total time in that period.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

 (u)  Segment Reporting

  ASC Topic 280 “Segment Reporting” (Formerly, SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on one of the followings: (a) products and services, (b) geographical areas, (c) legal structure, (d) management structure, or (e) any other manner in which management disaggregates a company. The Group’s management has adopted the “products and services” approach for segment reporting.

  The Group’s management has adopted the “products and services” approach for segment reporting. For all periods covered by these financial statements, the Group:

(a)	had only one reportable segment - the probiotic products as a health supplement;

(b)	manufactured and sold the probiotic products in a single geographical area - the PRC;

(c)	delivered all its shipments to destinations within the PRC; and

(d)	had all its long-lived assets physically located in the PRC.

(v)  Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-08—Technical Corrections to Various Topics. This update’s purpose is to eliminate GAAP inconsistencies, update outdated provisions, and provide needed clarifications. The adoption of ASU No. 2010-08 will not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topics 855): Amendments to certain Recognition and Disclosure Requirements.” An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the ASC and the SEC’s requirements. In addition, the scope of the “reissuance” disclosure requirements is refined to include revised financial statements only. This update was effective February 24, 2010. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s financial statements.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value,” which is codified as ASC 820, “Fair Value Measurements and Disclosures.” This update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures–Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. The guidance provided in this update is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this update did not have a significant impact to the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles,” which is codified as ASC 105 (“ASC 105”). ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted ASC 105 for the year ended March 31, 2010. The adoption of this Statement will not impact the results of operations or financial position, as it only required disclosures. Beginning with this Annual Report on Form 10-K for March 31, 2010, and in all filings thereafter, references to Financial Accounting Standards that have been codified in the FASB Accounting Standards Codification have been replaced with references to the appropriate guidance in the Codification.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended March 31,
	2010	2009	2008
Earnings per share – Basic and Diluted
Income for the year	$15,647,961	$19,966,889	$17,542,244
Basic average common stock outstanding	19,605,589	17,080,000	17,080,000
Net earnings per share	0.80	1.17	1.03

	Years ended March 31,
	2010	2009	2008
Earnings per share – Diluted
Income for the year	$15,647,961	$19,966,889	$17,542,244
Change in fair value of embedded derivatives	-	-	-
	$15,647,961	$19,966,889	$17,542,244
Basic average common stock outstanding	19,605,589	17,080,000	17,080,000
Diluted effect from embedded derivates	-	-	-
Diluted average common stock	19,605,589	17,080,000	17,080,000
Net earnings per share	*1.28	*1.17	*1.03

Basic earnings per share is computed in accordance with SFAS No. 128 (now know as ASC 260), “Earnings Per Share,” by dividing the net income by the weighted average number of outstanding common stock during the period.  The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable.  The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of common stock has been outstanding to the total time in that period.

* The effect of embedded derivatives was not included for the computation of diluted earnings per share for the year ended March 31, 2010, 2009 and 2008 as inclusion would be anti-dilutive.

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

As of March 31, 2010 and 2009, the Group had cash deposits of $155.58 million and $70.82 million placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the years ended March 31, 2010 and 2009, all of the Group’s sales arose in the PRC. In addition, all accounts receivable as at March 31, 2010 and 2009, also arose in the PRC.

(c) Concentration of Customers

A substantial percentage of the Group’s sales are made to a small number of customers that accounted for more than 10% of total gross sales. For the year ended March 31, 2010, there is one customer that accounted for 13% of our sales revenue.  For the year ended March 31, 2009, there is one customer that accounted for 11.5% of our sales revenue.  For the year ended March 31, 2008, there are two customers that accounted for 15.5% and 10.5% of our sales revenue. As of March 31, 2010, there is one customer that accounted for 15% of our accounts receivable. As of March 31, 2009, there is no customer that accounted for more than 10% of our accounts receivable.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

6.     INVENTORIES

The inventories consisted of the following:

	March 31, 2010	March 31, 2009

Raw materials	$513,554	$343,011
Work-in-progress	22,580	143,966
Finished goods	564,573	76,876
	$1,100,707	$563,853

7.	AMOUNT DUE FROM/TO A DIRECTOR

As of March 31, 2010, the amount due from a director, Mr. Song Jinan, represented advances to him for the business interest of the Company. The amount was unsecured, interest-free and will be returned to the Company on the expiration of the business interest or no later than June 30, 2010.

As of March 31, 2009, the amount due to a director, Mr. Song Jinan, represented temporary advances to the Company which was unsecured, interest-free and repayable on demand.

8.     LAND USE RIGHT

The land use right consisted of the following:

	March 31, 2010	March 31, 2009

Land use right	$1,881,207	$1,878,643
Less: Accumulated amortization	(84,125)	(46,427)
	$1,797,082	$1,832,216

A subsidiary of the Company operating in Shanghai, the PRC owns factory buildings on certain state-owned land in the PRC and has been assigned the land use right for a period of 50 years since January 15, 2008.

Amortization expense amounted to $37,698, $46,427 and $0 for the years ended March 31, 2010, 2009, and 2008, respectively.

The land use right was pledged to a bank as a credit guarantee for RMB30 million.  It is primarily a performance bond for a significant event in Shanghai.

9.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	March 31, 2010	March 31, 2009

Plant and machinery	16,718,856	7,510,635
Office equipment	3,726,978	3,565,390
Motor vehicles	341,773	245,989
Leasehold improvements	2,932,937	2,422,575
	$23,720,544	$13,744,589
Less: Accumulated depreciation	(8,324,180)	(6,413,927)
	15,396,364	7,330,662
Construction in progress	33,489,713	23,916,961
	$48,886,077	$31,247,623

Depreciation expense amounted to $1,910,316, $1,721,700 and $999,148 for the years ended March 31, 2010, 2009 and 2008, respectively.

The construction in process consisted primarily of constructions of a research and development center and other ancillary facilities in Qingpu, and an office building, which will be used as our corporate headquarters. We expect the office building for our corporate headquarters will be ready for use by the end of September 2010.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

10.   TAX PAYABLES

Tax payables consisted of the following:

	March 31, 2010	March 31, 2009

Value added tax and other taxes	$6,946,939	$5,949,853
Income tax	4,393,520	4,120,961
Surcharge	13,699,611	11,513,750
Dividends withholding tax	3,949,267	3,943,883
	$28,989,337	$25,528,447

Pursuant to the Provisional Regulation of PRC on Value Added Tax, or VAT, and their implementing rules, all entities and individuals that are engaged in the sale of goods are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

The Group has its principal operations in the PRC. Business enterprises are subject to income taxes and VAT under PRC tax laws and regulations unless they have exemptions. It has been the belief of the Group’s management that its PRC operations from 1999 to 2004 were exempted from income taxes and VAT as these operations were considered by the local government as "high technology" company. The Group, however, has never received a written confirmation from the appropriate tax authorities for the tax exemption status of its PRC operations. The Group has taken the initiative to make tax payments to the PRC authorities for the calendar year 2005 and subsequent years and accrued for all applicable tax liabilities.

According to PRC tax regulations, overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes, which is calculated on the basis of 0.5 times to five times the amount of overdue tax liabilities. This amounts to $4.9 million (if calculated based on 0.5 times the taxes payable) to $49 million (if calculated based on five times the amount of taxes payable) as of March 31, 2010 and 2009. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. The Group has reserved for the surcharges payable for fiscal year 2010, 2009 and 2008.  We consider it more likely than not that the associated penalty will not need to be paid.

The income/(loss) generated in the United States, the British Virgin Islands and the PRC before income taxes during the periods as presented in these financial statements are summarized as follows:

	Years ended March 31,
	2010	2009	2008

(Loss)/income in the United States before income taxes	$(13,801,657)	$2,371,750	$2,352,418
(Loss)/income in the British Virgin Islands before income taxes	(92,017)	467,060	741,590
Income in the PRC before income taxes	37,329,983	22,290,467	19,384,867
	$23,436,309	$25,129,277	$22,478,875

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The provision for income tax relating to the periods as presented in these financial statements is summarized as follows:

	Years ended March 31,
	2010	2009	2008

Current	$7,732,498	$5,516,585	$4,936,631
Deferred	55,850	(354,197)	-
	$7,788,348	$5,162,388	$4,936,631

 The Group has its principal operations in the PRC and is subject to a PRC Enterprise Income Tax rate of 25% in calendar years 2010, 2009 and 2008.

However, one of the PRC subsidiaries of the Group, Shining located in the Shanghai Jinqiao special economic zone is awarded the status of “high technology” enterprise for the calendar year 2007 till 2010.  Hence Shining enjoys a preferential income tax of 15%, which represents a tax concession of 10% in the years 2009 and 2008.

Another newly set up PRC subsidiary of the Group, GBS, is located in Qingpu and has a similar business and operation as Shining, but with a larger production scale.  GBS is exempted from PRC Enterprise Income Tax for two years starting from calendar year 2008, followed by 50% tax exemption for the next three calendar years, from 2010 to 2012. There is no financial effect from the tax holiday as GBS did not generate any assessable profit in 2008, 2009 and until its commencement of business in 2010.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Years ended March 31,
	2010	2009	2008

Computed tax at statutory rate ( 25%)	$5,864,540	$6,282,319	$6,516,115
Fair value change and expenses not deductible for tax purpose	5,380,813	37,313	-
Revenue not subject to tax	(6,048)	(1,391,155)	(722,405)
Effect of different tax rate in other jurisdiction	(1,908,043)	213,458	211,718
Valuation allowance	-	972,890	41,772
Tax concession	(4,000,909)	(2,406,219)	(2,956,494)
Surcharge at 0.05% per day on accrued taxes	2,159,225	2,152,866	1,845,925
Under-provision of deferred tax assets in respect of prior years	298,770	28,979	-
Over-provision of income tax in respect of prior years	-	(891,297)	-
Under-provision of U.S. federal income tax	-	163,234	-
Total provision for income tax at effective rate	$7,788,348	$5,162,388	$4,936,631

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

  As at March 31, 2010, the Company's PRC subsidiaries have incurred tax losses which can be carried forward to a maximum of 5 years of approximately $1,248,724 (2009: $1,339,001, 2008: $1,202,649).

	Year ended March 31,
	2010	2009	2008
Deferred tax assets:
Net operating loss carryforward	$298,833	$1,567,564	$240,477
Less: Valuation allowance	-	(1,213,367)	(240,477)

Net deferred tax assets	$298,833	$354,197	$-

11.  TREASURY STOCK

On March 22, 2006, the Company repurchased 24,381,004 common stock of the Company with a total cost of USD $2,438 under the approval of the Board of Directors. The Company recorded the entire purchase price of the treasury stock as a reduction of equity. The Company has made no additional purchases of common stock during the year ended March 31, 2010.

12.  CAPITAL AND STATUTORY RESERVES

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

13.  ADVERTISING COSTS

Advertising costs, which were charged to expense, amounted to $2,792,656, $2,835,064 and $2,647,140 for the years ended March 31, 2010, 2009 and 2008, respectively.

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

	Years ended March 31,
	2010	2009	2008

Charges referred to above	$2,523,605	$2,347,242	$1,759,540

15.   COMMITMENTS

(a)  Operating Leases

As of March 31, 2010, future minimum lease payments under non-cancellable operating leases for office, warehouse and retail shops were as follows:

March 31, 2010

Payable within
the next twelve months	$397,869
the next 13th to 24th months	41,157
the next 25th to 36th months	-
the next 37th to 48th months	-
the next 49th to 60th months	-
Thereafter	-

$439,026

Rental expense, which was charged to expense, amounted to $3,906,098, $3,363,300, $990,300 for the years ended March 31, 2010, 2009 and 2008, respectively.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

(b)  Capital commitments

GSL entered into the agreements with the contractors to construct a plant consisting of bulk manufacturing facilities in the Shanghai Qingpu Industrial Park District. The amount of future payment were $2,931,822 which was contracted, but not provided for as of March 31, 2010; Shining also entered into the agreement with the contractors to renovate the existing R&D facility in Shanghai Qinqiao, the amount of future payment were $6,444 which was contracted, but not provided for as of March 31, 2010.

(c) Purchase obligations

The Group entered into the agreements with the suppliers to purchase raw materials and packing materials. The amount of future payment is $20,629,531 which was contracted, but not provided for as of March 31, 2010.

(d) Other obligations

The Group entered into an agreement with a university to perform research and development. The amount of future payment is $645,480 which was contracted, but not provided for as of March 31, 2010.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

16.  RELATED PARTY TRANSACTIONS

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

17.   CONVERTIBLE NOTES

On December 11, 2007, the Company sold a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010, to Pope Investments II LLC, an affiliate of Pope Investments, LLC, in a private placement. In connection with the sale, the Company entered into an Investment Agreement and a Registration Rights Agreement. In addition, Mr. Song Jinan, the Company’s Chief Executive Officer, Chairman, and largest stockholder, entered into a Guaranty Agreement and a Pledge Agreement pursuant to which Mr. Song agreed to guaranty the Company’s obligations under the Note and to secure such guaranty with a pledge of 4,000,000 shares of China-Biotics common stock owned by Mr. Song. The principal amount of the Note is convertible into shares of the Company’s common stock at an exercise price of $12.00 per share at any time until the maturity date subject to adjustment for subdivision or combination of the Company’s common stock and similar events. If the Note is not converted at maturity, the Company will redeem the Note to provide Pope Investments II LLC with a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into the Company’s common stock if the Group achieves a net income of $60 million in fiscal year 2010. Since our net income in fiscal year 2010 is below $60 million, the mandatory conversion will not be implemented.  Pope Investments II LLC may declare the outstanding principal amount and any accrued but unpaid interest, calculated at a rate of 10% per annum, to be immediately due and payable upon an event of default, including non-payment of obligations under the Note, bankruptcy or insolvency, or failure to perform any covenant set forth in the Note or Investment Agreement. Pursuant to the Investment Agreement the Company has secured payment of obligations under the Note with a pledge of 100% of the stock of SGI to Pope Investments II LLC.

Net proceeds of the note are being used to fund the construction of the 150-metric-ton-per-year manufacturing facility and for other capital expenditures.

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

On April 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (Formerly, SFAS No.157 “Fair Value Measurements”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of ASC 820 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of ASC 820, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year.

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

As of March 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including the embedded derivatives related to the Note issued in 2007. The fair value of the embedded derivatives was determined using the following inputs in accordance with ASC 820 at March 31, 2010:

	Fair Value Measurements as at March 31, 2010
	Balance at March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Embedded derivatives – conversion right	$14,797,000	$-	$-	$14,797,000

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from April 1, 2009 to March 31, 2010:

Embedded derivatives – conversion right
Balance at April 1, 2009	$2,660,000
Adjustment to fair value included in earnings	12,137,000
Balance at March 31, 2010	$14,797,000

The embedded derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The estimated fair value of the embedded derivatives as of March 31, 2010, 2009, and 2008 was $14,797,000, $2,660,000, and $5,752,000, respectively. The change in the fair value of the embedded derivatives amounted to $12,137,000, $3,092,000 and $3,366,000 for the year ended March 31, 2010, 2009, and 2008 were charged to the consolidated statement of operations.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The fair value of the embedded derivatives was determined using the Binomal Model based on the following assumptions:

	Year ended March 31,
	2010	2009	2008

Risk-free rate of return	0.3%	0.5%	1.7%
Time to expiration	0.75 years	1.67 years	2.66 years
Volatility rate	68%	69%	65%
Dividend yield	—	—	—

For the year ended March 31, 2010, 2009, and 2008 the Note interest amounted to $11,727,789, $5,836,737, and $1,051,388 was capitalized under construction in progress.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our quarterly consolidated financial results are as follows:

	Three months ended
	June 30,	September 30,	December 31,	March 31,
	2009	2009	2009	2010
Net sales	$15,412,462	$17,148,659	$23,294,321	$25,508,531
Gross profit	10,913,789	12,168,036	16,514,160	17,697,785
Net income/(loss)	5,767,749	(3,483,066)	10,479,082	2,884,196
Basic earnings/(loss) per share	$0.34	$(0.20)	$0.48	$0.13
Diluted earnings/(loss) per share	$0.34	$(0.20)	$0.32	$0.13

	Three months ended
	June 30,	September 30,	December 31,	March 31,
	2008	2008	2008	2009
Net sales	$11,370,657	$11,495,249	$15,810,111	$15,521,065
Gross profit	8,111,988	8,032,396	11,226,740	10,628,691
Net income	3,236,750	4,472,120	5,668,887	6,589,132
Basic and diluted earnings per share	$0.19	$0.26	$0.33	$0.39

19.	PUBLIC OFFERING

On October 5, 2009, the Company closed an underwritten public offering of 4,600,000 shares of its common stock at a price of $15.00 per share. On October, 26, 2009, an additional 690,000 shares were sold pursuant to the exercise of an over-allotment option at the same price. Net proceeds of the offering, including the over-allotment, after deducting underwriting discounts, and offering expenses, were approximately $74.9 million. The Company expects to use the net proceeds from the offering for general corporate purposes and may also use a portion of the net proceeds to acquire or invest in businesses and products that are complementary to our own.  Currently, the Company keeps the net proceeds in the form of cash or cash equivalents.

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

20.	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date March 31, 2010 through the issue date of this Form 10-K and concluded that no subsequent events have occurred that require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

CHINA-BIOTICS, INC.
SCHEDULE I – CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
BALANCE SHEETS
(Amounts expressed in US Dollars)

	March 31, 2010	March 31, 2009

ASSETS

Property, plant and equipment and land use right	$11,727,790	$5,836,737
Investment in immediate subsidiary - Sinosmart Group Inc.	185,337,140	83,528,369

Total assets	$197,064,930	$89,365,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accruals	$622,826	$733,630
Tax payables	163,234	163,234
Convertible note, net of discount of $2,853,094 as of March 31, 2010	22,146,906	-
Embedded derivatives	14,797,000	-
Interest payable	3,156,035	-
Total current liabilities	$40,886,001	$896,864
Non-current liabilities
Convertible note, net of discount of $6,000,054 as of March 31, 2009	$-	$18,999,946
Embedded derivatives	-	2,660,000
Interest payable	-	1,411,942
Total non-current liabilities	$-	$23,071,888

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock	$2,237	$1,708
Additional paid-in capital	82,769,074	7,863,031
Retained earnings	65,441,994	49,794,033
Accumulated other comprehensive income	4,939,830	4,711,788
Capital and statutory reserves	3,025,794	3,025,794

Total stockholders’ equity	$156,178,929	$65,396,354

Total liabilities and stockholders’ equity	$197,064,930	$89,365,106

The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.
SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Year ended March 31,
	2010	2009	2008

Changes in fair value of embedded derivatives	$(12,137,000)	$3,092,000	$3,366,000
Other expenses	(1,692,745)	(747,365)	(1,013,582)
Tax expenses	-	(163,234	-
Total other (expenses)/ income	(13,829,745)	2,181,401	2,352,418
Equity in earnings of subsidiary	29,477,706	17,785,488	15,189,826
	$15,647,961	$19,966,889	$17,542,244

Earnings per share:
Basic and diluted	$0.80	$1.17	$1.03
Weighted average shares outstanding
Basic and diluted	19,605,589	17,080,000	17,080,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.
SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts expressed in US Dollars)

	Common Stock
			Additional			Accumulated	Capital &
		Par value	Paid-in	Retained	Treasury	Comprehensive	Statutory
	Shares	$0.0001	Capital	Earnings	Stock	Income	Reserves	Total
Balance- March 31, 2007	41,461,004	$4,146	$7,863,031	$12,284,900	$(2,438)	$734,574	$3,025,794	$23,910,007
Comprehensive income:
Net income				17,542,244				17,542,244
Other comprehensive income:
Foreign currency translation adjustments						2,943,016		2,943,016
Total comprehensive income								20,485,260
Balance- March 31, 2008	41,461,004	$4,146	$7,863,031	$29,827,144	$(2,438)	$3,677,590	$3,025,794	$44,395,267
Comprehensive income:
Net income				19,966,889				19,966,889
Other comprehensive income:
Foreign currency translation adjustments						1,034,198		1,034,198
Total comprehensive income								21,001,087
Balance- March 31, 2009	41,461,004	$4,146	$7,863,031	$49,794,033	$(2,438)	$4,711,788	$3,025,794	$65,396,354
Issuance of share capital	5,290,000	529	74,906,043					74,906,572
Comprehensive income:
Net income				15,647,961				15,647,961
Other comprehensive income:
Foreign currency translation adjustments						228,042		228,042
Total comprehensive income
Balance- March 31, 2010	46,751,004	$4,675	$82,769,074	$65,441,994	$(2,438)	$4,939,830	$3,025,794	$156,178,929

CHINA-BIOTICS, INC.
SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Year ended March 31,
	2010	2009	2008

Cash flow from operating activities:

Net income	$15,647,961	$19,966,889	$17,542,244
Adjustments for:
Equity in undistributed net income of subsidiary	(27,674,157)	(17,771,753)	(14,176,244)
Changes in fair value of embedded derivatives	12,137,000	(3,092,000)	(3,366,000)
Increase/(Decrease) in accruals	(110,804)	733,630	-
Increase/(Decrease) in tax payables	-	163,234	-

Net increase in cash and cash equivalents balances	$-	$-	$-

Cash and cash equivalents balances at beginning of year	-	-	-

Cash and cash equivalents balances at end of year	$-	$-	$-

Supplemental disclosure of non-cash information:
Cash transactions received or paid on behalf by a subsidiary
Proceeds from issuance of share capital	$74,906,572	$-	$-
Proceeds from issuance of convertible note	$-	$-	$25,000,000
Interest paid for convertible note	$1,005,182	$808,219	$-
Capitalisation of amortised convertible note discount and interest	$5,891,053	$4,785,349	$1,051,388

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

Management conducted its evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of March 31, 2010.  Based on this assessment, the principal executive officer and principal financial officer believe that as of March 31, 2010, the Company’s internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by BDO Limited, the Company’s independent registered public accounting firm, as stated in their report, which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of
China-Biotics, Inc.

We have audited China-Biotics, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). China-Biotics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, China-Biotics, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China-Biotics, Inc. as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010 and our report dated June 14, 2010 expressed an unqualified opinion thereon.

BDO Limited

Hong Kong, June 14, 2010

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, and Key Employees and Advisors

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. We also seek directors who possess the qualities of integrity and candor, personal and professional ethics, commitment to understanding the Company's business, industry knowledge and contacts, leadership, strong analytical skills, and the willingness to engage management and each other in a constructive and collaborative fashion. We also seek directors who have the ability and commitment to devote significant time and energy to service on the board of directors and its committees. We believe that all of our directors meet the foregoing qualifications.

The criteria described above are used as guidelines to evaluate the experience, qualifications, skills and diversity of our current and potential board members.  With respect to diversity, certain of our directors have strong scientific backgrounds that are relevant to our industry; another of our directors has a background in accounting, finance, and management. We believe that the backgrounds and skills of our directors bring a diverse range of experience, opinion and perspectives to the board.

The following is a summary of the business experience of our executive officers and directors:

Mr. Song Jinan, age 48, has been Chief Executive Officer, President, Treasurer and Secretary since March 2006, when he was also appointed to the board of directors. His current term as director expires with 2010 annual meeting. Mr. Song was one of the founders of Shining in 1999, and has been the principal executive officer of Shining since inception. Prior to founding Shining, Mr. Song served as the chief engineer of Sai Bao Bio-Chemical Manufacturing Corporation. Mr. Song received his Bachelor’s Degree in Polymers from the University of Hei Long Jiang and his Master’s degree in Politics and Economics from Habin Industrial University.

Mr. Song’s day-to-day leadership as our Chief Executive Officer provides him with detailed knowledge of our business and operations. Among other professional experiences, qualifications and skills, Mr. Song brings in-depth knowledge and understanding of the probiotics industry, scientific expertise and management skills that have been critical to formulating the Company’s short and long-term strategies and to establishing the Company as a leading probiotics developer and producer in China. As the Company’s largest shareholder, Mr. Song’s interest is aligned with other China-Biotics shareholders interest in increasing the long-term value of the Company.

Dr. Chin Ji Wei, age 53, has been a director since January 2007 and his current term expires with the 2010 annual meeting. Dr. Chin has over 20 years of academic experience as a lecturer and researcher in the field of horticulture, where he has been focused on the areas of efficient agriculture industry and food safety. Dr. Chin has served as a Vice Principal, professor, and lecturer at Northeast Agricultural University in China since 1999. From 1985 to 1995, Dr. Chin served as a Researcher at the Northeast Agricultural University and the Northeast Agricultural Institute. Dr. Chin has Bachelors, Masters, and Doctorate degrees, all from Northeast Agricultural University. Among other professional experiences, qualifications and skills, Dr. Chin’s expertise in the horticulture and agriculture industries, and in particular his focus on food safety, provide scientific knowledge  and expertise in the regulatory aspects of food safety that are critical to the development and distribution of the Company’s products.

Dr. Du Wen Min, age 42, has been a director since January 2007 and his current term expires with the 2010 annual meeting. Dr. Du has served as the Deputy Director in charge of the Centre for Adverse Drug Reactions in Shanghai since 2001. The centre was established in June 2001 as a technology unit governed by The Shanghai Food and Drug Authority. Dr. Du has also served as the Vice Chairman of Evaluation of Pharmacology & Clinical Pharmacy in Shanghai, China, and the Vice Chairman at the Centre for the Study of Liver Disease in Shanghai, China since 2006. Dr. Du has Bachelors and Masters Degrees from Shanxi Medical University and a Doctorate in Medicine from Fudan University. Among other professional experiences, qualifications and skills, Dr. Du’s experience in the pharmaceutical industry and knowledge of food and drug safety issues are critical to the development and distribution of the Company’s products.

Mr. Simon Yick, age 52, has been a director since January 2007 and his current term expires with the 2010 annual meeting. Mr. Yick has over 25 years experience in corporate finance, direct investment and auditing. From March 2002 to January 2004, Mr. Yick worked as an Executive Director of Kingsway Capital Ltd.   Mr. Yick has served as the managing director at Sinovest Capital Ltd., which makes direct investments, is involved with merger & acquisition activities, and operates a full service consultancy business for both Hong Kong and PRC enterprises, since 2004. His experience includes working for Ernst & Young in London and Hong Kong, in addition to holding senior positions at multiple U.S., Taiwan, and Hong Kong based investment banking firms in Hong Kong. In addition, he is currently an independent non-executive director and chairman of the audit committee for three Hong Kong listed companies and a fellow member of both the Chartered Association of the Certified Accountants in UK and the Hong Kong Institute of Certified Public Accountants. Among other professional experiences, qualifications and skills, Mr. Yick’s knowledge and understanding of the capital markets and his in-depth experience in corporate finance, mergers and acquisitions, accounting and business management provide knowledge and experience that are vital in formulating the Company’s short and long-term business and growth strategies. Mr. Yick is also the Company’s audit committee financial expert.

Mr. Travis Cai, age 38, has been Chief Financial Officer since January 22, 2010. Mr. Cai previously served as Vice President of Finance at A-Power Energy Generation Systems Ltd. (Nasdaq: APWR) from 2009 to January 2010, Director of Finance and Assistant to President at Vimicro Corp. (Nasdaq: VIMC) from 2007 to 2009, Director of Investment at Tsing Capital in 2006, and Financial Analyst at Spinnaker Partners and WDC Financial from 2001 to 2005. Mr. Cai holds a Master of Science degree in Information Systems from the Stern School of Business at New York University and a Bachelor of Science degree in Material Science & Engineering from Tsinghua University in Beijing, China. Mr. Cai is also certified as a Financial Risk Manager by the Global Association of Risk Professionals.

In addition, we have a strong management team with significant experience in our industry. We also have a technical advisory panel comprising a group of experts from different fields of live sciences, including genetics, microecologics, biochemistry and molecular materials, to advise on our product research and development. Mr. Song Jinan is a member of the technical advisory panel. Biographical details of the other key employee not included above are set out below:

Ms. Yan Yihong, age 47, is the chief administration officer (assistant to the general manager) of Shining. Ms. Yan has served as a director of Shining since 1999. She was appointed as the chief administration officer in 2004. During the past five years, Ms. Yan has been an employee of Shining in various capacities and has, among other things, participated in formulating the company’s development plans, implemented the company’s internal control procedures and represented the company in business negotiations with relevant government authorities and other external parties.

  Board Structure and Composition; Committees

Our board of directors currently consists of four members: Mr. Song Jinan, Dr. Chin Ji Wei, Dr. Du Wen Min and Mr. Simon Yick. Dr. Chin Ji Wei, Dr. Du Wen Min and Mr. Simon Yick are independent directors under the independence definitions established by the SEC, the American Stock Exchange and NASDAQ.

Our board of directors believes that Mr. Song's service as both Chairman of the Board and Chief Executive Officer of the Company is in the best interest of the Company and its stockholders. Mr. Song possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company, its business and the probiotics industry, and is thus best positioned to develop agendas that ensure that our board's time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company's ability to communicate its message and strategy clearly and consistently to the Company's shareholders, employees, customers and suppliers.

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

Our board of directors takes an active role, as a whole and also at the committee level, in overseeing the material risks facing the Company, including operational, financial, legal and regulatory, and strategic and reputational risks. Risks are considered in virtually every business decision and as part of the Company's overall business strategy.  Our board committees also regularly engage in risk assessment as a part of their regular function.  The Audit Committee discusses with management the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures. The Compensation Committee is responsible for overseeing the management of risks relating to the Company's executive compensation plans and arrangements. The Nominating Committee manages risks associated with corporate governance, including risks associated with the independence of the board and reviews risks associated with potential conflicts of interest affecting directors and executive officers of the Company. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors is regularly informed through committee reports about such risks.  The board of directors regularly engages in discussion of financial, legal, technology, economic and other risks. Because overseeing risk is an ongoing process that is inherent in the Company's strategic decisions, our board of directors discusses risk throughout the year at other meetings in relation to specific proposed actions.  Additionally, our board of directors exercises its risk oversight function in approving the annual budget and quarterly forecasts and in reviewing the Company's long-range strategic and financial plans with management.

Section 16(a) Beneficial Ownership Reporting Compliance

On October 23, 2008, our common shares became registered under the Securities Exchange Act of 1934, as amended, as of which time the Company’s officers, directors and any 10% shareholders became subject to the reporting requirements of Section 16(a).  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended March 31, 2010, all applicable Section 16(a) filing requirements were met, and that all such filings were timely.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to our directors, executive officers, including our chief executive officer and chief financial officer and other of our senior financial officers, and employees.

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

Base salaries are reviewed annually and adjustments are made to reflect performance-based factors, such as the individual performance of the executive officer and the financial performance of the Company, as well as competitive conditions in the industry. The Compensation Committee will use the Company’s financial performance for fiscal year 2010 as a baseline to determine its executive officers’ future compensation, including any adjustments to their current salaries in the annual review process. Other specific performance goals and specific corporate goals and objectives that may be used to set or adjust executive compensation are currently under discussion by the Compensation Committee but have not yet been formally approved.

Although compensation for our executive officers has historically only included a base salary, the Company is in the process of implementing an equity compensation plan and expects to submit it to the Company’s stockholders for approval at the 2010 Annual Meeting of Stockholders. The Company believes that equity awards will aid the long-term performance and create an ownership culture among our executive officers, and will foster beneficial long-term performance by the Company. The Company further believes that an equity compensation program will provide our employees with incentives to help align their interests with the interests of stockholders. The Compensation Committee believes that the use of stock-based awards promotes our overall executive compensation objectives and expects that stock options will become a significant source of compensation for our executives.

In keeping with the objectives described above, the Company agreed with Mr. Travis Cai, our Chief Financial Officer, that, in addition to his base salary of $150,000, he will receive options to purchase 150,000 shares of our common stock after the Company has implemented an equity compensation program. The exercise price, term and vesting schedule have not yet been determined. Mr. Cai’s compensation was unanimously approved by the Compensation Committee.

The compensation of Mr. Travis Cai, our current Chief Financial Officer, and Mr. Lewis Fan, our former Chief Financial Officer, were approved by our Compensation Committee based on their respective salary histories, their respective professional experience, their personal attributes and experience, an analysis of the compensation levels of U.S.-based chief financial officers of comparable companies and on the recommendation of our Chief Executive Officer. The two companies that were identified as comparable for purposes of setting Mr. Fan’s compensation were American Oriental Biogineering, Inc. and Shanghai Bright Dairy & Food. In addition to American Oriental Bioengineering and Shanghai Bright Dairy & Food, Tiens Biotech Group (USA), Inc. was also considered in setting Mr. Cai’s salary. American Oriental Bioengineering is a New York Stock Exchange listed, U.S.-based company focused on producing pharmaceutical and neutraceutical products for the Chinese market. Shanghai Bright Dairy & Food is a Shanghai Stock Exchange listed company that produces dairy products for the Chinese market. Tiens Biotech Group is U.S-based, NYSE Alternext US-listed company focused on developing and producing nutrition supplement products for the Chinese and international market. The Compensation Committee will continue to seek to identify additional companies in the future that are considered comparable for the purposes of setting executive compensation. Any future adjustments to Mr. Cai’s compensation will take into account the factors described above, his future performance, the Company’s future financial performance, and any additional factors the Compensation Committee considers appropriate at that time.

Prior to the formation of the Compensation Committee, the compensation of our executive officers (including the current compensation of Mr. Song, our Chief Executive Officer) was set by the board of directors based on review of compensation levels at comparable companies (such as American Oriental Biogineering, Inc. and Shanghai Bright Dairy & Food) and on company and individual performance.  Mr. Song’s current salary, $78,162, was decreased from $129,586 at the request of Mr. Song to lower general and administrative costs. The Compensation Committee agreed with the Company’s decision to lower Mr. Song’s salary.  His salary will be subject to further review and adjustment by the Compensation Committee based on the financial results for fiscal year 2010.

Our Compensation Committee was formed on May 28, 2008. The Compensation Committee is responsible for advising and assisting the Board in its responsibilities related to compensation of the Company’s executives, and ensuring that compensation plans are appropriate and competitive and properly reflect the objectives and performance of our management and the company.

Board Compensation

We have not paid any compensation to directors of China-Biotics for the fiscal years prior to 2008. The table below lists the compensation received by the independent directors of China-Biotics for the fiscal year ended March 31, 2010, 2009 and 2008.

		Annual Compensation
Name of independent directors	Year	Salary (1)	Bonus	Other Annual Compensation
Dr. Chin Ji Wei	2010	$12,903
	2009	$—
	2008	$5,722	—	—
Dr. Du Wen Min	2010	$—
	2009	$—
	2008	$5,722	—	—
Mr. Simon Yick	2010	$58,050
	2009	$30,968
	2008	$18,273	—	—

(1) Chin Ji Wei and Dr. Du Wen Min were paid in RMB; the US dollar amounts were calculated using an exchange rate of RMB6.99 to US$1, the prevailing rate as of March 31, 2010.  Mr. Simon Yick was paid in Hong Kong dollars; the US dollar amount was calculated using an exchange rate of HK$7.75 to US$1, the prevailing rate as of March 31, 2010.

Executive Officer Compensation

The following table sets forth information concerning compensation awarded to, earned by, or paid to Mr. Song Jinan, the Chief Executive Officer of China-Biotics, Travis Cai, the Chief Financial Officer of China-Biotics, and Mr. Raymond Li and Mr. Lewis Fan, former Chief Financial Officers of China-Biotics. Mr. Song and Mr. Cai are currently the only executive officers of China-Biotics. No other officer of China-Biotics or SGI received compensation in excess of $100,000 for these years.

Annual Compensation

Name	Year	Salary(2)	Bonus	Option Awards		Total

Song Jinan	2010	$78,162	-	-		$78,162
CEO,
Treasurer,	2009	$129,586	-	-		$129,586
Secretary,
and	2008	$139,020	-	-		$139,020
Principal
Executive
Officer of
SGI(1)

Tao	2010	$28,571	-	150,000	(3)	$28,571
(Travis)
Cai, Chief	2009	-	-	-		-
Financial
Officer(1)	2008	-	-	-		-
Lewis Fan,	2010	$80,000	-	-		$80,000
Former
Chief	2009	$10,000	-	-		$10,000
Financial
Officer	2008	-	-	-		-
Raymond	2010	-	-	-		-
Li, Former
Chief	2009	$79,419	-	-		$79,419
Financial
Officer	2008	$76,923	-	-		$76,923

(1)  Mr. Song became our Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary as of March 22, 2006. He was the sole executive officer of China-Biotics prior to November 2006 and the principal executive officer of SGI for the periods indicated.  On November 13, 2006, Mr. Song resigned from the office of Chief Financial Officer, and appointed Mr. Raymond Li to serve as the Chief Financial Officer.  Mr. Lewis Fan replaced Mr. Li as the Chief Financial Officer as of March 6, 2009. Mr. Travis Cai became the Chief Financial Officer on January 22, 2010.

(2)  Mr. Song was paid in RMB. The US dollar amounts were calculated using an exchange rate of RMB6.99 to US$1, the prevailing rate as of March 31, 2010. Includes social insurance contributions of US$7,463 (RMB52,164), US$6,553 (RMB45,809) and US$24,549 (RMB171,600) for Mr. Song for the years ended March 31, 2010, 2009 and 2008, respectively.

(3)  Mr. Cai will receive options to purchase 150,000 shares of the Company’s common stock after the Company has implemented an equity incentive plan.

Equity Compensation Plans and Awards

We have not granted any stock options or other equity awards since our inception. The Company expects to implement an equity incentive plan at or before its next regularly scheduled meeting of its board of directors and to seek stockholder approval of the equity incentive plan at the 2010 Annual Meeting of Stockholders.

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

Compensation Committee Report

  The Compensation Committee Report is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act” ) or the Exchange Act.

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

Dr. Chin Ji Wei
Dr. Du Wen Min
Mr. Simon Yick

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 7, 2010, including shares which the listed beneficial owner has the right to acquire within 60 days from such date from options, warrants, rights, conversion privileges or similar obligations, by:

•	each holder of more than 5% of our common stock;

•	each of our executive officers and directors; and

•	our executive officers and directors as a group.

Unless otherwise noted below, the addresses of each beneficial owner set forth below is No. 999 Ningqiao Road, Jinqiao Export Processing Zone, Pudong, Shanghai 201206, People’s Republic of China. The numbers and percentages are based on 22,370,000 shares of our common stock and a note convertible into 2,083,333 shares of our common stock (subject to adjustment for subdivision or combination of our stock and similar events) outstanding as of June 7, 2010.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percent of Common Stock Owned
Song Jinan (1)	9,064,030	37.1%
Chin Ji Wei	-	-
Du Wen Min	-	-
Simon Yick (2)	221,000	.9%
Raymond Li	-	-
Lewis Fan	-	-
Travis Cai	-	-
Pope Asset (3)	2,683,333	11.0%
Tai Kwok Leung, Alexander (4)	1,469,700	6.0%
Yan Yihong	503,370	2.1%
Executive officers and directors (3 persons)	9,788,400	40.0%

(1) Includes 3,979,993 shares held by Ms. Yan Li. Ms. Yan is the spouse of Mr. Song, a director and our President and Chief Executive Officer.

(2) Each of Mr. Yick and his spouse owns 50% of Master Talent Group Limited, which owns 221,000 shares of our common stock.

(3) Based on a shareholder list provided by our transfer agent on June 7, 2010. The address for Pope Asset Management, LLC (“Pope Asset”) is 5100 Poplar Ave, Suite 512, Memphis, TN. Pope Asset is the investment advisor for Pope Investments, LLC (“Pope Investments”) and Pope Investment II, LLC (“Pope Investments II”).  As of June 7, 2010, Pope Investments owned 500,000 shares of our common stock and Pope Investments II owned 100,000 shares of our common stock. Pope Investments II also holds our 4% convertible promissory note, which is convertible into 2,083,333 shares of our common stock.  William P. Wells is chief manager of Pope Asset.  Mr. Wells may be deemed to beneficially own the shares reported as held by Pope Investments and Pope Investments II.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is a summary of the fees we paid our principal auditor for professional services rendered for the years ended March 31, 2010 and 2009. All of the audit fees were approved by the board of directors acting as the company's audit committee.

Audit Fees

The aggregate fees billed for professional services rendered by BDO Limited for the audit of our annual financial statements and review of financial statements and SEC filings for the fiscal years ended March 31, 2010 and 2009 were $356,000 and $292,260, respectively.

Audit-Related Fees

BDO Limited did not render any audit-related services to us for the fiscal years ended March 31, 2010 and 2009.

Tax Fees

BDO Limited did not render any tax services to us for the fiscal years ended March 31, 2010 and 2009.

All Other Fees

BDO Limited did not render any other services to us for the fiscal years ended March 31, 2010 and 2009.

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

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 20066 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

Number	Exhibit
10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.15	Investment Agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc’s Form 8-K filed on December 12, 2007).

10.16	Registration Rights Agreement dated December 11, 2007 (incorporation by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K on December 12, 2007).

10.17	4% Senior Convertible Promissory Note dated December 11, 2007 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.18	Guaranty by Song Jinan in favor of Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.19	Pledge Agreement between Song Jinan and Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.20	Form of Purchase Agreement dated January 21, 2009 (incorporated by reference to Exhibit 10.15 to China-Biotics, Inc.’s Form 10-Q filed on February 13, 2009).

10.21	Form of Purchase Agreement dated May 19, 2009 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on May 20, 2009).

10.22	Share Charge dated September 21, 2009 (effective as of January 24, 2008) (incorporated by reference to Exhibit 10.22 to China-Biotics, Inc.’s Form 10-Q filed on November 16, 2009).

10.23	Underwriting Agreement dated September 29, 2009 (incorporated by reference to Exhibit 1.1 to China-Biotics, Inc.’s Form 8-K filed on September 30, 2009).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2010.

CHINA-BIOTICS, INC.

By:	/s/ Song Jinan
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 14, 2010.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ Travis Cai	Chief Financial Officer
Travis Cai	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Du Wen Min	Director
Du Wen Min

/s/ Simon Yick	Director
Simon Yick