Form 10-Q
period 2010-06-30
CHINA-BIOTICS, INC
filed 2010-08-09
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐ No ☑

As of August 3, 2010, 22,370,000 shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	Note	June 30, 2010	March 31, 2010
ASSETS
Current assets
Cash and cash equivalents		$159,753,695	$155,579,371
Accounts receivable, net	4	25,122,632	21,008,664
Other receivables		566,028	791,907
Inventories	5	1,063,379	1,100,707
Amount due from a director	6	2,351,618	2,367,892
Prepayment		863,502	1,104,149
Total current assets		$189,720,854	$181,952,690
Land use right	7	1,794,984	1,797,082
Property, plant and equipment, net	8	52,911,209	48,886,077
Deferred tax assets		-	298,833
Total assets		$244,427,047	$232,934,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$4,455,795	$5,850,988
Tax payables	9	29,779,492	28,989,337
Other payables and accruals		2,440,964	1,815,487
Convertible note, net of discount of $1,956,236 and 2,853,094 as of June 30, 2010 and March 31, 2010, respectively	11	23,045,764	22,146,906
Embedded derivatives	11	5,589,000	14,797,000
Interest payable		3,690,507	3,156,035
Total current liabilities		$69,001,522	$76,755,753
Commitments and contingencies
Stockholders’ equity:
Common stock (par value of $0.0001, 100,000,000 shares authorized, 46,751,004 shares issued and 22,370,000 outstanding as of June 30, 2010 and as of March 31, 2010)		$4,675	$4,675
Additional paid-in capital		82,769,074	82,769,074
Retained earnings		84,303,530	65,441,994
Treasury stock at cost (24,381,004 shares)		(2,438)	(2,438)
Accumulated other comprehensive income		5,324,890	4,939,830
Capital and statutory reserves		3,025,794	3,025,794
Total stockholders’ equity		$175,425,525	$156,178,929
Total liabilities and stockholders’ equity		$244,427,047	$232,934,682

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Note	Three months ended June 30,
		2010	2009
Net sales		$24,935,719	$15,412,462
Cost of sales		(7,818,475)	(4,498,673)
Gross profit		$17,117,244	$10,913,789
Operating expenses:
Selling expenses		$(3,058,378)	$(2,347,592)
General and administrative expenses		(1,202,538)	(1,060,296)
Research and development costs		(1,082,499)	(674,369)
Other income/expense, net		96,854	36,448
Total operating expenses		$(5,246,561)	$(4,045,809)
		$11,870,683	$6,867,980
Other income and expenses:
Changes in the fair value of embedded derivatives	11	$9,208,000	$514,000
Interest income		87,876	67,088

Total other income		$9,295,876	$581,088
Income before taxes		$21,166,559	$7,449,068
Provision for income taxes	8	(2,305,023)	(1,681,319)
Net income		$18,861,536	$5,767,749

Earnings per share:
Basic	2	$0.84	$0.34
Diluted	2	$0.39	$0.34

Shares used in computation of earnings per share:
Basic	2	22,370,000	17,080,000
Diluted	2	24,453,333	17,080,000

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts expressed in US Dollars)

	Common Stock					Accumulated	Capital &
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Comprehensive Income	Statutory Reserves	Total
Balance-March 31, 2010	46,751,004	4,675	82,769,074	65,441,994	(2,438)	4,939,830	3,025,794	156,178,929
Comprehensive income:
Net income				18,861,536				18,861,536
Other comprehensive income:
Foreign currency translation adjustments						385,060		385,060
Total comprehensive income
Balance-June 30, 2010	46,751,004	4,675	82,769,074	84,303,530	(2,438)	5,324,890	3,025,794	175,425,525

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Three months ended June 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$18,861,536	$5,767,749
Adjustment for:
Changes in the fair value of embedded derivatives	(9,208,000)	(514,000)
Loss on disposal of plant and equipment	32,548	-
Change in deferred tax	298,894	-
Depreciation	606,782	455,593
Increase in accounts receivable	(4,012,457)	(1,554,722)
Decrease in others receivable	258,116	-
Decrease/(Increase) in inventories	41,669	(442,744)
Decrease in prepayments	214,208	310,213
Decrease/(Increase) in accounts payable	(1,413,632)	1,097,403
Decrease in other payables and accruals	(230,124)	(515,764)
Increase in tax payables	668,991	620,948
NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,118,531	$5,224,676
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	$(2,212,428)	$(881,407)
NET CASH USED IN INVESTING ACTIVITIES	$(2,212,428)	$(881,407)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance from a director	-	2,106,368
NET CASH FROM FINANCING ACTIVITIES	$-	$2,106,368
Effect of exchange rate changes on cash	268,221	133,043
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$4,174,324	$6,582,680
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	155,579,371	70,824,041
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$159,753,695	$77,406,721

Supplemental disclosure cash flow information:
Interest paid	250,026	505,833
Income tax paid	1,668,319	1,303,396

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION AND PRINCIPALS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2010. There has been no material change in the significant accounting policies followed by us during the three months ended June 30, 2010.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 amends the existing disclosure guidance, thus requiring an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods beginning after December 15, 2010. The Company will review the requirements under the standard to determine what impacts, if any, the adoption of the standard would have on our condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosure about Fair Value Measurements,” under Topic 820, “Fair Value Measurements and Disclosures,” to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3. This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements. The Company is currently assessing the impact, if any, of ASU 2010-06 disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our consolidated financial statements.

2.	EARNINGS PER SHARE

Basic earnings per share is computed in accordance with SFAS No.128 (now known as ASC 260), “Earnings Per Share,” by dividing the net income by the weighted average number of outstanding common stock during the period. The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable. The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of common stock has been outstanding to the total time in that period.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2010	2009
Earnings per share - Basic
Income for the period	$18,861,536	$5,767,749
Basic average common stock outstanding	22,370,000	17,080,000
Earnings per share	$0.84	$0.34

Earnings per share - Diluted
Income for the period	$18,861,536	$5,767,749
Change in fair value of embedded derivatives	(9,208,000)	(514,000)
	$9,653,536	$5,253,749
Basic average common stock outstanding	22,370,000	17,080,000
Diluted effect from embedded derivatives	2,083,333	-
Diluted average common stock	24,453,333	17,080,000
Net earnings per share	$0.39	$0.34

For the quarter ended June 30, 2009, 2,083,333 potential shares of the Company’s common stock related to the exercise of the convertible note at the exercise price of $12 per share are excluded from the computation of diluted earnings per share, as the exercise price of $12 per share was higher than the average market price during the period.

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

As of June 30, 2010 and March 31, 2010, the Group had cash deposits of $159.75 million and $155.58 million respectively, placed with several banks in the PRC, which includes the Special Administration Region of Hong Kong where there are currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months ended June 30, 2010 and 2009, all of the Group’s sales arose in the PRC.  In addition, all accounts receivable as of June 30, 2010 and 2009 arose in the PRC.

(c)           Concentration of Customers

A substantial percentage of the Group’s sales are made to a small number of customers that accounted for more than 10% of total gross sales.  During the three months ended June 30, 2010, there were no customers that accounted for more than 10% of our total sales revenue.  During the three month ended June 30, 2009, there was one customer that accounted for 12% of our sales revenue.  As of June 30, 2010, there was one customer that accounted for 10% of our accounts receivable.  As of June 30, 2009, there was one customer that accounted for 15% of our accounts receivable.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

4.	ACCOUNTS RECEIVABLE

The Group’s accounts receivable as of the balance sheet date as presented in these financial statements are summarized as follows:

	June 30, 2010	March 31, 2010

Trade receivables	$25,122,632	$21,008,664
Less : Allowances for doubtful debt	-	-
	$25,122,632	$21,008,664

5.	INVENTORIES

The inventories consisted of the following:

	June 30, 2010	March 31, 2010

Raw materials	$672,300	$513,554
Work-in-progress	38,145	22,580
Finished goods	352,934	564,573
	$1,063,379	$1,100,707

6.	AMOUNT DUE FROM/TO A DIRECTOR

As of June 30, 2010 and March 31, 2010, the amount due from a director, Mr. Song Jinan, represented advances to him for the business interest of the Company. The amount was unsecured, interest-free, and will be returned to the Company no later than September 30, 2010.

7.	LAND USE RIGHT

The land use right consisted of the following:

	June 30, 2010	March 31, 2010

Land use right	$1,888,902	$1,881,207
Less: Accumulated amortization	(93,918)	(84,125)
	$1,794,984	$1,797,082

A subsidiary of the Company operating in Shanghai, the PRC owns factory buildings on certain state-owned land in the PRC and has been assigned the land use right for a period of 50 years commencing on January 15, 2008.

Amortization expense amounted to $9,411 and $9,230 for the three months ended June 30, 2010 and 2009, respectively.

The land use right was pledged to a bank as a credit guarantee for RMB30 million.  It is primarily a performance bond for a significant event in Shanghai.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	June 30, 2010	March 31, 2010

Plant and machinery	19,398,586	16,718,856
Office equipment	3,890,821	3,726,978
Motor vehicles	343,170	341,773
Building	8,694,261	-
Leasehold improvements	2,804,306	2,932,937
	35,131,144	23,720,544
Less: Accumulated depreciation	$(8,849,964)	$(8,324,180)
	26,281,180	15,396,364
Construction in progress	$26,630,029	$33,489,713
	$52,911,209	$48,886,077

Depreciation expenses amounted to $597,371 and $446,363 for the three months ended June 30, 2010 and 2009, respectively.

The construction in progress consisted primarily of construction of a research and development center and other ancillary facilities in Qingpu.

9.	TAX PAYABLES

Tax payables consisted of the following:

	June 30, 2010	March 31, 2010

Value added tax and other taxes	$7,314,312	$6,946,939
Income tax	4,207,413	4,393,520
Surcharge	14,292,348	13,699,611
Dividends withholding tax	3,965,419	3,949,267
	$29,779,492	$28,989,337

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The income/(loss) generated in the United States, the British Virgin Islands and the PRC before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended June 30,
	2010	2009
Income in the United States before income taxes	$9,085,571	$56,008
Loss in the British Virgin Islands before income taxes	(205,222)	(12,981)
Income in the PRC before income taxes	12,286,210	7,406,041
	$21,166,559	$7,449,068

The Company, which is incorporated in the United States, is subject to U.S. tax law.  Other than legal and professional expenses for the daily operations of the Company, the income generated from the United States is the change in the fair value of the embedded derivatives of the 4% Senior Convertible Promissory Note issued on December 11, 2007.

There is no income tax for companies not carrying out business activities in the British Virgin Islands. Accordingly, the Company’s financial statements do not present any income tax provisions/credits related to the British Virgin Islands tax jurisdiction.

The provision for income tax relating to the periods as presented in these financial statements is summarized as follows:

	Three months ended June 30,
	2010	2009

Current	$2,006,190	$1,681,319
Deferred	298,833	-
	$2,305,023	$1,681,319

The Group has its principal operations in the PRC and is subject to a PRC Enterprise Income Tax rate of 25% in calendar years 2010 and 2009.

However, one of the PRC subsidiaries of the Group, Shining, located in the Shanghai Jinqiao special economic zone, was awarded the status of “high technology” enterprise for the calendar years 2007 to 2010. Hence, Shining enjoys a preferential income tax of 15%, which represents a tax concession of 10% in the year 2010 and 2009.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

Another PRC subsidiary of the Group, GBS, is located in Qingpu, and has the same business and operation as Shining, but with a larger production scale.  GBS is exempted from PRC Enterprise Income Tax for two years starting from calendar year 2008, followed by 50% tax exemption for the next three calendar years, period from 2010 to 2012.

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	Three months ended of June 30,
	2010	2009
Computed tax at the local PRC statutory rate (25%)	$5,291,640	$1,862,267
Fair value changes and expenses not deductible for tax purposes	69,212	4,126
Revenue not subject to tax	(3,148,25)	(175,059)
Effect of different tax rate in other jurisdiction	817,701	5,041
Valuation allowance	41,625	221,037
Tax concession	(1,390,783)	-
Utilization of tax loss not previously recognized	90,399	(766,733)
Surcharge at 0.05% per day on accrued taxes	541,097	530,640
Temporary difference not recognized	(7,243)	-
Total provision for income tax at effective rate	$2,305,023	$1,681,319

Deferred tax assets arose primarily from the tax losses carry forwards.  Deferred tax assets have been fully utilized during the period.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

10.	COMMITMENTS

(a)   Operating Leases

The Group leases office space, warehouse facilities and retail outlets under various operating leases, certain of which contain escalation clauses. Rental expenses under operating leases included in the statement of income were $954,095 and $880,828 for the quarters ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, future minimum lease payments under non-cancellable operating leases for office, warehouse and retail shops were as follows:

June 30, 2010
Payable within
the next 12 months	$385,798
the next 13 to 24 months	22,636
the next 25 to 36 months	-
the next 37 to 48 months	-
the next 49 to 60 months	-
Thereafter	-
$408,434

(b)   Capital commitments

GBS entered into agreements with contractors to construct a plant consisting of bulk manufacturing facilities in the Shanghai Qingpu Industrial Park District. The amount of future payment is $3,772,245, which was contracted, but not provided, for as of June 30, 2010.

(c) Purchase obligations

The Group entered into agreements with suppliers to purchase raw materials and packing materials. The amount of future payment is $14,742,072, which was contracted, but not provided, for as of June 30, 2010.

(d) Other obligations

The Group entered into an agreement with a university to perform research and development. The amount of future payment is $3,177,998, which was contracted, but not provided, for as of June 30, 2010.

11.	CONVERTIBLE NOTES

On December 11, 2007, the Company sold a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010 to Pope Investments II LLC, an affiliate of Pope Investments, LLC, in a private placement. In connection with the sale, the Company entered into an Investment Agreement and a Registration Rights Agreement. In addition, Mr. Song Jinan, the Company’s Chief Executive Officer, Chairman, and largest stockholder, entered into a Guaranty Agreement and a Pledge Agreement pursuant to which Mr. Song agreed to guaranty the Company’s obligations under the Note and to secure such guaranty with a pledge of 4,000,000 shares of China-Biotics’ common stock owned by Mr. Song. The principal amount of the Note is convertible into shares of the Company’s common stock at an exercise price of $12.00 per share at any time until the maturity date subject to adjustment for subdivision or combination of the Company’s common stock and similar events. If the Note is not converted at maturity, the Company will redeem the Note to provide Pope Investments II LLC with a total yield of 10% per annum inclusive of the annual interest. The Note also provides for mandatory conversion into the Company’s common stock if the Group achieved a net income of $60 million in fiscal year 2010.  Because our net income in fiscal year 2010 was below $60 million, the mandatory conversion will not be implemented. Pope Investments II LLC may declare the outstanding principal amount and any accrued but unpaid interest, calculated at a rate of 10% per annum, to be immediately due and payable upon an event of default, including non-payment of obligations under the Note, bankruptcy or insolvency, or failure to perform any covenant set forth in the Note or Investment Agreement. Pursuant to the Investment Agreement the Company has secured payment of obligations under the Note with a pledge of 100% of the stock of SGI to Pope Investments II LLC.

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

On April 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly, SFAS No. 157 “Fair Value Measurements”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of ASC 820 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at lease annually).  The Company adopted the provisions of ASC 820, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year.

ASC 820 establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

As of June 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including the embedded derivatives related to the Note issued in 2007. The fair value of the embedded derivatives was determined using the following inputs in accordance with ASC 820 at June 30, 2010:

	Fair Value Measurements
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Embedded derivatives - conversion right
As of March 31, 2010	$14,797,000	$-	$-	$14,797,000
As of June 30, 2010	$5,589,000	$-	$-	$5,589,000

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from April 1, 2010 to June 30, 2010:

	Derivative Liability - Conversion Rights
	2010	2009

Balance on March 31	$14,797,000	$2,660,000
Adjustment to fair value included in earnings	(9,208,000)	(514,000)
Balance on June 30	$5,589,000	$2,146,000

The embedded derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The estimated fair value of the embedded derivatives as of June 30, 2010 and March 31, 2010 was $5,589,000 and $14,797,000, respectively. The change in the fair value of the embedded derivatives that amounted to $9,208,000 for the quarter ended June 30, 2010, and $514,000 for the quarter ended June 30, 2009 were charged to the consolidated statement of operation.

The fair value of the embedded derivatives was determined using the Binomal Model based on the following assumptions:

	June 30, 2010	March 31, 2010

Risk-free rate of return	0.22%	0.3%
Time to expiration	0.5 years	0.75 years
Volatility rate	61%	68%
Dividend yield	-	-

As of June 30, 2010 and March 31, 2010, the Note interest amounting to $13,410,434 and $11,727,789 was capitalized under construction in progress.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, which involve risks and uncertainties, including statements regarding our capital needs, business strategy, and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” are to the combined business of China-Biotics, Inc. (the “Company”) and its wholly-owned direct subsidiaries, Sinosmart Group Inc. (“SGI”), Growing State Limited (“GSL”), and King Treasure Group Limited (“KTG”) and SGI’s wholly-owned subsidiary, Shanghai Shining Biotechnology Co. Ltd. (“Shining”), and GSL’s wholly-owned subsidiary, Growing Bioengineering (Shanghai) Co. Ltd. (“GBS”). References to “China” or to the “PRC” are references to the People’s Republic of China. All references to “dollars” or “$” refers to United States dollars.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are primarily sold in the Chinese domestic market.

Our retail products are mainly sold to distributors, who then distribute them to various retail outlets such as drug stores and supermarkets. During the three months ended June 30, 2010, approximately 87% of our sales revenue was comprised of amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days’ credit is given to the distributors.  Our bulk additives products are primarily sold to institutional customers, such as dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies.

We intend to expand our retail products sales to other cities in China through our growing distribution network. Our management believes that as China becomes more affluent, its citizens are becoming more health conscious, which has led to higher demand for health and functional food such as probiotics and yogurt.

In addition, probiotics are increasingly used as additives in a variety of industries, including the dairy and animal feed industries. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics will be added to baby milk powders produced in China. Currently, the probiotics used in China for such purposes are imported. To capitalize on what we believe is a significant opportunity in those industries, our newly built plant enables us to capture the anticipated demand for food additives.

The Company’s construction of its new production facility has been on schedule since the most recent year-end report. The Company commenced commercial production at the new facility in February 2010. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and costs approximately $28 million, $25 million of which has been paid in 2010, and the balance is scheduled to be paid by the end of the calendar year 2010.  Phase 2 of this project commenced in December 2009 and is expected to cost $18 million, which is scheduled to be paid in fiscal year 2011. The construction of Phase 1 of the plant was funded by cash received from the sale of a convertible promissory note to Pope Investments II LLC on December 11, 2007.  The construction cost of Phase 2 of the plant was funded by cash received from the public offering of our common stock in October 2009.  In this regard, we have leased 36,075 square meters of land in the Shanghai Qingpu Industrial Park District, on which we are constructing the new bulk manufacturing facilities. The plant will have an initial capacity of 150 tons per year with room for expansion to 300 tons per year.

As of June 30, 2010, we have entered into contracts with 38 customers for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established an array of business relationships with commercial customers located in some major cities, including Beijing and Shanghai, and several provinces including Jiangsu, Jiangxi, among others. These growing companies are among the leaders in the dairy, animal feed, baked foods, and pharmaceutical industries. The Company’s existing manufacturing facility, with current annual manufacturing capacity of 12 metric tons of probiotics for use as bulk additives and capsules, will supply the initial orders for these customers. The need to create a large number of new products for potential customers is pushing the capacity of our current production facility. In late February 2010, we commenced commercial production at our new facility in Qingpu, Shanghai, and we expect the volume of production to ramp up gradually. We expect the production run-rate will reach 75 metric tons/year by the end of 2010 calendar year. We have been carefully managing the use of our production capacity and adjusting our products mix to make sure that we strike a balance between achieving current and future sales.

As of June 30, 2010, we have 27 distributors for retail products, and we are operating 103 retail outlets in China (as of June 30, 2009, we had 107 retail outlets).  During the quarter ended June 30, 2010, we added 1 distributor for retail products and closed 8 retail outlets, as we believe selling retail products through our distribution network is a more efficient way to grow our retail market.  We have been hiring consultants who have many years of experience in the direct selling industry to facilitate the development of the Shining brand outlets.  We are also creating a “Community Network” through which we continuously provide training and seminars to educate the public about becoming more health conscious and about the benefits of probiotics and the Shining products.

Results of Operations

Quarter Ended June 30, 2010 Compared with the Quarter Ended June 30, 2009

Our net profit was $18.86 million in the quarter ended June 30, 2010. This included $9.21 million surplus arising from the revaluation of the conversion feature embedded in the convertible notes issued in December 2007 as required by FAS133 (now known as ASC 816). Excluding this revaluation surplus, our net income was $9.65 million, which was 83.46% higher than our net income, excluding revaluation surplus, of $5.26 million, for the quarter ended June 30, 2009.

Our results for the three months and ended June 30, 2010 and 2009 are summarized below:

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$24,935,719	100.00%	$15,412,462	100.00%
Cost of sales	(7,818,475)	31.35%	(4,498,673)	29.19%
Gross profit	$17,117,244	68.64%	$10,913,789	70.81%
Operating expenses:
Selling expenses	$(3,058,378)	12.26%	$(2,347,592)	15.23%
General and administrative expenses	(1,202,538)	4.82%	(1,060,296)	6.87%
Research and development costs	(1,082,499)	4.34%	(674,369)	4.38%
Other income/expenses, net	96,854	0.39%	36,448	0.23%
Total operating expenses	$(5,246,561)	21.03%	$(4,045,809)	26.25%
	$11,870,683	47.61%	$6,867,980	44.56%
Other income and expenses:
Change in the fair value of embedded derivatives	$9,208,000	36.92%	$514,000	3.33%
Interest income	87,876	0.35%	67,088	0.43%
Total other income	$9,295,876	37.27%	$581,088	3.77%
Income before taxes	$21,166,559	84.88%	$7,449,068	48.33%
Provision for income taxes	(2,305,023)	9.24%	(1,681,319)	10.91%

Net income	$18,861,536	75.64%	$5,767,749	37.42%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended June 30, 2010 and 2009 comprised the following:

	Three months ended June 30,
	2010	2009
Invoiced value on sales	$26,258,431	$16,464,125
Less: sales discount	(1,023,982)	(787,069)
Less : sales tax	(298,730)	(264,594)
	$24,935,719	$15,412,462

Net sales of $24,935,719 for the quarter ended June 30, 2010 were 61.8% above the net sales of $15,412,462 for the quarter ended June 30, 2009. The increase was primarily due to the volume increase in both our retail sales and bulk additives sales.  Sales of bulk additives and retail products increased 170% and 22%, respectively, compared with the same period last fiscal year. The increase reflects our strategy to shift our focus towards the bulk additives business, which is growing much faster than our retail business.

The contributions of the two business lines as a percentage of the total value on sales for the three months ended June 30, 2010 and 2009 are summarized below:

	Three months ended June 30,
	2010	2009
Retails	60%	77%
Bulk additives	40%	23%
	100%	100%

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Unit volume and unit price comparatives (on the invoiced value of sales) for the three months ended June 30, 2010 and 2009 are summarized below:

	Percentage increase/(decrease) from the prior year
	Three months ended June 30,
	2010			2009
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Retails	13%	8%	22%	6%	11%	17%
Bulk additives	120%	23%	170%	482%	(37)%	266%

Cost of sales

Cost of sales for the three months ended June 30, 2010 was $7,818,475 compared with $4,498,673 for the three months ended June 30, 2009. The increase in cost of sales was primarily due to the overall sales volume increase.

Unit volume and unit costs comparatives for the three months ended June 30, 2010 and 2009 are summarized below:

	Percentage increase/(decrease) from the prior year
	Three months ended June 30,
	2010			2009
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Retails	13%	10%	24%	6%	15%	21%
Bulk additives	120%	60%	253%	482%	(48)%	205%

Gross profit

Gross profit for the three months ended June 30, 2010 was $17,117,244 compared with $10,913,789 for the three months ended June 30, 2009. The increase in gross profit was primarily due to an increase in overall sales volume.

The average gross profit percentage for all of our products for the three months ended June 30, 2010 and 2009 are summarized below:

	Three months ended June 30,
	2010	2009

Average for all products	69%	71%

Although our bulk sales ramped up quickly during the three months ended June 30, 2010, the Company offered volume discounts to certain bulk customers. As a result, even though there was an increase in gross profit, bulk sales revenue increased somewhat less than product volume, accounting for the slight decline in gross margin percentage.

Selling expenses

Selling expenses were $3,058,378 or 12.26% of net sales for the three months ended June 30, 2010, compared with $2,347,592 or 15.23% of net sales for the three months ended June 30, 2009.  The increase in overall selling expenses is due to the increase of total sales. The decrease in selling expenses as a percentage of sales is primarily due to our closure of 8 retail outlets and an addition of 1 retail products distributor. We believe that selling through our distribution network is a more efficient way in which to market our retail products. With regard to our bulk additives business, selling expenses as a percentage of sales were relatively low for the quarter ended June 30, 2010, but we expect selling expenses as a percentage of sales in bulk products will increase in the future as we intend to increase spending on sales promotion.

General and administrative expenses

General and administrative expenses were $1,202,538 or 4.82% of net sales for the three months ended June 30, 2010, compared with $1,060,296 or 6.88% of net sales for the three months ended June 30, 2009.  The increase of general and administrative expenses was primarily due to the increase of legal and professional fees and staff costs. As of June 30, 2010, we had a total of 513 employees, 87 of whom were employed at the Qingpu facility, compared with 379 as of June 30, 2009.

Provision for income taxes

Provision for income taxes was $2.31 million and $1.68 million for the three months ended June 30, 2010 and 2009, respectively.  Excluding the $9.21 million (2009: $0.5 million) surplus on revaluation of the convertible note, income before taxes was $11.96 million for the three months ended June 30, 2010, compared with $6.94 million for the three months ended June 30, 2009.  The increase in income tax expense is attributable to an increase in operating profit for the three months ended June 30, 2010, and there was a tax effect from tax loss not previously recognized due to uncertainties in the same quarter in the prior year.

Segment reporting

We have adopted the “products” approach for segment reporting. For the three months ended June 30, 2010 and 2009, we had only one reporting segment—the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Quarter Ended June 30, 2009 Compared with the Quarter Ended June 30, 2008

Our net income was $5.77 million in the quarter ended June 30, 2009. This included $0.51 million surplus arising from the revaluation of the conversion feature embedded in the convertible notes issued in December 2007 as required by FAS133 (now known as ASC 816). Excluding this revaluation surplus, our net income was $5.26 million, which was 17.39% higher than our net income of $4.48 million for the quarter ended June 30, 2008. The increase of net income before the revaluation surplus resulted from a combination of volume and price increases. Shining Essence continued to be our best selling product, accounting for 27.99% of our sales revenue in the quarter ended June 30, 2009 (40% in the quarter ended June 30, 2008).

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

The contributions of the two business lines as a percentage of the total value on sales for the three months ended June 30, 2009 and 2008 are summarized below:

	Three months ended June 30,
	2009	2008
Retail	77%	91%
Bulk additives	23%	9%
	100.0%	100.0%

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months ended June 30, 2009 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended June 30,
	2009			2008
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Retail	6%	11%	17%	6%	(4)%	2%
Bulk additives	482%	(37)%	266%	100%	100%	100%

Cost of sales

Cost of sales for the three months ended June 30, 2009 was $4,498,673 compared with $3,258,669 for the three months ended June 30, 2008. The increase in cost of sales was primarily because of the overall sales volume increase and increases in the cost of packaging materials.

Unit volume and unit costs comparatives for the three months ended June 30, 2009 and 2008 are summarized below:

	Percentage increase (decrease) from the prior year
	Three months ended June 30,
	2009			2008
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Retail	6%	15%	21%	6%	(5)%	1%
Bulk additives	482%	(48)%	205%	100%	100%	100%

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

Liquidity and Capital Resources

We had cash of $160 million and working capital of $121 million as of June 30, 2010. Cash generated from operations was $6.3 million in the three months ended June 30, 2010.

We had capital expenditures totaling $2.2 million in the three months ended June 30, 2010, mainly in connection with the construction of the new plant.

Our current primary facility commenced operations in 2000. With the increases in sales volume in the last couple of years, we are reaching our production capacity. We are constructing a new plant with an overall project size of $46 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and costs approximately $28 million, $25 million of which has been paid in 2010, and the balance is scheduled to be paid by the end of the calendar year 2010. Phase 2 of this project commenced in December 2009 and is expected to cost $18 million, which is scheduled to be paid in fiscal year 2011.

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

Taking into account our current cash position and our anticipated cash flows from operations, we expect we will be able to meet all our funding needs, including payments required in the next twelve months to settle our contractual obligations for the construction of our new plant and for our opening of new outlets. No assurance, however, can be given that our business plan will succeed. Should we need to raise external financing for whatever reason, there can be no assurance that we will be able to raise needed capital on favorable terms, if at all. In addition, there is no assurance that our estimate of our liquidity needs is accurate or that new business development or other unforeseen events will not occur, resulting in the need to raise additional funds.

Inflation

During the quarter ended June 30, 2010, there were small increases in pulp and paper costs. However, overall we believe that inflation did not have a significant impact on our results of operations for the quarter.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations and commercial commitments over various future periods as of June 30, 2010.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations(1)	$3,772,245	$3,772,245	-	-	-
Operating Lease Obligations(1)	$408,434	$385,798	22,636	-	-
Purchase Obligations(2)	$14,742,072	$14,742,072	-	-	-
Long-term loan(3)	$25,000,000	25,000,000	$-	-	-
Other obligation(1)	$3,177,998	$3,152,220	$25,778	-	-
Total	$47,100,749	$47,052,335	$48,414	-	-

(1) See Note 10 to our consolidated financial statements in this Quarterly Report.
(2) Estimated contractual purchases with suppliers as of June 30, 2010.
(3) See Note11 to our consolidated financial statements in this Quarterly Report.

Research and Development Expenditures

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research to develop products that address specific health problems using our core technology and Chinese medicine to create genetically engineered drugs and drug delivery solutions and expand our product line. We incurred research and development costs of approximately $1,082,499 and $674,369 in the three months ended June 30, 2010 and June 30, 2009, respectively.

Recent Developments

The Company’s Board of Directors has approved a share repurchase program under which the Company may purchase up to $20 million of the Company’s outstanding common stock from time-to-time over the next 12 months.  Repurchases will be made pursuant to Rule 10b5-1 or 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will be made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing.  The Company plans to fund repurchases from its available cash balance.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2010, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended June 30, 2010 and 2009. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. We had trade receivables totaling $25,122,632 as of June 30, 2010. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form 10-Q and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

According to PRC tax regulations, our overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of overdue tax liabilities, which amounts to $4.9 million (if calculated based on 0.5 times of taxes payable) to $49 million (if calculated based on five times of the amount of taxes payable) as of June 30, 2010 and 2009. The Group has reserved for the payment of taxes that may be owed for calendar years prior to 2005 and any associated interest surcharges (which are calculated at 0.05% per day on the accrued tax liabilities) in its financial statements until the matter is fully resolved. Following the adoption of FIN48 (now known as ASC 740), the Group has reserved for the surcharges payable for this reporting period. We consider it is more likely than not that the associated penalty will not need to be paid.

Embedded derivatives

On December 11, 2007, the Company issued a 4% Senior Convertible Promissory Note in an amount of $25,000,000 (the “Note”) which is due on December 11, 2010. Pursuant to SFAS No. 133 (now known as ASC 816) “Accounting For Derivatives Instruments And Hedging Activities” and EITF Issue No. 00-19 (now known as ASC 815) “Accounting For Derivatives Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock,” the Company bifurcates the conversion options with a mandatory conversion feature (“embedded derivatives”) from the Note as the embedded derivatives are determined to be not clearly and closely related to the host contract. The embedded derivatives are recorded at fair value, mark-to-market at each reporting period, and are carried on a separate line in the balance sheet.

Recent Accounting Pronouncements

See Note 1 of the June 30, 2010 Interim Financial Statements. Other new pronouncements issued but not yet effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

These changes result in cumulative translation adjustments, which are included in “Accumulated other comprehensive income,” and potentially result in gains or losses, which are included in our earnings.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information that is required to be timely disclosed is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2010, which could materially impact our business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that are currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   [REMOVED AND RESERVED.]

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

CHINA-BIOTICS, INC.
(Registrant)

/s/ Song Jinan
Date: August 9, 2010	Song Jinan
Chief Executive Officer

/s/ Travis Cai
Travis Cai
Chief Financial Officer