Form 10-Q
period 2010-09-30
CHINA-BIOTICS, INC
filed 2010-11-09
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐ No ☑

As of November 4, 2010, 22,150,200 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	September 30, 2010	March 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$158,843,559	$155,579,371
Accounts receivable, net	26,582,587	21,008,664
Other receivables	303,041	791,907
Inventories	982,751	1,100,707
Amount due from a director	3,877,679	2,367,892
Prepayment	228,816	1,104,149
Total current assets	$190,818,433	$181,952,690
Land use right	1,814,629	1,797,082
Property, plant and equipment, net	61,165,010	48,886,077
Deferred tax assets	-	298,833
Total assets	$253,798,072	$232,934,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,579,227	$5,850,988
Tax payables	30,572,679	28,989,337
Other payables and accruals	2,332,014	1,815,487
Convertible note, net of discount of $1,004,461 and $2,853,094 as of September 30, 2010 and March 31, 2010, respectively	23,995,539	22,146,906
Embedded derivatives	2,847,000	14,797,000
Interest payable	4,266,639	3,156,035
Total current liabilities	$68,593,098	$76,755,753
Commitments and contingencies
Stockholders’ equity:
Common stock (par value of $0.0001, 100,000,000 shares authorized, 46,751,004 shares issued and 22,150,200 outstanding as of September 30, 2010 and as of March 31, 2010)	$4,675	$4,675
Additional paid-in capital	82,769,074	82,769,074
Retained earnings	95,137,457	65,441,994
Treasury stock at cost (24,600,804 and 24,381,004 shares as of September 30, 2010 and March 31,2010, respectively)	(2,742,072)	(2,438)
Accumulated other comprehensive income	7,010,046	4,939,830
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders’ equity	$185,204,974	$156,178,929
Total liabilities and stockholders’ equity	$253,798,072	$232,934,682

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Net sales	$23,588,647	$17,148,659	$48,524,366	$32,561,121
Cost of sales	(8,300,608)	(4,980,623)	(16,119,083)	(9,479,296)
Gross profit	$15,288,039	$12,168,036	$32,405,283	$23,081,825
Operating expenses:
Selling expenses	$(2,559,158)	$(2,733,234)	$(5,617,536)	$(5,080,826)
General and administrative expenses	(1,477,494)	(1,223,278)	(2,680,032)	$(2,283,574)
Research and development costs	$(1,592,754)	(713,940)	(2,675,253)	(1,388,309)
Other income/(expenses), net	258,233	32,483	355,087	$68,931
Total operating expenses	$(5,371,173)	$(4,637,969)	$(10,617,734)	$(8,683,778)
	$9,916,866	$7,530,067	$21,787,549	$14,398,047
Other income and expenses:
Changes in the fair value of embedded derivatives	$2,742,000	$(9,430,000)	$11,950,000	$(8,916,000)
Interest income	97,294	72,781	185,170	139,869
Total other income/(expenses)	$2,839,294	$(9,357,219)	$12,135,170	$(8,776,131)
Income/(loss) before taxes	$12,756,160	$(1,827,152)	$33,922,719	$5,621,916
Provision for income taxes	(1,922,233)	(1,655,914)	(4,227,256)	(3,337,233)
Net income/(loss)	$10,833,927	$(3,483,066)	$29,695,463	$2,284,683

Earnings/(loss) per share:
Basic	$0.48	$(0.20)	$1.33	$0.13
Diluted	$0.33	$0.31	$0.73	$0.58

Shares used in computation of earnings per share
Basic	22,308,098	17,080,000	22,338,880	17,080,000
Diluted	24,391,431	19,163,333	24,422,213	19,163,333

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Comprehensive Income	Capital & Statutory Reserves	Total
Balance-March 31, 2010	46,751,004	4,675	82,769,074	65,441,994	(2,438)	4,939,830	3,025,794	156,178,929
Acquisition of Treasury Stock					(2,739,634)			(2,739,634)
Comprehensive income:
Net income				29,695,463				29,695,463
Other comprehensive income:
Foreign currency translation adjustments						2,070,216		2,070,216

Balance-September 30, 2010	46,751,004	4,675	82,769,074	95,137,457	(2,742,072)	7,010,046	3,025,794	185,204,974

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Six months ended September 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$29,695,463	$2,284,683
Adjustment for:
Changes in the fair value of embedded derivatives	(11,950,000)	8,916,000
Loss on disposal of plant and equipment	272,308	-
Change in deferred tax	298,894	(133,353)
Depreciation	1,460,710	937,500
Increase in accounts receivable	(5,050,340)	(2,632,668)
Decrease in others receivable	526,552	-
Decrease/(Increase) in inventories	138,451	(339,362)
Decrease/(Increase) in prepayments	855,167	(67,851)
(Decrease)/Increase in accounts payable	(1,363,472)	178,523
Decrease in other payables and accruals	(1,132,038)	(540,397)
Increase in tax payables	973,268	1,687,907
NET CASH PROVIDED BY OPERATING ACTIVITIES	$14,724,963	$10,290,982
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	$(8,459,056)	$(1,987,755)
Proceeds from sales of property, plant and equipment	976	-
NET CASH USED IN INVESTING ACTIVITIES	$(8,458,080)	$(1,987,755)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance from a director	1,743,864	3,113,900
Repayment on advance from a director	(3,250,000)	(2,999,641)
Treasury Stock acquired	(2,739,634)	-
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	$(4,245,770)	$114,259
Effect of exchange rate changes on cash	1,243,075	203,107
NET INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$3,264,188	$8,620,593
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	155,579,371	70,824,041
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$158,843,559	$79,444,634

Supplemental disclosure cash flow information:
Interest paid	500,052	755,833
Income tax paid	2,523,939	2,204,523

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

1.	BASIS OF PRESENTATION AND PRINCIPALS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2010. There has been no material change in the significant accounting policies during the three months ended September 30, 2010.

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  The reclassifications had no effect on previously reported results or retained earnings.

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

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Earnings/(loss) per share - Basic
Income/(loss) for the period	$10,833,927	$(3,483,066)	$29,695,463	$2,284,683
Basic average common stock outstanding	22,308,098	17,080,000	22,338,880	17,080,000
Net earnings/(loss) per share	$0.49	$(0.20)	$1.33	$0.13

Earnings/(loss) per share - Diluted
Income/(loss) for the period	$10,833,927	$(3,483,066)	$29,695,463	$2,284,683
Change in fair value of embedded derivatives	(2,742,000)	9,430,000	(11,950,000)	8,916,000
	$8,091,927	$5,946,934	$17,745,463	$11,200,683
Basic average common stock outstanding	22,308,098	17,080,000	22,338,880	17,080,000
Diluted effect from embedded derivatives	2,083,333	2,083,333	2,083,333	2,083,333
Diluted average common stock	24,391,431	19,163,333	24,422,213	19,163,333
Net earnings per share	$0.33	$0.31	$0.73	$0.58

3.	RISKS, UNCERTAINTIES, AND CONCENTRATIONS

(a)	Nature of Operations

Substantially all of the Group’s operations are conducted in the People’s Republic of China (the “PRC”) and are subject to various political, economic, and other risks and uncertainties inherent in this country. Among other risks, the Group’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

(b)	Concentration of Credit Risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and accounts receivable.

As of September 30, 2010 and March 31, 2010, the Group had cash deposits of $158.84 million and $155.58 million, respectively, placed with several banks in the PRC, which includes the Special Administration Region of Hong Kong where there are currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months and six months ended September 30, 2010 and 2009, all of the Group’s sales arose in the PRC.  In addition, all accounts receivable as of September 30, 2010 and March 31, 2010 arose in the PRC.

(c)	Concentration of Customers

A substantial percentage of the Group’s sales are made to a small number of customers.  During the three months and six months ended September 30, 2010, there were no customers that accounted for more than 10% of our sales revenue. During the three months ended September 30, 2009, there was one customer that accounted for 18% of our sales revenue.  During the six months ended September 30, 2009, there was one customer who accounted for 15% of our sales revenue.  As of September 30, 2010, there were no customers that accounted for more than 10% of our accounts receivable. As of March 31, 2010, there was one customer that accounted for 15% of our accounts receivable.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

4.	ACCOUNTS RECEIVABLE

Accounts receivable are as follows:

	September 30, 2010	March 31, 2010

Trade receivables	$26,582,587	$21,008,664
Less : Allowances for doubtful debt	-	-
	$26,582,587	$21,008,664

5.	INVENTORIES

Inventories consisted of the following:

	September 30, 2010	March 31, 2010

Raw materials	$574,373	$513,554
Work-in-progress	32,841	22,580
Finished goods	375,537	564,573
	$982,751	$1,100,707

6.	AMOUNT DUE FROM A DIRECTOR

On September 17, 2010, Mr. Song Jinan paid back the amount of $2.4 million, which was used for the Company’s overseas business interests.  As of September 30, 2010, the amount due from a director, Mr. Song Jinan, represented advances to him for the Company’s domestic business interests related to obtaining intellectual property and attracting research and development talent.  The cash advance was unsecured, interest-free and will be paid back no later than March 31, 2011.

7.	LAND USE RIGHT

The land use right consisted of the following:

	September 30, 2010	March 31, 2010

Land use right	$1,919,678	$1,881,207
Less: Accumulated amortization	(105,049)	(84,125)
	$1,814,629	$1,797,082

A subsidiary of the Company operating in Shanghai, the PRC owns factory buildings on certain state-owned land in the PRC and has been assigned the land use right for a period of 50 years commencing on January 15, 2008.

Amortization expense amounted to $9,486 and $9,409 for the three months ended September 30, 2010 and 2009, respectively.  Amortization expense amounted to $18,897 and $18,639 for the six months ended September 30, 2010 and 2009, respectively.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	September 30, 2010	March 31, 2010

Plant and machinery	38,644,909	16,718,856
Office equipment	4,196,512	3,726,978
Motor vehicles	348,763	341,773
Building	8,969,646	-
Leasehold improvements	1,698,183	2,932,937
	53,858,013	23,720,544
Less: Accumulated depreciation	$(8,918,299)	$(8,324,180)
	44,939,714	15,396,364
Construction in progress	$16,225,296	$33,489,713
	$61,165,010	$48,886,077

Depreciation expenses were $844,442 and $ 482,246 for the three months ended September 30, 2010 and 2009, respectively.  Depreciation expenses were $1,441,813 and $928,609 for six months ended September 30, 2010 and 2009, respectively.

9.	TAX PAYABLES

Tax payables consisted of the following:

	September 30, 2010	March 31, 2010

Value added tax and other taxes	$7,236,377	$6,946,939
Income tax	4,219,682	4,393,520
Surcharge	15,088,160	13,699,611
Dividends withholding tax	4,028,460	3,949,267
	$30,572,679	$28,989,337

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The income/(loss) generated in the United States, the British Virgin Islands, and the PRC before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Income in the United States before income taxes	$2,727,342	$(9,847,483)	$11,812,913	$(9,791,475)
Income in the British Virgin Islands before income taxes	286,042	1,113	80,820	(11,868)
Income in the PRC before income taxes	9,742,776	8,019,218	22,028,986	15,425,259
	$12,756,160	$(1,827,152)	$33,922,719	$5,621,916

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

The provisions for income tax relating to the periods as presented in these financial statements are summarized as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Current	$1,922,233	$1,789,267	$4,227,256	$3,470,586
Deferred	-	(133,353)	-	(133,353)
	$1,922,233	$1,655,914	$4,227,256	$3,337,233

The Group has its principal operations in the PRC and is subject to a PRC Enterprise Income Tax rate of 25% in calendar years 2010 and 2009.

However, one of the PRC subsidiaries of the Group, Shining, located in the Shanghai Jinqiao special economic zone, was awarded the  status of high technology enterprise for the calendar years 2007 to 2010. Hence, Shining enjoys a preferential income tax of 15%, which represents a tax concession of 10% in the year 2010 and 2009.

 CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

10.	COMMITMENTS

(a)	Operating Leases

The Group leases office space, warehouse facilities, and retail outlets under various operating leases, certain of which contain escalation clauses. Rental expenses under operating leases included in the statement of income were $570,305 and $967,516 for the quarters ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the Group was obligated under operating leases requiring minimum rental as follows:

September 30, 2010
Payable within
the next 12 months	$117,251
the next 13 to 24 months	3,881
the next 25 to 36 months	-
the next 37 to 48 months	-
the next 49 to 60 months	-
Thereafter	-
$121,132

(b)	Capital commitments

GBS entered into agreements with contractors to construct a plant consisting of bulk manufacturing facilities in the Shanghai Qingpu Industrial Park District. The amount of future payment is $3,807,645, which was contracted, but not provided, for as of September 30, 2010.

The Company has entered into an agreement with the Chinese government to set up a subsidiary to construct a new facility of not less than $50 million in the Yangling Agricultural High-tech Industries Demonstration Zone (“Yangling”).

(c) Purchase obligations

The Group entered into agreements with suppliers to purchase raw materials and packing materials. The amount of future payment is $10,318,666, which was contracted, but not provided, for as of September 30, 2010.

(d) Other obligations

The Group entered into an agreement with a university to perform research and development. The amount of future payment is $3,068,850, which was contracted for as of September 30, 2010.

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

As of September 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its derivative instruments related to the Note issued in 2007. The fair value of the embedded derivatives was determined using the following inputs in accordance with ASC 820 as of September 30, 2010:

	Fair Value Measurements
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Embedded derivatives - conversion right
As of March 31, 2010	$14,797,000	$-	$-	$14,797,000
As of September 30, 2010	$2,847,000	$-	$-	$2,847,000

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from March 31, 2010 to September 30, 2010:

	Derivative Liability - Conversion Rights
	2010	2009

Balance on March 31	$14,797,000	$2,660,000
Adjustment to fair value included in earnings	(11,950,000)	8,916,000
Balance on September 30	$2,847,000	$11,576,000

The embedded derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The estimated fair value of the embedded derivatives as of September 30, 2010 and March 31, 2010 was $2,847,000 and $14,797,000, respectively. The change in the fair value of the embedded derivatives amounted to $2,742,000 for the quarter ended September 30, 2010, and $8,916,000 for the quarter ended September 30, 2009 were charged to the consolidated statement of operation.

The fair value of the embedded derivatives was determined using the Binomal Model based on the following assumptions:

	September 30, 2010	March 31, 2010

Risk-free rate of return	0.16%	0.33%
Time to expiration	0.25years	0.75years
Volatility rate	80%	68%
Dividend yield	-	-

As of September 30, 2010 and March 31, 2010, the Note interest amounting to $15,188,396 and $11,727,789 was capitalized under construction in progress.

12.	TREASURY STOCK

On July 7, 2010, the Company’s Board of Directors approved a share repurchase program under which the Company may purchase up to $20 million shares of the Company’s outstanding common stock from time-to-time until July 7, 2011.  Repurchases will be made pursuant to Rule 10b5-1 or 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will be made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing.  The Company plans to fund repurchases from its available cash balance. During the period ended September 30, 2010, the Company repurchased 219,800 shares of its common stock for an aggregate cost of $2,739,634. The repurchased shares will be added to the Company’s Treasury Stock reserve.

13.	LITIGATION

China-Biotics, Inc. and certain of its current and former officers and directors have been named as defendants in two putative shareholder class action lawsuits-one filed in the United States District Court for the Central District of California, and a second filed in the United States District Court for the Southern District of New York (collectively, the "Complaints"). The plaintiff in each case seeks to represent a class of persons or entities that purchased the securities of China-Biotics, Inc. between July 10, 2008 and August 30, 2010. The Complaints name as defendants China-Biotics, Inc., Song Jinan, Li Chi Yuen, Lewis Fan, Yan Yihong, and Travis Cai (collectively, the "Defendants"). The Complaints allege that the Defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, by making material misstatements or failing to disclose certain material information regarding, among other things, China-Biotics, Inc.'s financial condition, operations, and future business prospects, and the quality, nature, and quantity of China-Biotics, Inc.'s retail outlets and stores. The Complaints seek, among other things, unspecified compensatory damages, interest, and costs. The Company believes that the plaintiffs' claims are without merit, and intends to defend these actions vigorously.

14.	SUBSEQUENT EVENTS

On August 12, 2010, Best Design Holdings Ltd., an indirect wholly-owned subsidiary of the Company, entered into a District Entrance Project Agreement with the Governing Committee of the Yangling Agricultural High-tech Industries Demonstration Zone ("Yangling"), pursuant to which the Company will construct a new facility in Yangling to be used for the production of probiotics and related biological products for the animal feed industry. The registered capital of the new entity will be no less than US$50 million, with the full amount to be injected within 24 months of the project commencement date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements which involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us,” or “our” are to the combined business of China-Biotics, Inc. (the “Company”) and its wholly-owned direct subsidiaries, Sinosmart Group Inc. (“SGI”), Growing State Limited (“GSL”), and King Treasure Group Limited (“KTG”) and KTG’s wholly-owned subsidiary, Best Design Holdings Limited (“BDH”), and SGI’s wholly-owned subsidiary, Shanghai Shining Biotechnology Co. Ltd. (“Shining”), and GSL’s wholly-owned subsidiary, Growing Bioengineering (Shanghai) Co. Ltd. (“GBS”), and BDH’s wholly-owned subsidiary, Growing Bio (Yangling) Co. Ltd (“GBY”). References to “China” or to the “PRC” are references to the People’s Republic of China. All references to “dollars” or “$” refers to United States dollars.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are primarily sold in the Chinese domestic market.

Our retail products are mainly sold to distributors, who then distribute them to various retail outlets such as drug stores and supermarkets. During the three months ended September 30, 2010, approximately 92% of our retail products sales revenue was comprised of amounts receivable from the distributors for the sale of these products. Typically, 60 to 90 days’ credit is given to the distributors.  Our bulk additives products are primarily sold to institutional customers, such as dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies.

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

The Company’s construction of its new production facility has been on schedule since the most recent year-end report. The Company commenced commercial production at the new facility in February 2010. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per year and costs $28 million, $25 million of which has been paid in 2010, and the balance is scheduled to be paid by the end of the calendar year 2010.  Phase 2 of this project commenced in December 2009 and is expected to cost $18 million, which is scheduled to be paid in fiscal year 2011.  The construction of Phase 1 of the plant is being funded by cash received from the sale of a convertible promissory note to Pope Investments II LLC on December 11, 2007.  The construction cost of Phase 2 of the plant is being funded by cash received from the public offering of our common stock in October 2009.  In this regard, we have leased 36,075 square meters of land in the Shanghai Qingpu Industrial Park District, on which we are constructing the new bulk manufacturing facilities. The plant will have an initial capacity of 150 tons per year with room for expansion to 300 tons per year.

Encouraged by the growing demand for the animal feed market in China, the Company plans to leverage its technology and R&D capability in probiotics-based animal feed applications to build a new facility in the Yangling Agricultural High-tech Industries Demonstration Zone (“Yangling”).  The Yangling facility is expected to spend over USD$50 million in two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in the design stage, and the plan is subject to government approval prior to implementation.

As of September 30, 2010, we have entered into contracts with 37 customers for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established an array of business relationships with commercial customers located in some major cities, including Beijing and Shanghai, and several provinces including Jiangsu, Jiangxi, among others. These growing companies are among the leaders in the dairy, animal feed, baked foods, and pharmaceutical industries. The Company’s existing manufacturing facility, with current annual manufacturing capacity of 12 metric tons of probiotics for use as bulk additives and capsules, will supply the initial orders for these customers. The need to create a large number of new products for potential customers is pushing the capacity of our current production facility. In late February 2010, we commenced commercial production at our new facility in Qingpu, Shanghai, and we expect the volume of production to ramp up gradually. We expect the production run-rate will reach 75 metric tons/year by the end of 2010 calendar year. We have been carefully managing the use of our production capacity and adjusting our products mix to make sure that we strike a balance between achieving current and future sales.

In our continuing effort to shift our focus from retail business to bulk business and to improve operating efficiency, we closed 95 retail outlets during the quarter ended September 30, 2010. At same time, we opened 7 new retail outlets to consolidate the resources of retail outlets. We believe the distribution network for our retail products is more efficient than directly selling through retail outlets, which involves increasing leasing expenses and large staffing cost. During the quarter ended September 30, 2010, we added 2 more distributors. We now have a total of 29 distributors for retail products, and we are operating 15 retail outlets in China (as of September 30, 2009, we had 107 retail outlets).  We have been hiring consultants who have many years of experience in the direct selling industry to facilitate the development of the Shining brand outlets.  We are also creating a “Community Network” through which we continuously provide training and seminars to educate the public about becoming more health conscious and about the benefits of probiotics and the Shining products.

Results of Operations

Quarter Ended September 30, 2010 Compared with the Quarter Ended September 30, 2009

Our net profit was $10.83 million in the quarter ended September 30, 2010. This included a $2.74 million surplus arising from the revaluation of the conversion feature embedded in the convertible notes issued in December 2007 as required by FAS133 (now known as ASC 816). Excluding this revaluation surplus, our net income was $8.09 million, which was 35.96% higher than our net income excluding revaluation surplus of $5.95 million for the quarter ended September 30, 2009.

Our results for the three months and six months ended September 30, 2010 and 2009 are summarized below:

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$23,588,647	100.00%	$17,148,659	100.00%
Cost of sales	(8,300,608)	(35.18)%	(4,980,623)	(29.04)%
Gross profit	$15,288,039	64.82%	$12,168,036	70.96%
Operating expenses:
Selling expenses	$(2,559,158)	(10.85)%	$(2,733,234)	(15.94)%
General and administrative expenses	(1,477,494)	(6.26)%	(1,223,278)	(7.13)%
Research and development costs	(1,592,754)	(6.75)%	(713,940)	(4.16)%
Other income/(expense), net	258,233	1.09%	32,483	0.19%
Total operating expenses	$(5,371,173)	(22.77)%	$(4,637,969)	(27.05)%
	$9,916,866	42.04%	$7,530,067	43.91%
Other income and expenses:
Change in the fair value of embedded derivatives	$2,742,000	11.62%	$(9,430,000)	(54.99)%
Interest income	97,294	0.41%	72,781	0.42%
Total other income/(expenses)	$2,839,294	12.04%	$(9,357,219)	(54.57)%
Income before taxes	$12,756,160	54.08%	$(1,827,152)	(10.65)%
Provision for income taxes	(1,922,233)	(8.14)%	(1,655,914)	(9.66)%

Net income/(loss)	$10,833,927	45.93%	$(3,483,066)	(20.31)%

	Six months ended September 30, 2010		Six months ended September 30, 2009
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$48,524,366	100%	$32,561,121	100%
Cost of sales	(16,119,083)	(33.22)%	(9,479,296)	(29.11)%
Gross profit	$32,405,283	66.78%	$23,081,825	70.89%
Operating expenses:
Selling expenses	$(5,617,536)	(11.58)%	$(5,080,826)	(15.60)%
General and administrative expenses	(2,680,032)	(5.52)%	(2,283,574)	(7.01)%
Research and development costs	(2,675,253)	(5.51)%	(1,388,309)	(4.26)%
Other income/(expense), net	355,087	(0.73)%	68,931	(0.21)%
Total operating expenses	$(10,617,734)	(21.88)%	$(8,683,778)	(26.67)%
	$21,787,549	44.90%	$14,398,047	44.22%
Other income and expenses:
Change in the fair value of embedded derivatives	$11,950,000	24.63%	$(8,916,000)	(27.38)%
Interest income	185,170	0.38%	139,869	0.43%
Total other (expenses)/ income	$12,135,170	25.01%	$(8,776,131)	(26.95)%
Income before taxes	$33,922,719	69.91%	$5,621,916	17.27%
Provision for income taxes	(4,227,256)	(8.71)%	(3,337,233)	(10.25)%

Net income	$29,695,463	61.2%	$2,284,683	7.02%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended September 30, 2010 and 2009 comprised the following:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Invoiced value on sales	$24,230,413	$18,384,299	$50,488,844	$34,848,424
Less: sales discount	(467,411)	(940,627)	(1,491,393)	(1,727,696)
Less : sales tax	(174,355)	(295,013)	(473,085)	(559,607)
	$23,588,647	$17,148,659	$48,524,366	$32,561,121

Net sales of $23,588,647 for the quarter ended September 30, 2010 were 38% above the net sales of $17,148,659 for the quarter ended September 30, 2009. The increase was primarily due to the volume increase in both retail sales and bulk additives.  Compared with the same period last fiscal year, sales of bulk additives increased 69%, while retail sales increased 14%.  It reflects our strategy to shift our focus towards the bulk additives business, which is growing much faster than the retail business.

The contributions of the retail products as a percentage of the total value on sales for the three months ended September 30, 2010 and 2009 were approximately 59% and 68%, respectively. The contributions of the bulk additives products as a percentage of the total value on sales for the three months ended September 30, 2010 and 2009 were approximately 41% and 32%, respectively.  The contribution of the retail products as a percentage of the total value on sales for the six months ended September 30, 2010 and 2009 were approximately 59% and 72%, respectively.  The contribution of the bulk additives products as a percentage of the total value on sales for the six months ended September 30, 2010 and 2009 were approximately 41% and 28%, respectively.

Cost of sales for the three months ended September 30, 2010 was $8,300,608 compared with $4,980,623 for the three months ended September 30, 2009. The increase in cost of sales was primarily because of the overall sales volume increase in both retail products and bulk additives products.

Gross profit

Gross profit for the three months ended September 30, 2010, was $15,288,039 compared with $12,168,036 for the three months September 30, 2009. Gross profit for the six months ended September 30, 2010 was $32,405,283, compared with $23,081,825 for the six months ended September 30, 2009. The increase in gross profit was primarily due to an increase in overall sales volume.

The average gross profit percentage for all of our products for the three months and six months ended September 30, 2010 and 2009 are summarized below:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Average for all products	64.8%	71.0%	66.9%	70.9%

Gross profit margin slightly decreased from 71.0% in the quarter ended September 30, 2009 to 64.8% this quarter, which was primarily due to the Company’s sales promotions related to substantial discounts on certain retail products.

Selling expenses

Selling expenses were $2,559,158 or 10.85% of net sales for the three months ended September 30, 2010, compared with $2,733,234 or 15.94% of net sales for the three months ended September 30, 2009. Selling expenses were $5,617,536 or 11.58% of net sales for the six months ended September 30, 2010, compared with $5,080,826 or 15.60% of net sales for the six months ended September 30, 2009. The operating costs of the retail outlets are included as selling expenses. As of September 30, 2010, we had a total of 15 retail outlets in operation compared with 107 outlets as of September 30, 2009. The closure of retail outlets during this quarter reduced the operating cost, as a result, the selling expenses as percentage of sales declined. For bulk business, our selling expense is relatively low in this quarter, and we expect it will increase in the future as we will have more spending in sales promotion.

General and administrative expenses

General and administrative expenses were $1,477,494 or 6.26% of net sales for the three months ended September 30, 2010, compared with $1,223,278 or 7.13% of net sales for the three months ended September 30, 2009.  General and administrative expenses were $2,680,032 or 5.52% of net sales for the six months ended September 30, 2010, compared with $2,283,574 or 7.01% of net sales for the six months ended September 30, 2009.  The increase of general and administrative expenses was primarily due to the increase of legal and professional fees, research fee and staff costs. As of September 30, 2010, we had a total of 447 employees, compared with 415 as of September 30, 2009.

Provision for income taxes

Provision for income taxes was $1.92 million and $1.66 million for the three months ended September 30, 2010 and 2009, respectively. Excluding the $2.74 million surplus on revaluation of the convertible note, income before taxes was $10.02 million for the three month period ended September 30, 2010, compared with a $7.60 million profit for the three month period ended September 30, 2009. The increase in income tax payable is attributable to an increase in operating profit.

Segment reporting

We have adopted the “products” approach for segment reporting. For the three months ended September 30, 2010 and 2009, we had only one reporting segment—the probiotic products as health supplement. We manufactured and sold the probiotic products solely in China and delivered all shipments to destinations within China, and all of our long-lived assets were physically located in China. We made all sales to external customers.

Liquidity and Capital Resources

We had cash of $158.84 million and working capital of $122.23 million as of September 30, 2010. Cash generated from operations was $14.72 million in the six months ended September 30, 2010.

We had capital expenditures totaling $8.46 million in the six months ended September 30, 2010, mainly in connection with the construction of the new plant.

Our current primary facility commenced operations in 2000. With the increases in sales volume in the last couple of years, we are reaching our production capacity. We are constructing a new plant with an overall project size of $46 million. Phase 1 of the project involves constructing a facility capable of producing 150 tons of probiotics per annum and cost approximately $28 million, $25 million of which has been paid in 2010, and the balance is scheduled to be paid by the end of the calendar year 2010. Phase 2 of this project commenced in December 2009 and is expected to cost $18 million, which is scheduled to be paid in fiscal year 2011.

At our Pudong plant, the Company plans to expand the retail packaging facility and make technical improvements to the existing fermentation facility, which will cost approximately $3 million in fiscal year 2011.

During the quarter ended September 30, 2010, the Company obtained admission to enter the Yangling Agricultural High-tech Industries Demonstration Zone. The Company will inject the full amount of registered capital, an amount no less than US$50 million, within 24 months of the project commencement date. The Company plans to fund this project with its cash reserves.

On October 5, 2009, the Company closed an underwritten public offering of 4,600,000 shares of its common stock at a price of $15.00 per share. On October 26, 2009, an additional 690,000 shares were sold pursuant to the exercise of an over-allotment option at the same price. Net proceeds of the offering, including the over-allotment, after deducting underwriting discounts, and offering expenses, were approximately $74.9 million. The Company expects to use the net proceeds from the offering for general corporate purposes, including expanding its retail operations, expanding its products, funding Phase 2 of our bulk manufacturing facility, funding our newly announced Yangling project, and for general working capital purposes.

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

On December 11, 2007, we issued a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”) with a maturity date of December 11, 2010. The principal amount of the Note is convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date.  If the Note is not converted at maturity, we will redeem the Note at a price that gives a total yield of 10% per annum, inclusive of the annual interest.  On the maturity date, the redemption price will equal a sum of $29.5 million, which can be paid off from the Company’s cash reserve.  Net proceeds of the Note are being used to fund the construction of the 150-metric-ton-per-year manufacturing facility in Qingpu and for other capital expenditures.

Inflation

During the quarter ended September 30, 2010, there were small increases in cost of pulp, paper, and other raw materials.  We also saw big price increases in the lease market.  The closure of a number of retail outlets, however, reduced the leasing costs, and overall we believe that inflation did not have a significant impact on our results of operations for the quarter.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations and commercial commitments over various future periods as of September 30, 2010.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations(1)	$3,807,645	$3,807,645	-	-	-
Operating Lease Obligations(1)	$121,132	$117,251	$3,881	-	-
Purchase Obligations(2)	$10,318,666	$10,318,666	-	-	-
Loan(3)	$25,000,000	25,000,000	$-	-	-
Other obligation	$3,517,950	$3,517,950	$-	-	-
Total	$42,765,393	$42,761,518	$3,881	-	-

(1) See Note 10 to our consolidated financial statements in this Quarterly Report.
(2) Estimated contractual purchases with suppliers as of September 30, 2010.
(3) See Note11 to our consolidated financial statements in this Quarterly Report.

The Company has entered into an agreement with the Chinese government to construct a new facility in the Yangling Agricultural High-tech Industries Demonstration Zone ("Yangling"). The Company expects to spend an amount of no less than $50 million in two years on the Yangling facility.

Research and Development Expenditures

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research to develop products that address specific health problems using our core technology and Chinese medicine to create genetically engineered drugs and drug delivery solutions and expand our product line. We incurred research and development costs of approximately $1,592,754 and $713,940 in the three months ended September 30, 2010 and September 30, 2009, respectively.  Research and development costs for the six months ended September 30, 2010 and September 30, 2009 were $2,675,253 and $1,388,309, respectively.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2010, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended September 30, 2010 and 2009. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. We had trade receivables totaling $26,582,587 as of September 30, 2010. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form 10-Q and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

Recent Accounting Pronouncements

See Note 1 of the September 30, 2010 Interim Financial Statements. Other new pronouncements issued, but not yet effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

China-Biotics, Inc. and certain of its current and former officers and directors have been named as defendants in two putative shareholder class action lawsuits—one filed in the United States District Court for the Central District of California, and a second filed in the United States District Court for the Southern District of New York (collectively, the “Complaints”).  The plaintiff in each case seeks to represent a class of persons or entities that purchased the securities of China-Biotics, Inc. between July 10, 2008 and August 30, 2010.  The Complaints name as defendants China-Biotics, Inc., Song Jinan, Li Chi Yuen, Lewis Fan, Yan Yihong, and Travis Cai  (collectively, the “Defendants”).  The Complaints allege that the Defendants violated Section 10(b) and/or Section 20(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, by making material misstatements or failing to disclose certain material information regarding, among other things, China-Biotics, Inc.’s financial condition, operations, and future business prospects, and the quality, nature, and quantity of China-Biotics, Inc.’s retail outlets and stores.  The Complaints seek, among other things, unspecified compensatory damages, interest, and costs.  The Company believes that the plaintiffs’ claims are without merit, and intends to defend these actions vigorously.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of the Company’s common stock made by, or on behalf of, the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the Company’s fiscal quarter ended September 30, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/2010 – 7/31/2010	0	$	N/A	0	20,000,000 shares
8/1/2010 – 8/31/2010	86,600		$12.50	86,600	19,913,400 shares
9/1/2010 – 9/30/2010	133,200		$12.41	133,200	19,780,220 shares
Total	219,800		$12.46	219,800	19,780,200 shares
(1)
On July 7, 2010, the Company’s Board of Directors approved a share repurchase program under which the Company may purchase up to $20 million of the Company’s outstanding common stock from time-to-time until July 7, 2011.

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

CHINA-BIOTICS, INC.
(Registrant)

/s/ Song Jinan
Date: November 9, 2010	Song Jinan
Chief Executive Officer

/s/ Travis Cai
Travis Cai
Chief Financial Officer