Form 10-Q
period 2010-12-31
CHINA-BIOTICS, INC
filed 2011-02-14
CIK 1271057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the Transition Period from _______ to _________

001-34123
(Commission File Number)

CHINA-BIOTICS, INC.
(Exact Name of registrant as specified in its charter)

Delaware	98-0393071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 26, Orient Global Headquarter
Lane 118, Yonghe Road
Zhabei District, Shanghai 200072
People’s Republic of China
 (Address of Principal Executive Offices)

Telephone number: (86 21) 3653 0033

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
Yes  ☐ No ☑

As of February 10, 2011, 22,150,200 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	December 31, 2010	March 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$132,290,582	$155,579,371
Accounts receivable, net	39,371,765	21,008,664
Other receivables	1,108,497	791,907
Inventories	1,524,039	1,100,707
Amount due from a director	157,276	2,367,892
Prepayments	1,531,851	1,104,149
Total current assets	$175,984,010	$181,952,690
Land use right	3,839,374	1,797,082
Property, plant and equipment, net	63,198,061	48,886,077
Deferred tax assets	-	298,833
Total assets	$243,021,445	$232,934,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,771,585	$5,850,988
Tax payables	32,910,778	28,989,337
Other payables and accruals	3,033,732	1,815,487
Convertible note, net of discount of $0 and $2,853,094 as of December 31, 2010 and March 31, 2010, respectively	-	22,146,906
Embedded derivatives	-	14,797,000
Interest payable	-	3,156,035
Total current liabilities	$42,716,095	$76,755,753
Commitments and contingencies
Stockholders’ equity:
Common stock (par value of $0.0001, 100,000,000 shares authorized, 46,751,004 shares issued and 22,150,200 outstanding as of December 31, 2010 and 46,751,004 shares issued and 22,370,000 outstanding as of March 31, 2010)	$4,675	$4,675
Additional paid-in capital	82,769,074	82,769,074
Retained earnings	108,400,687	65,441,994
Treasury stock at cost (24,600,804 and 24,381,004 shares as of December 31, 2010 and March 31, 2010, respectively)	(2,742,072)	(2,438)

Accumulated other comprehensive income	8,847,192	4,939,830
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders’ equity	$200,305,350	$156,178,929
Total liabilities and stockholders’ equity	$243,021,445	$232,934,682

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US Dollars)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Net sales	$32,384,645	$23,294,321	$80,909,011	$55,855,442
Cost of sales	(11,198,703)	(6,780,161)	(27,317,786)	(16,259,457)
Gross profit	$21,185,942	$16,514,160	$53,591,225	$39,595,985
Operating expenses:
Selling expenses	$(3,861,261)	$(4,140,738)	$(9,478,797)	$(9,221,564)
General and administrative expenses	(3,190,506)	(1,366,243)	(5,870,538)	$(3,649,818)
Research and development costs	$(1,884,119)	(894,101)	(4,559,372)	(2,282,409)
Other income, net	539,451	3,179	894,538	$72,110
Total operating expenses	$(8,396,435)	$(6,397,903)	$(19,014,169)	$(15,081,681)
	$12,789,507	$10,116,257	$34,577,056	$24,514,304
Other income and expenses:
Changes in the fair value of embedded derivatives	$2,847,000	$2,668,000	$14,797,000	$(6,248,000)
Interest income	103,495	74,438	288,665	214,307
Total other income/(expenses)	$2,950,495	$2,742,438	$15,085,665	$(6,033,693)
Income before taxes	$15,740,002	$12,858,695	$49,662,721	$18,480,611
Provision for income taxes	(2,476,772)	(2,379,613)	(6,704,028)	(5,716,846)
Net income	$13,263,230	$10,479,082	$42,958,693	$12,763,765

Earnings per share:
Basic	$0.60	$0.48	$1.93	$0.68
Diluted	$0.44	$0.32	$1.16	$0.68

Shares used in computation of earnings per share
Basic	22,150,200	21,978,242	22,275,758	18,706,788
Diluted	23,712,700	24,061,575	24,184,848	18,706,788

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Comprehensive Income	Capital & Statutory Reserves	Total
Balance-March 31, 2010	46,751,004	4,675	82,769,074	65,441,994	(2, 438)	4,939,830	3,025,794	156,178,929
Acquisition of treasury stock	(24,600,804)				(2,739,634)			(2,739,634)
Comprehensive income:
Net income				42,958,693				42,958,693
Other comprehensive income:
Foreign currency translation adjustments						3,907,362		3,907,362

Balance-December 31, 2010	22,150,200	4,675	82,769,074	108,400,687	(2,742,072)	8,847,192	3,025,794	200,305,350

The accompanying notes are an integral part of these financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts expressed in US Dollars)

	Nine months ended December 31,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$42,958,693	$12,763,702
Adjustment for:
Changes in the fair value of embedded derivatives	(14,797,000)	6,248,000
Loss on disposal of plant and equipment	272,745	-
Change in deferred tax	298,894	55,849
Depreciation	2,683,757	1,423,239
Increase in accounts receivable	(17,176,185)	(8,298,996)
(Increase)/Decrease in others receivable	(260,616)	267,246
Increase in inventories	(376,618)	(630,946)
Increase in prepayments	(412,593)	(4,489,544)
Increase in accounts payable	714,883	3,069,677
Decrease in other payables and accruals	(424,120)	(716,386)
Increase in tax payables	2,854,776	3,430,453
NET CASH PROVIDED BY OPERATING ACTIVITIES	$16,336,616	$13,122,357
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	$(14,402,923)	$(3,183,483)
Proceeds from sales of property, plant and equipment	976	-
Purchase of land use right	(1,960,406)	-
NET CASH USED IN INVESTING ACTIVITIES	$(16,362,353)	$(3,183,483)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance/Repayment from a director	5,409,787	3,113,900
Cash advance/Repayment to a director	(3,250,000)	(7,908,948)
Proceeds from issuance of common stock	-	74,906,572
Redemption of convertible note	(25,000,000)	-
Treasury stock acquired	(2,739,634)	-
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	$(25,579,847)	$70,111,524
Effect of exchange rate changes on cash	2,316,795	204,165
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS BALANCES	$(23,288,789)	$80,254,563
CASH AND CASH EQUIVALENTS BALANCES AT BEGINNING OF PERIOD	155,579,371	70,824,041
CASH AND CASH EQUIVALENTS BALANCES AT END OF PERIOD	$132,290,582	151,078,604

Supplemental disclosure cash flow information:
Interest paid	$5,148,983	1,005,859
Income tax paid	7,549,505	3,539,063

The accompanying notes are an integral part of these financial statements.

1.	BASIS OF PRESENTATION AND PRINCIPALS OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying condensed consolidated financial statements do reflect all the adjustments that, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. Such adjustments are of a normal, recurring nature. Our operating results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2010. There has been no material change in the significant accounting policies during the three months ended December 31, 2010.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Earnings per share - Basic
Income for the period	$13,263,230	$10,479,082	$42,958,693		$12,763,765
Basic average common stock outstanding	22,150,200	21,978,242	22,275,758		18,706,788
Net earnings per share	$0.60	$0.48	$1.93		$0.68

Earnings per share - Diluted
Income for the period	$13,263,230	$10,479,082	$42,958,693		$12,763,765
Change in fair value of embedded derivatives	(2,847,000)	(2,668,000)	(14,797,000)		-
	$10,416,230	$7,811,019	$28,161,693		$12,763,765
Basic average common stock outstanding	22,150,200	21,978,242	22,275,758		18,706,788
Diluted effect from embedded derivatives	1,562,500	2,083,333	1,909,090		-
Diluted average common stock	23,712,700	24,061,575	24,184,848		18,706,788
Net earnings per share	$0.44	$0.32	$1.16	$	*0.68

* The effect of embedded derivatives was not included for the computation of diluted earnings per share for the
9-month period end, as its inclusion would be anti-dilutive.

3.	RISKS, UNCERTAINTIES, AND CONCENTRATIONS

(a)	Nature of Operations

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

As of December 31, 2010 and March 31, 2010, the Group had cash deposits of $132.29 million and $155.58 million, respectively, placed with several banks in the PRC where there are currently no rules or regulations in place for obligatory insurance of bank accounts.

For the three months and nine months ended December 31, 2010 and 2009, all of the Group’s sales arose in the PRC.  In addition, all accounts receivable as of December 31, 2010 and March 31, 2010 arose in the PRC.

(c)	Concentration of Customers

A substantial percentage of the Group’s sales are made to a small number of customers.  During the three months and nine months ended December 31, 2010, there were no customers that accounted for more than 10% of our sales revenue. During the three months ended December 31, 2009, there was one customer that accounted for 12% of our sales revenue.  During the nine months ended December 31, 2009, there was one customer who accounted for 14% of our sales revenue.  As of December 31, 2010, there were no customers that accounted for more than 10% of our accounts receivable. As of March 31, 2010, there was one customer that accounted for 15% of our accounts receivable.

4.	ACCOUNTS RECEIVABLE

Accounts receivable are as follows:

	December 31, 2010	March 31, 2010

Trade receivables	$39,371,765	$21,008,664
Less : Allowances for doubtful debt	-	-
	$39,371,765	$21,008,664

5.	INVENTORIES

Inventories consisted of the following:

	December 31, 2010	March 31, 2010

Raw materials	$636,962	$513,554
Work-in-progress	42,153	22,580
Finished goods	844,924	564,573
	$1,524,039	$1,100,707

6.	AMOUNT DUE FROM A DIRECTOR

During this quarter, Mr. Song Jinan repaid to the Company an aggregate amount of $3.7 million, the sum of which represented advances made to Mr. Song to be used for the Company’s domestic business interests related to obtaining intellectual property and attracting research and development talent.

The Company successfully recruited one of the top research and development talents in the probiotics industry and has the opportunity to acquire intellectual property owned by such person. The Company is currently in the process of evaluating the value of the intellectual property, which is expected to greatly enhance the Company’s research and development capability.

7.	LAND USE RIGHT

The land use right consisted of the following:

	December 31, 2010	March 31,2010

Land use right	$3,955,556	$1,881,207
Less: Accumulated amortization	(116,182)	(84,125)
	$3,839,374	$1,797,082

A subsidiary of the Company operating in Shanghai, the PRC owns factory buildings on certain state-owned land in the PRC and has been assigned the land use right for a period of 50 years commencing on January 15, 2008.

During this quarter, the Company made its first payment in the aggregate amount of RMB13,251,355 (or approximately $2 million) to acquire the land use right of 118.54 mu land (or approximately 79,029.3 square meters). We expect to receive the land certificate by the end of June 2011.

Amortization expense amounted to $9,488 and $9,409 for the three months ended December 31, 2010 and 2009, respectively.  Amortization expense amounted to $28,385 and $28,048 for the nine months ended December 31, 2010 and 2009, respectively.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	December 31, 2010	March 31, 2010

Plant and machinery	40,250,159	16,718,856
Office equipment	4,910,962	3,726,978
Motor vehicles	442,802	341,773
Building	9,089,481	-
Leasehold improvements	1,717,837	2,932,937
	56,411,241	23,720,544
Less: Accumulated depreciation	$(10,279,594)	$(8,324,180)
	46,131,647	15,396,364
Construction in progress	$17,066,410	$33,489,713
	$63,198,057	$48,886,077

Depreciation expenses were $1,211,360 and $476,429 for the three months ended December 31, 2010 and 2009, respectively.  Depreciation expenses were $2,653,173 and $1,405,039 for nine months ended December 31, 2010 and 2009, respectively.

9.	TAX PAYABLES

Tax payables consisted of the following:

	December 31, 2010	March 31, 2010

Value added tax and other taxes	$8,067,597	$6,946,939
Income tax	4,904,013	4,393,520
Surcharge	15,848,551	13,699,611
Dividends withholding tax	4,090,617	3,949,267
	$32,910,778	$28,989,337

CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

The income/(loss) generated in the United States, the British Virgin Islands, and the PRC before income taxes during the periods as presented in these financial statements is summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Income in the United States before income taxes	$1,813,945	$2,392,661	$13,626,858	$(7,398,814)
Income in the British Virgin Islands before income taxes	209,830	(33,794)	290,650	(45,662)
Income in the PRC before income taxes	13,716,229	10,499,828	35,745,215	25,925,087
	$15,740,004	$12,858,695	$49,662,723	$18,480,611

The Company, which is incorporated in the United States, is subject to U.S. tax law.  Before the Company paid off the 4% Senior Convertible Promissory Note on December 9, 2010, other than legal and professional expenses for the daily operations of the Company, the income generated from the United States was the change in the fair value of the embedded derivatives of the 4% Senior Convertible Promissory Note issued on December 11, 2007.

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

However, one of the PRC subsidiaries of the Group, Shining, located in the Shanghai Jinqiao Special Economic Zone, was awarded the status of high technology enterprise for the calendar years 2007 to 2010. Hence, Shining enjoys a preferential income tax of 15%, which represents a tax concession of 10% for the years 2010 and 2009.

Moreover, another PRC subsidiary of the Group, GBS, located in Qingpu, Shanghai, enjoys an income tax privilege of ‘two years exempt, three years half’ for Foreign Invested Companies located in PRC, which was granted in 2009 by the local tax authority and was effective as of January 1, 2008.  Given that the current period is within the third year of the award of the tax privilege, the effective tax rate for GBS is 12.5%, which contributes to the concession of the effective tax rate for the Company as a whole, compared to December 31, 2009.

The provisions for income tax relating to the periods as presented in these financial statements are summarized as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Current	$2,476,772	$2,190,412	$6,405,195	$5,660,998
Deferred	-	189,201	298,833	55,848
	$2,476,772	$2,379,613	$6,704,028	$5,716,846

 CHINA-BIOTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US Dollars)

10.	COMMITMENTS

(a)	Operating Leases

The Group leases office space, warehouse facilities, and retail outlets under various operating leases, certain of which contain escalation clauses. Rental expenses under operating leases included in the statement of income were 222,967 and 955,377 for the quarters ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Group was obligated under operating leases requiring minimum rental as follows:

December 31, 2010
Payable within
the next 12 months	$607,417
the next 13 to 24 months	-
the next 25 to 36 months	-
the next 37 to 48 months	-
the next 49 to 60 months	-
Thereafter	-
$607,417

(b)	Capital commitments

The Company entered into an agreement with a government agency to establish a company for the manufacture of animal pro-biotic products.  The initial investment cost is no less than $50 million.  During the quarter, the Company injected $7.5 million as capital.

As of December 31, 2010, the Group has a total capital commitment on manufacturing facilities of $5,234,381.

(c) Purchase obligations

The Group entered into agreements with suppliers to purchase raw materials and packing materials. The amount of future payment is $8,168,154.

(d) Other obligations

The Group entered into an agreement with an university to perform research and development. The amount of future payment is $1,920,808 as of December 31, 2010.

11.	CONVERTIBLE NOTES

On December 11, 2007, the Company sold a 4% Senior Convertible Promissory Note in the amount of $25,000,000 (the “Note”), with a maturity date of December 11, 2010, to Pope Investments II LLC, an affiliate of Pope Investments, LLC, in a private placement.  In connection with the sale, the Company entered into an Investment Agreement and a Registration Rights Agreement.  In addition, Mr. Song Jinan, the Company’s Chief Executive Officer, Chairman, and largest stockholder, entered into a Guaranty Agreement and a Pledge Agreement pursuant to which Mr. Song agreed to guaranty the Company’s obligations under the Note and to secure such guaranty with a pledge of 4,000,000 shares of China-Biotics’ common stock owned by Mr. Song.

Net proceeds of the Note are being used to fund the construction of a 150-metric-ton-per-year manufacturing facility and for other capital expenditures.

The Company accounted for the net proceeds from the issuance of the Note as two separate components: an embedded derivative component (conversion option with mandatory conversion feature) and a debt component. The Company determined the initial carrying value of the debt component by subtracting the fair value of embedded derivatives amounted to $9,118,000 from the net proceeds received from the issuance of the Note. This resulted in a $15,882,000 initial carrying amount of the debt component.

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

On December 9, 2010, the Company repaid in full its obligations under the Note.  As of December 31, 2010, the Company had no assets or liabilities that are required to be measured at fair value on a recurring basis, including its derivative instruments related to the Note issued in 2007. The fair value of the embedded derivatives was determined using the following inputs in accordance with ASC 820 as of December 31, 2010:

	Fair Value Measurements
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Embedded derivatives - conversion right
As of March 31, 2010	$14,797,000	$-	$-	$14,797,000

As of December 31, 2010	$-	-	$-	$-

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from March 31, 2010 to December 31, 2010:

	Derivative Liability - Conversion Rights
	2010	2009

Balance on March 31	$14,797,000	$2,660,000
Adjustment to fair value included in earnings	(14,797,000)	6,248,000
Balance on December 31	$-	$8,908,000

The embedded derivatives are revalued at the end of each reporting period and the resulting difference is included in the results of operations. The estimated fair value of the embedded derivatives as of December 31, 2010 and March 31, 2010 was Nil and $14,797,000, respectively. The change in the fair value of the embedded derivatives amounted to $2,847,000 for the quarter ended December 31, 2010, and $2,668,000 for the quarter ended December 31, 2009 were charged to the consolidated statement of operation.

The fair value of the embedded derivatives was determined using the Binomial Model based on the following assumptions:

	December 31, 2010	March 31, 2010

Risk-free rate of return	-	0.33%
Time to expiration	-	0.75years
Volatility rate	-	68%
Dividend yield	-	-

On December 9, 2010, the Company repaid in full its obligations under the Note, which was due December 11, 2010, in the original aggregate principal amount of $25,000,000.  The payoff amount of $29,684,932, consisting of $25,000,000 of outstanding principal and $4,684,932 of accrued interest, was paid to Pope Investments II LLC, an affiliate of Pope Investments, LLC, and all security interests and liens held by Pope Investments II LLC were terminated and released, including (1) a guaranty by Mr. Song Jinan of the Company’s obligations under the Note backed by a pledge of 4,000,000 shares of China-Biotics’ common stock owned by Mr. Song; and (2) a pledge by the Company of 100% of the stock of SGI to Pope Investments II LLC.

As of December 31, 2010 and March 31, 2010, the Note interest amounting to $16,613,259 and $11,727,789, respectively, was capitalized under construction in progress.

12.	TREASURY STOCK

On July 7, 2010, the Company’s Board of Directors approved a share repurchase program under which the Company may purchase up to $20 million shares of the Company’s outstanding common stock from time-to-time until July 7, 2011.  Repurchases will be made pursuant to Rule 10b5-1 or 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will be made on the open market at prevailing market prices or in block trades, subject to the restrictions relating to volume, price, and timing.  The Company plans to fund repurchases from its available cash balance. During the quarter ended December 31, 2010, the Company did not repurchase any shares of its common stock.

13.	LITIGATION

China Biotics, Inc. and certain of its current and former officers and directors have been named as defendants in two putative shareholder class action lawsuits, one in the United States District Court for the Central District of California  (Mohapatra v. China-Biotics, Inc., et al. No. 10-cv-6954 (C.D. Cal.), the “California Action”) and the other in the United States District Court for the Southern District of New York (Hill v. China-Biotics, Inc., et al. No. 10-cv-7838 (S.D.N.Y.), the “New York Action”).  After certain shareholders filed motions for appointment as lead plaintiff in both lawsuits, the plaintiff in the California Action voluntarily dismissed its case.  The plaintiff in the New York Action, who seeks to represent a class of those who bought China-Biotics securities between July 10, 2008 and August 30, 2010, alleges that the defendants violated Section 10(b) and Section 20(a) of the Exchange Act, and the rules and regulations promulgated thereunder, by making material misstatements or failing to disclose certain material information regarding, among other things, China-Biotics’ financial condition, operations, and future business prospects, and the quality, nature, and quantity of China-Biotics’ retail outlets and stores.  The complaint seeks unspecified damages.  China-Biotics intends to defend this action vigorously.

China-Biotics, Inc. and its directors have been named as defendants in a derivative lawsuit filed in the United States District Court for the District of Columbia (Marteney v. Song Jinan, et al., No. 10-cv-1983 (D.D.C.)).  The complaint alleges that the directors breached their fiduciary duties by disseminating false and misleading financial statements and seeks unspecified damages.  The defendants intend to defend this action vigorously.

14.	SUBSEQUENT EVENTS

On January 16, 2011, the Board of Directors of the Company, on the recommendation of the Company’s Compensation Committee, authorized and approved the 2010 equity incentive plan (the “Plan”). The purpose of the Plan is to retain the services of eligible recipients, to secure and retain the services of new eligible recipients, and to provide incentives for eligible recipients to exert maximum efforts for the success of the Company.

Awards under the Plan may be in the form of (i) incentive stock options; (ii) nonstatutory stock options; (iii) restricted stock grants; (iv) restricted stock unit grants; and (v) stock appreciation rights.

A total of 1,500,000 shares of common stock are available for issuance under the Plan.  The Company intends to seek stockholder approval of the Plan at the 2010 Annual Meeting of Stockholders, which is to be held on March 9, 2011.

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

Our retail products are mainly sold to distributors, who then distribute them to various retail outlets such as drug stores and supermarkets or sell directly to enterprise accounts. Typically, 60 to 90 days’ credit is given to the distributors.  Our bulk additives products are primarily sold to institutional customers, such as dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies. Typically, 60 days’ credit is given to the bulk customers.

We intend to expand our retail products sales to other cities in China through our growing distribution network. Our management believes that as China becomes more affluent, its citizens are becoming more health conscious, which has led to higher demand for health and functional food such as probiotics and yogurt.

In addition, probiotics are increasingly used as additives in a variety of industries, including the dairy and animal feed industries. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics will be added to baby milk powders produced in China. Currently, the probiotics used in China for such purposes are imported. To capitalize on what we believe is a significant opportunity in those industries, our newly built plant enables us to capture the anticipated demand for food additives and animal feed additives.

The Company’s construction of its new production facility has been on schedule since the most recent year-end report.  The Company commenced commercial production at the Phase 1 facility in February 2010.  Phase 1 of the project involves constructing a facility with a capacity of 150 tons of probiotics per year and costs $36 million in total, the sum of which was paid off in calendar year 2010.  Phase 2 of this project commenced in September 2010 and is expected to cost $18 million, $11 million of which was paid in calendar year 2010 and $7 million of which is scheduled to be paid by the end of June 2011, the date when Phase 2 is expected to be completed.  The construction of Phase 1 of the plant was funded by cash received from the sale of a convertible promissory note to Pope Investments II LLC on December 11, 2007 and the proceeds of the public offering of our common stock in October 2009.  The construction cost of Phase 2 of the plant is being funded by cash received from the public offering of our common stock in October 2009.  In this regard, we have acquired the land use right of 36,075 square meters of land in the Shanghai Qingpu Industrial Park District on which the new bulk manufacturing facilities are located. The plant has an initial capacity of 150 tons per year with room for expansion to 300 tons per year.

Encouraged by the growing demand for the animal feed market in China, the Company plans to leverage its technology and R&D capability in probiotics-based animal feed applications to build a new facility in the Yangling Agricultural High-tech Industries Demonstration Zone (“Yangling”).  The Yangling facility is expected to spend over $58 million in two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in the design stage, and the plan is subject to government approval prior to implementation. During this quarter, the Company made its first payment of RMB13,251,355 (or approximately $ 2 million) to acquire the land use right of 118.54 mu land  (or approximately 79,029.3 square meters).We expect to received the land certificate by the end of June 2011.

As of December 31, 2010, we have entered into contracts with 49 customers for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established an array of business relationships with commercial customers located in some major cities, including Beijing, Tianjin, and Shanghai, and 14 provinces including Jiangsu and Jiangxi, among others.  These growing companies are among the leaders in the dairy, animal feed, baked foods, and pharmaceutical industries. The Company’s Pudong manufacturing and packaging facility is used to produce retail products. In late February 2010, we commenced commercial production at our new facility in Qingpu, Shanghai, and we expect the volume of production to ramp up gradually. We have reached the production run-rate of 75 metric tons/year as of the end of 2010.  We have been carefully managing the use of our production capacity and adjusting our products mix to make sure that we strike a balance between achieving current and future sales.

In our continuing effort to shift our focus from retail to bulk business and to improve operating efficiency, we plan to consolidate our retail outlets.  We currently have a total of 15 retail outlets. On the retail business front, we believe the distribution network for our retail products is more efficient than directly selling through retail outlets, which involves increased leasing expenses and large staffing cost.  By selecting four new distributors, we have expanded our distribution network into the Pan-Beijing area to sell the Company's retail products.  The local distributors sell the Company’s retail probiotics products through established distribution networks, including malls, supermarkets, and functional food stores adding approximately 30 new points of sale.  During the quarter ended December 31, 2010, we added 5 more distributors.  We now have a total of 34 distributors for retail products.   In light of increasing online sales of health food in China, we have started to work with two on-line selling companies to sell our retail products.  Further more, the Company established an e-commerce department this quarter, which will be dedicated to selling our retail products online.  We plan to build our own online selling platform, which will be launched by the end of fiscal year 2011 to promote our retail products sales.

On the bulk business front, we signed 12 new customers for bulk additives probiotics products in this quarter. Among the 12 small to medium sized new customers, one is an animal feed manufacturer, five are functional food, nutritional products, and pharmaceutical producers, and the remaining six are dairy companies.

Results of Operations

Quarter Ended December 31, 2010 Compared with the Quarter Ended December 31, 2009

Our net profit was $13.3 million in the quarter ended December 31, 2010.  This includes a $2.85 million surplus arising from the change in the value of derivatives.  Excluding the value change of the derivatives and fair value change of the Note, our net income was $10.45 million, which is 33.4% higher than our net income for the quarter ended December 31, 2009.

Our results for the three months and nine months ended December 31, 2010 and 2009 are summarized below:
	Three months ended December 31, 2010		Three months ended December 31, 2009
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$32,384,645	100%	$23,294,321	100%
Cost of sales	(11,198,703)	(34.58)%	(6,780,161)	(29.11)%
Gross profit	$21,185,942	65.42%	$16,514,160	70.89%
Operating expenses:
Selling expenses	$(3,861,261)	(11.92)%	$(4,140,738)	(17.78)%
General and administrative expenses	(3,190,506)	(9.85)%	(1,366,243)	(5.86)%
Research and development costs	(1,884,119)	(5.82)%	(894,101)	(3.84)%
Other income/(expense), net	539,451	1.66%	3,179	0.01%
Total operating expenses	$(8,396,435)	(25.93)%	$(6,397,903)	(27.47)%
Income from operations	$12,789,507	39.49%	$10,116,257	43.43%
Other income and expenses:
Change in the fair value of embedded derivatives	$2,847,000	8.79%	$2,668,000	11.45%
Interest income	103,495	0.32%	74,438	0.32%
Total other income	$2,950,495	9.11%	$2,742,438	11.77%
Income before taxes	$15,740,002	48.61%	$12,858,695	55.20%
Provision for income taxes	(2,476,772)	(7.65)%	(2,379,613)	(10.22)%
Net income	$13,263,230	40.96%	$10,479,082	44.99%

	Nine months ended December 31, 2010		Nine months ended December 31, 2009
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$80,909,011	100%	$55,855,442	100%
Cost of sales	(27,317,786)	(33.77)%	(16,259,457)	(29.11)%
Gross profit	$53,591,225	66.23%	$39,595,985	70.89%
Operating expenses:
Selling expenses	$(9,478,797)	(11.72)%	$(9,221,564)	(16.51)%
General and administrative expenses	(5,870,538)	(7.26)%	(3,649,818)	(6.53)%
Research and development costs	(4,559,372)	(5.64)%	(2,282,409)	(4.09)%
Other income/(expense), net	894,538	1.10%	72,110	0.13%
Total operating expenses	$(19,014,169)	(23.50)%	$(15,081,681)	(27.00)%
Income from operations	$34,577,056	42.74%	$24,514,304	43.89%
Other income and expenses:
Change in the fair value of embedded derivatives	$14,797,000	18.29%	$(6,248,000)	(11.19)%
Interest income	$288,665	0.36%	214,307	0.38%
Total other (expenses)/ income	$15,085,665	18.65%	$(6,033,693)	(10.81)%
Income before taxes	$49,662,721	61.38%	$18,480,611	33.08%
Provision for income taxes	(6,704,028)	(8.29)%	(5,716,846)	(10.24)%
Net income	$42,958,693	53.10%	$12,763,763	22.84%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended December 31, 2010 and 2009 comprised the following:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Invoiced value on sales	$33,446,875	$24,668,040	$83,935,719	$59,340,475
Less: sales discount	(870,128)	(1,216,044)	2,361,521	(2,943,740)
Less : sales tax	(192,102)	(157,675)	(665,187)	(541,293)
	$32,384,645	$23,294,321	$80,909,011	$55,855,442

Net sales of $32,384,645 for the quarter ended December 31, 2010 were 39.0% above the net sales of $23,294,321 for the quarter ended December 31, 2009. The increase was primarily due to the increase in the sales of bulk additive products, which was 133.1% compared with the same period last fiscal year, while the increase in retail net sales was 1.8%. The increase in sales of bulk addictives products is a result of increasing demand from both existing customers and newly developed customers. On the one hand, sales of human-used bulk products accounted for approximately 75.3% of sales of bulk additives, including culture products sold to dairy manufacturers to produce yogurt, which caused the sale of bulk additive products to ramp up significantly during this quarter.  Sales of animal-used bulk products, on the other hand, maintained a steady growth pace during this quarter.

The contributions of the retail products as a percentage of the total value on sales were approximately 55.8% and 74.3% for the three months ended December 31, 2010 and 2009, respectively, and were approximately 58.0% and 73% for the nine months ended December 31, 2010 and 2009, respectively. The contributions of the bulk additives products as a percentage of the total value on sales were approximately 44.2% and 25.7% for the three months ended December 31, 2010 and 2009, respectively, and were approximately 42.0% and 27% for the nine months ended December 31, 2010 and 2009, respectively.  The percentage weight increase of bulk additives in total sales over the nine month period of fiscal year 2011 represented the Company’s strategic shift from retail products to bulk additive products. We expect the trend will continue in both the short-term and long-term.

Cost of Sales

Cost of sales for the three months ended December 31, 2010 was $11,198,703 compared with $6,780,161 for the three months ended December 31, 2009.  The increase in cost of sales was primarily due to the increase in the production of bulk additive products.

Gross profit

Gross profit for the three months ended December 31, 2010 was $21,185,942 compared with $16,514,160 for the three months ended December 31, 2009. Gross profit for the nine months ended December 31, 2010 was $53,591,225, compared with $39,595,985 for the nine months ended December 31, 2009.  The increase in gross profit was primarily due to the increase in the sales of bulk additives products.

The average gross profit percentage for all of our products for the three months and nine months ended December 31, 2010 and 2009 are summarized below:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Average for all products	65%	71%	66%	71%

Gross profit margin decreased from 71% in the quarter ended December 31, 2009 to 65% this quarter, which was primarily due to a change of product mix, increasing production labor cost in the Shanghai area, and increasing raw material cost. On the retail products front, sales volume of one of our lower margin retail products increased significantly while gross margin of other products remained flat over the year. On the bulk products front, we added 20 production workers during this quarter and reached a total of 176 workers, compared with a total of 109 workers a year ago.  We are experiencing steadily increasing wages of our skilled workers in the Shanghai area.  We also introduced some new ingredients, which increased the production cost, to improve the quality of the bulk products. We expect the overall gross margin will remain stable at this level in near term.

Selling expenses

Selling expenses were $3,861,261 or 11.92% of net sales for the three months ended December 31, 2010, compared with $4,140,738 or 17.78% of net sales for the three months ended December 31, 2009. Selling expenses were $9,478,796 or 11.78% of net sales for the nine months ended December 31, 2010, compared with $9,221,564 or 16.51% of net sales for the nine months ended December 31, 2009.  The decrease of selling expenses as a percentage of total sales was primarily due to the decrease of operating costs of retail outlets. As of December 31, 2010, we had a total of 15 retail outlets in operation compared with 111 outlets as of December 31, 2009. The Company had 59 employees working for retail outlet operations as of December 31, 2010, compared with 222 employees in retail outlet operations as of December 31, 2009.  The operating costs of the retail outlets, including both rental and hiring expenses, dropped significantly when the Company closed the majority of its retail outlets in 2010.  For the bulk business, our selling expense is slightly lower this quarter, but we expect it will increase slightly in the future as we will have more spending in sales promotion.

General and administrative expenses

General and administrative expenses were $3,190,506 or 9.85% of net sales for the three months ended December 31, 2010, compared with $1,366,243 or 5.86% of net sales for the three months ended December 31, 2009.  General and administrative expenses were $5,870,538 or 7.26% of net sales for the nine months ended December 31, 2010, compared with $3,649,818 or 6.53% of net sales for the nine months ended December 31, 2009.  The increase of general and administrative expenses was primarily due to the increased operating costs of our newly established bulk addictives products business, combined with an increase of general and administrative expenses at the holding company level, such as the legal and consulting expenses.  As of December 31, 2010, although the total number of employees was decreased, this did not result in the decrease in relative general and administrative expenses because the decrease in the number of employees resulted from a combined effect of a decrease in the number of employees for retail outlets, the expenses of which were included in selling expenses, and an increase in the number of employees for our bulk addictives business.

Provision for income taxes

Provision for income taxes was $2.48 million and $2.38 million for the three months ended December 31, 2010 and 2009, respectively.  Income before taxes was $12.89 million for the three month period ended December 31, 2010, compared with a $10.42 million profit, excluding the $2.85 million surplus on revaluation of the Note, for the three month period ended December 31, 2009.  The increase in income tax payable is attributable to an increase in operating profit. (See Note 9)

Segment reporting

We have adopted the “products and services” approach for segment reporting. For the three months ended December 31, 2010 and 2009, the Company had only one category of products and services, the probiotics products as a health supplement, which is manufactured, delivered, and sold in one geographic area, the PRC.  Moreover, all of our long-lived assets are physically located in China.

Liquidity and Capital Resources

We had cash of $132.29 million and working capital of $133.27 million as of December 31, 2010. Cash generated from operations was $18.17 million in the nine months ended December 31, 2010.

We had capital expenditures totaling $16.36 million in the nine months ended December 31, 2010, mainly in connection with the construction of the new plant.

Our Pudong facility commenced operations in 2000.  With the increases in sales volume in the last couple of years, the Pudong facility is reaching its full production capacity. We are constructing a new Phase 2 plant with an overall project size of $54 million.  (See Overview)

At our Pudong plant, the Company plans to expand the retail product packaging facility and make technical improvements to the existing fermentation facility, which will cost approximately $3 million.

During the quarter ended September 30, 2010, the Company obtained admission to enter the Yangling Agricultural High-tech Industries Demonstration Zone. The Company will inject the full amount of registered capital, an amount no less than $50 million, within 24 months of the project commencement date. The Company plans to fund this project with its cash reserves.

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

On December 11, 2007, we issued the Note to Pope Investments II LLC, an affiliate of Pope Investments, LLC, with a maturity date of December 11, 2010. The principal amount of the Note was convertible into shares of our common stock at an exercise price of $12.00 per share at any time until the maturity date.  Net proceeds of the Note were used to fund the construction of the 150-metric-ton-per-year manufacturing facility in Qingpu and other capital expenditures.

On December 9, 2010, the Company repaid in full its obligations under the Note in the original aggregate principal amount of $25,000,000.  The payoff amount of $29,684,932, consisting of $25,000,000 of outstanding principal and $4,684,932 of accrued interest, was paid to Pope Investments II LLC, and all security interests and liens held by Pope Investments II LLC were terminated and released, including (1) a guaranty by Mr. Song Jinan of the Company’s obligations under the Note backed by a pledge of 4,000,000 shares of China-Biotics’ common stock owned by Mr. Song; and (2) a pledge by the Company of 100% of the stock of SGI to Pope Investments II LLC.

Inflation

During the quarter ended December 31, 2010, there were small increases in cost of pulp, paper, other raw materials.  We also saw price increases in the lease market.  The closure of a number of retail outlets, however, reduced the leasing costs, and staff cost and overall we believe that inflation did not have a significant impact on our results of operations for the quarter.

Seasonality

Typically, 60% of our retail sales take place in the second half of the fiscal year because many of our customers purchase our products to give as gifts during the Chinese festivals that occur during this time of the year. While it is still too early to tell, we expect that our bulk additive sales will not be seasonal in nature because the bulk products are purchased by food manufacturers consistently over the year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations and commercial commitments over various future periods as of December 31, 2010.

Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Capital Lease Obligations(2)	$5,234,381	$5,234,381		$-	$-	$-
Operating Lease Obligations(1)	$607,417	$607,417		$-	$-	$-
Capital Commitment(2)	$42,500,000	$21,250,000		$21,250,000	$-	$-
Purchase Obligations(3)	$8,168,154	$8,168,154		$-	$-	$-
Loan(4)	$-	$-		$-	$-	$-
Other obligation	$1,920,808	$1,920,808	$		$-	$-
Total	$58,430,760	$37,180,760		$21,250,000	$-	$-

(1) See Note 10(a) to our consolidated financial statements in this Quarterly Report.
(2) See Note 10(b) to our consolidated financial statements in the Quarterly Report.
(3) Estimated contractual purchases with suppliers as of December 31, 2010.
(4) See Note11 to our consolidated financial statements in this Quarterly Report.

Research and Development Expenditures

We have a strong research and development team supported by a technical advisory board of experts. In addition to having advanced technology in bacteria culturing and protection, we also conduct research to develop products that address specific health problems using our core technology and Chinese medicine to create genetically engineered drugs and drug delivery solutions and expand our product line. We incurred research and development costs of approximately $1,884,119 and $894,101 in the three months ended December 31, 2010 and December 31, 2009, respectively.  Research and development costs for the nine months ended December 31, 2010 and December 31, 2009 were $4,559,372 and $2,282,409, respectively.  The significant increase in expenditures was primarily due to the newly established production facilities, combined with increased research on markets, demands and customer consumption habits, various inspections of the new products, and relevant general and administrative expenses.

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2010, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended December 31, 2010 and 2009. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider accounting policies related to (a) allowance for doubtful accounts, and (b) use of estimates as applied to potential penalties for the late payment of taxes, to be critical accounting policies due to the estimation process involved in each.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. We had trade receivables totaling $39,371,765 as of December 31, 2010. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this Form 10-Q and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

Embedded derivatives

On December 11, 2007, the Company issued the Note, which was due on December 11, 2010.  Pursuant to SFAS No. 133 (now known as ASC 816) “Accounting For Derivatives Instruments And Hedging Activities” and EITF Issue No. 00-19 (now known as ASC 815) “Accounting For Derivatives Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock,” the Company bifurcates the conversion options with a mandatory conversion feature (“embedded derivatives”) from the Note as the embedded derivatives are determined to be not clearly and closely related to the host contract. The embedded derivatives are recorded at fair value, mark-to-market at each reporting period, and are carried on a separate line in the balance sheet.

Recent Accounting Pronouncements

See Note 1 of the December 31, 2010 Interim Financial Statements. Other new pronouncements issued, but not yet effective until after December 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

China Biotics, Inc. and certain of its current and former officers and directors have been named as defendants in two putative shareholder class action lawsuits, one in the United States District Court for the Central District of California  (Mohapatra v. China-Biotics, Inc., et al. No. 10-cv-6954 (C.D. Cal.), the "California Action") and the other in the United States District Court for the Southern District of New York (Hill v. China-Biotics, Inc., et al. No. 10-cv-7838 (S.D.N.Y.), the "New York Action").  After certain shareholders filed motions for appointment as lead plaintiff in both lawsuits, the plaintiff in the California Action voluntarily dismissed its case.  The plaintiff in the New York Action, who seeks to represent a class of those who bought China-Biotics securities between July 10, 2008 and August 30, 2010, alleges that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder, by making material misstatements or failing to disclose certain material information regarding, among other things, China-Biotics' financial condition, operations, and future business prospects, and the quality, nature, and quantity of China-Biotics' retail outlets and stores.  The complaint seeks unspecified damages.  China-Biotics intends to defend this action vigorously.

China-Biotics, Inc. and its directors have been named as defendants in a derivative lawsuit filed in the United States District Court for the District of Columbia (Marteney v. Song Jinan, et al., No. 10-cv-1983 (D.D.C.)).  The complaint alleges that the directors breached their fiduciary duties by disseminating false and misleading financial statements and seeks unspecified damages.  The defendants intend to defend this action vigorously.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2010, the Company’s Board of Directors approved a share repurchase program under which the Company may purchase up to $20 million of the Company’s outstanding common stock from time-to-time until July 7, 2011. During the quarter ended December 31, 2010, the Company did not repurchase any of its shares.

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

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Amendment No. 2 to Form SB-2 filed on November 13, 2006).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.14 to China-Biotics, Inc.’s Amendment No. 2 to Form SB-2 filed on November 13, 2006).

10.15	Form of Purchase Agreement dated January 21, 2009 (incorporated by reference to Exhibit 10.15 to China-Biotics, Inc.’s Form 10-Q filed on February 13, 2009).

10.16	Form of Purchase Agreement dated May 19, 2009 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on May 20, 2009).

10.17	Share Charge dated September 21, 2009 (effective as of January 24, 2008) (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 10-Q filed on November 16, 2009).

10.18	Underwriting Agreement dated September 29, 2009 (incorporated by reference to Exhibit 1.1 to China-Biotics, Inc.’s Form 8-K filed on September 30, 2009).

10.19	District Entrance Project Agreement dated August 12, 2010*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to China-Biotics, Inc.’s Form SB-2 filed on March 24, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith
** Furnished herewith

* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA-BIOTICS, INC.
(Registrant)

/s/ Song Jinan
Date: February 14, 2011	Song Jinan
Chief Executive Officer

/s/ Travis Cai
Travis Cai
Chief Financial Officer