Form 10-Q
period 2012-09-30
CHINA-BIOTICS, INC
filed 2012-12-26
CIK 1271057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☑

As of December 24, 2012, 22,150,200 shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

TABLE OF CONTENTS

Unaudited Condensed Consolidated Financial Statements	2

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and March 31, 2012	3

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended September 30, 2012 and 2011	4

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended September 30, 2012	5

Unaudited Condensed Consolidated Statements of Cash Flow for the six months ended September 30, 2012 and 2011	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

	September 30, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$55,494,476	$70,086,074
Accounts receivable, net	30,986,608	33,392,474
Inventories	1,945,764	1,942,549
Deposits - short term	3,135,438	1,114,367
Prepayments	216,920	356,157
Other receivables	98,266	102,530
Total current assets	91,877,472	106,994,151

Loan receivable	20,751,701	20,753,343
Deposits - long term	30,068,048	30,070,428
Prepayments for equipment	17,443,346	22,007,427
Property, plant and equipment, net	97,625,964	72,080,331
Land use rights	5,005,550	5,056,884
Total assets	$262,772,081	$256,962,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,176,540	$2,873,904
Other payables and accruals	5,264,681	5,425,821
Tax payables	31,147,556	33,364,611
Short term loan	3,956,322	3,165,308
Amount due to director	5,081,229	4,954,345
Total current liabilities	47,626,328	49,783,989
Long term loan	4,272,828	4,747,963
Total liabilities	51,899,156	54,531,952
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value of $0.01, 10,000,000 shares authorized, none issued	-	-
Common stock, par value of $0.0001, 100,000,000 shares authorized,42,370,000 shares issued and 22,150,200 outstanding as of September 30, 2012 and March 31, 2012, respectively	4,237	4,237
Additional paid-in capital	85,401,508	84,727,616
Retained earnings	115,967,135	108,179,075
Treasury stock at cost, 20,219,800 shares as of September 30, 2012 and March 31, 2012, respectively	(2,741,634)	(2,741,634)
Accumulated other comprehensive income	12,241,679	12,261,318
Total stockholders’ equity	210,872,925	202,430,612
Total liabilities and stockholders' equity	$262,772,081	$256,962,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME

(Amounts expressed in US Dollars)

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Net sales	$20,151,854	$4,150,101	$37,534,337	$13,109,326
Cost of sales	7,731,652	3,239,758	15,010,030	7,722,174
Cost of product returns	-	7,143,914	-	7,143,914
Gross profit (loss)	12,420,202	(6,233,571)	22,524,307	(1,756,762)
Operating expenses:
Selling expenses	2,577,171	2,018,182	6,613,536	3,988,351
General and administrative expenses	3,944,780	3,735,529	7,603,876	8,386,190
Total operating expenses	6,521,951	5,753,711	14,217,412	12,374,541
Income (loss) from operations	5,898,251	(11,987,282)	8,306,895	(14,131,303)
Other income and expenses:
Interest expense	(132,936)	(66)	(278,396)	(336)
Interest income	133,246	397,921	328,219	785,861
Interest income, net – loan receivable	772,302	-	1,548,985	-
Other expenses	(84,420)	(233,093)	(187,312)	(454,729)
Exchange gain (losses), net	3,242	(37,908)	12,229	(75,043)
Total other income	691,434	126,854	1,423,725	255,753
Income (loss) before taxes	6,589,685	(11,860,428)	9,730,620	(13,875,550)
Income taxes	873,588	-	1,942,560	41,908
Net income (loss)	5,716,097	(11,860,428)	7,788,060	(13,917,458)
Other comprehensive income
Foreign currency translation adjustment	(318,402)	1,930,620	(19,639)	(581,788)
Comprehensive income (loss)	$5,397,695	$(9,929,808)	$7,768,421	$(14,499,246)

Weighted average number of shares
Basic	22,150,200	22,150,200	22,150,200	22,150,200
Diluted	22,359,439	22,150,200	22,343,091	22,150,200

Income (loss) per common stock
Basic	$0.26	$(0.54)	$0.35	$(0.63)
Diluted	$0.26	$(0.54)	$0.35	$(0.63)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance- April 1, 2012	42,370,000	$4,237	$84,727,616	$108,179,075	$(2,741,634)	$12,261,318	$202,430,612
Fair value of vested options			673,892				673,892
Net income				7,788,060			7,788,060
Foreign currency translation adjustments						(19,639)	(19,639)
Balance- September 30, 2012 (Unaudited)	42,370,000	$4,237	$85,401,508	$115,967,135	$(2,741,634)	$12,241,679	$210,872,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts expressed in US Dollars)

	Six months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,788,060	$(13,917,458)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization	52,321	19,284
Depreciation	2,367,770	1,546,791
Provision of allowance for doubtful accounts	582,973	814,828
Fair value of vested options	673,892	810,797
Change in operating assets and liabilities :
- Accounts receivable	1,293,633	22,464,888
- Inventories	(259)	(1,612,140)
- Deposits	(2,019,727)	87,372
- Prepayments	139,803	(2,701,323)
- Other receivables	4,421	88,258
- Accounts payable	(701,859)	(4,927,553)
- Other payables and accruals	(169,426)	(86,641)
- Taxes payable	(2,268,219)	(1,896,122)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,743,383	690,981

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayments for long-term capital expenditures	(10,089,369)	(1,108,936)
Purchase of property, plant and equipment	(13,081,652)	(108,843)
NET CASH USED IN INVESTING ACTIVITIES	(23,171,021)	(1,217,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of bank loans	4,272,152	-
Repayment of bank loan	(3,957,226)	-
Advance from director	127,089	4,632,404
NET CASH PROVIDED BY FINANCING ACTIVITIES	442,015	4,632,404

Effect of exchange rate changes on cash and cash equivalents	394,025	(135,319)
NET CHANGES IN CASH AND CASH EQUIVALENTS BALANCES	(14,591,598)	3,970,287
CASH AND CASH EQUIVALENTS BALANCES, beginning of period	70,086,074	143,988,348
CASH AND CASH EQUIVALENTS BALANCES, end of period	$55,494,476	$147,958,635

Supplemental disclosure of cash flow information:
Interest paid	$278,327	$-
Income taxes paid	$3,478,634	$1,553,351

Non cash financing and investing activities:
Transfer of prepayments for equipment to property, plant and equipment	$14,687,740	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the six months ended September 30, 2012 and 2011 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2012 and for all periods presented. Information as of March 31, 2012 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K filed on September 14, 2012 for the year ended March 31, 2012. The results of operations for the three and six months ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2013.

The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with US GAAP which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of consolidation

The unaudited condensed consolidated financial statements for China-Biotics, Inc. and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of SGI, Shining, Growing, GSL, KTG, BDH and Growing Yangling. Intercompany accounts and transactions have been eliminated in consolidation.

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

Level 3-Unobservable inputs based on the Company’s assumptions

The Company is required to use observable market data if available without undue cost and effort. The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2012 and March 31, 2012:

	Fair Value Measurements as at September 30, 2012
	Balance at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan receivable	$20,751,701	$-	$20,751,701	$-

	Fair Value Measurements as at March 31, 2012
	Balance at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan receivable	$20,753,343	$-	$20,753,343	$-

Recent Accounting Pronouncements

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

3.	INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Income (loss) per share – Basic
Income (loss) for the period	$5,716,097	$(11,860,428)	$7,788,060	$(13,917,458)
Basic average common stock outstanding	22,150,200	22,150,200	22,150,200	22,150,200
Net income (loss) per share	$0.26	$(0.54)	$0.35	$(0.63)

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Income (loss) per share – Diluted
Income (loss) for the period	$5,716,097	$(11,860,428)	$7,788,060	$(13,917,458)
Basic average common stock outstanding	22,150,200	22,150,200	22,150,200	22,150,200
Diluted effect from vested stock options	209,239	-	192,891	-
Diluted average common stock outstanding	22,359,439	22,150,200	22,343,091	22,150,200
Net income (loss) per share	$0.26	$(0.54)	$0.35	$(0.63)

Basic income (loss) per share is computed by dividing the net income by the weighted average number of outstanding common stock during the period.  The diluted income (loss) per share calculation includes the impact of dilutive convertible securities, if applicable.  The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of shares of common stock has been outstanding to the total time in that period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. As of September 30, 2012 and March 31, 2012, the Company had cash deposits of $55.49 million and $70.09 million, respectively, placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts. For the three and six months ended September 30, 2012 and 2011, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at September 30, 2012 and March 31, 2012 are from customers in the PRC.

Concentration of Customers

The Company had no sales to a single customer that accounted for more than 10% of total gross sales.  For the three and six months ended September 30, 2012 or 2011, there was no customer that accounted for over 5% of our sales revenue.   As of September 30, 2012, there is one customer that accounted for 6.5% of our accounts receivable. As of March 31, 2012, there is one customer that accounted for 4.8% of our accounts receivable.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2012 (Unaudited)	March 31, 2012

Accounts receivable	$33,234,729	$35,057,662
Less: Allowance for doubtful accounts	(2,248,121)	(1,665,188)
	$30,986,608	$33,392,474

6.	INVENTORIES

Inventories consisted of the following:

	September 30, 2012 (Unaudited)	March 31, 2012

Raw materials	$692,655	$801,288
Work-in-progress	106,201	99,763
Finished goods	1,146,908	1,041,498
	$1,945,764	$1,942,549

7.	LOAN RECEIVABLE

On December 19, 2011, the Company entered into an agreement with Jiangxi International Trust Co., Ltd. (“Jiangxi”) to loan $20,784,923 (RMB 131,100,000) to the Jiangxi International Trust of Yinhe #7 Property, an investment fund sponsored by Jiangxi. The loan principal is due on December 26, 2013, is unsecured, and according to the loan agreement, the Company is to earn 20% interest per annum, less a 5% investment management fee per annum.  Interest income for the three and six months ended September 30, 2012 includes $1,037,421 and $2,076,848 of interest accrued on the outstanding balance, respectively. Such interest income after netting of the management fee were $772,302 and $1,548,985 for the three and six months ended September 30, 2012, respectively. Jiangxi is a major trust and investment company that is executing different investment projects in the PRC, including real estate projects, listed company restructuring, and other financial services.

8.	DEPOSITS

Deposits for the acquisition of long-term assets and operating trading deposits consisted of the following:

	September 30, 2012 (Unaudited)	March 31, 2012
Long term
Deposit for acquisition of a company	$23,737,932	$23,739,812
Deposit for acquisition of patent	6,330,116	6,330,616
	30,068,048	30,070,428
Short term
Other operating deposits	3,135,438	1,114,367
	$33,203,486	$31,184,795

On March 27, 2012, the Company made a deposit of $23,737,932 (RMB 150,000,000) to the government of Yangling for a bid to acquire a probiotics company located in Yangling, Shaanxi Province that is in receivership. According to the relevant regulations, the deposit will be treated as part of the purchase price of the acquisition if the transaction is approved. As of December 21, 2012, the government of Yangling is reviewing bids received for the probiotics company and expects to complete this process by the end of calendar year 2012. If the Company does not win the auction to acquire the probiotics company, its deposit will be returned.

On February 1, 2012, our subsidiary, Growing, entered into an agreement to acquire a patent regarding a production technology for $6,657,262 (RMB 42,000,000) from an unrelated PRC company. Growing made a deposit of $6,330,116 (RMB 40,000,000) to the seller for the transfer of the patent within 210 days, or by August 30, 2012. The original terms of the agreement were that if the patent cannot be transferred to Growing within 210 days, Growing will be refunded the deposit paid and also be compensated an additional $159,000 (RMB 1,000,000) for damages. The transfer was not completed by August 30, 2012, and on September 3, 2012, Growing and the seller mutually agreed to extend the completion date to December 30, 2012. As of December 21, 2012, the transfer had not yet been completed because the Company is waiting for approval of the transfer from the State Intellectual Property Office of the PRC. The Company has no information to allow it to estimate when such confirmation will be obtained, but expects the transaction to close in 2013, after which the patent is planned to be used in the Company’s operations.

9.	LAND USE RIGHTS

The land use rights consisted of the following:

	September 30, 2012 (Unaudited)	March 31, 2012

Land use rights	$5,232,938	$5,231,956
Less: Accumulated amortization	(227,388)	(175,072)
	$5,005,550	$5,056,884

On March 21, 2006, GSL, our subsidiary, entered into an agreement, as amended, with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 36,075 square meters of land in the Shanghai Qingpu Industrial Park District on which we constructed our 300-metric ton capacity production plant for a term of 50 years beginning January 15, 2008. The agreement provides for the payment of leasing fees of approximately $1.8 million. In February 2009, the formal land use right certificate was issued. There are no future lease payments under this land lease. The Qingpu land use right was pledged to a bank as a credit guarantee for a loan of $4,747,587 (RMB 30,000,000 million, see Note 12).  At September 30, 2012, the net book value of such land use right was $1,786,359.

In 2012, our Growing Yangling, subsidiary of the Company that operates in Yangling, the PRC, has acquired a land use right for a period of 50 years, beginning January 18, 2012. At September 30, 2012, the net book value of the land use right was $3,219,191.

Amortization expense amounted to $26,115 and $9,707 for the three months ended September 30, 2012, and 2011, respectively. Amortization expense amounted to $52,321 and $19,284 for the six months ended September 30, 2012, and 2011, respectively.

The estimated amortization expense for the land use rights over each of the five years and thereafter is summarized as below:

September 30, 2012
For the year ended March 31:
2013	$52,329
2014	104,659
2015	104,659
2016	104,659
2017	104,659
Thereafter	4,534,585
$5,005,550

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	September 30, 2012 (Unaudited)	March 31, 2012

Building	$47,953,611	$44,754,344
Plant and machinery	25,086,583	23,963,145
Leasehold improvements	2,100,329	1,814,783
Office equipment	6,263,085	4,220,654
Motor vehicles	818,352	543,569
Construction in progress	34,189,952	13,217,574
	116,411,912	88,514,069
Less: Accumulated depreciation	(18,785,948)	(16,433,738)
	$97,625,964	$72,080,331

For the three months ended September 30, 2012 and 2011, depreciation expense amounted to $1,190,367 and $754,468, respectively. For the six months ended September 30, 2012 and 2011, depreciation expense amounted to $2,367,770 and $1,546,791, respectively.

The Company is currently in Phase 2 construction of a research and development center and other ancillary facilities in Qingpu.  At September 30, 2012 and March 31, 2012, construction in progress included $18,734,220 and $12,978,116 related to the construction of this facility.

At September 30, 2012, the corporate headquarters office building was pledged to banks as a guarantee for a total of loans of $3,165,058 (RMB 20,000,000, see Note 12).  The net book value of the building was $8,693,912.

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of September 30, 2012 and March 31, 2012, construction in progress included $15,455,732 and $239,458 related to the construction of this facility. As of September 30, 2012, Growing Yangling entered into agreements with contractors related to the construction of the plant, manufacturing facilities and purchase of production equipment for future payment of $2,548,547 and $21,929,973, respectively.

As of September 30, 2012 and March 31, 2012, the Company currently has outstanding deposits and prepayments of $17,443,346 and $22,007,427 relation to delivery of equipment to be used at these facilities.

11.	AMOUNT DUE TO DIRECTOR

As of September 30, 2012 and March 31, 2012, the amount due to a director, Mr. Song Jinan, represented advances to the Company which are unsecured, interest-free and repayable on demand. The advances from such director were entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

12.	LOANS PAYABLE

Short term loan

On March 19, 2012, the Company received a loan from the Bank of China for $3,165,058 (RMB 20,000,000), secured by the corporate headquarters office building of Growing (see Note10), due September 19, 2012. Interest is 7.2% per annum, based on 118% of the six months’ of RMB borrowing prime rate established by the People’s Bank of China at the time of funding. Total principal and interest are due September 19, 2012. On September 19, 2012, the loan for $3,165,058 (RMB 20,000,000) was fully repaid.

On September 19, 2012, a new loan from the Bank of China for $3,165,058 (RMB 20,000,000) was borrowed with the same terms, secured by the same assets, corporate headquarters office building of Growing (see Note10), and is due on September 19, 2013. Interest is 7.08% per annum, based on 118% of the twelve months’ of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The loan is renewable with the bank upon maturity.

On August 29, 2012, the Company received a loan from Shanghai Rural Commercial Bank for $791,264 (RMB 5,000,000), secured by the land use right in Qingpu of Growing (see Note 9), due August 28, 2013. Interest is 6.90% per annum, based on 118% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for purchase of raw materials.

Long term loan

On December 7, 2011, the Company received a loan from Shanghai Rural Commercial Bank for $4,747,963 (RMB 30,000,000), secured by the land use right in Qingpu of Growing (see Note 9), due May 27, 2014. Interest is 7.65% per annum, based on 115% of the 1-to-3 years’ RMB borrowing prime rate set by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. On May 25, 2012, the Company repaid $792,531 (RMB 5,000,000) of the loan and the balance outstanding as of September 30, 2012 was $3,956,322 (RMB 25,000,000).

On September 17, 2012, the Company received a loan from Shanghai Rural Commercial Bank for $158,253 (RMB 1,000,000), secured by the land use right in Qingpu of Growing (see Note 9), due December 17, 2014. Interest is 7.36% per annum, based on 118% of one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for financing the costs of a renovation project.

On September 26, 2012, the Company received a loan from Shanghai Rural Commercial Bank for $158,253 (RMB 1,000,000), secured by the land use right in Qingpu of Growing (see Note 9), due December 26, 2014. Interest is 7.36% per annum, based on 118% of one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for financing the costs of a renovation project.

13.	INCOME TAXES

For the six months ended September 30, 2012 and 2011, the components of income (loss) before income taxes were:

	Six months ended September 30,
	2012 (Unaudited)	2011 (Unaudited)
Income before income taxes generated in the PRC	$11,411,914	$(12,152,175)
(Loss) income before income taxes generated in the United States of America	(1,481,052)	(1,522,818)
Loss before income taxes generated in the British Virgin Islands	(198,241)	(199,871)
Loss before income taxes generated in Hong Kong	(2,001)	(686)
	$9,730,620	$(13,875,550)

For the three and six months ended September 30, 2012 and 2011, there was no tax provision related to income (loss) generated in the United States of America, the British Virgin Islands, and Hong Kong. For the six months ended September 30, 2012 and 2011, the provision for income taxes relating to income generated in the PRC consists of the following:

	Six months ended September 30,
	2012 (Unaudited)	2011 (Unaudited)
Current-PRC	$1,942,560	$41,908
Deferred-PRC	-	-
	$1,942,560	$41,908

For the six months ended September 30, 2012 and 2011, the reconciliation between the PRC statutory tax rate and effective tax rate are as follows:

	Six months ended September 30,
	2012 (Unaudited)	2011 (Unaudited)
Statutory rate	25.0%	25.0%
Preferential tax rate	(13.7)%	(7.5)%
Effect of different tax rates in other jurisdictions	3.0%	(2.1)%
Expenses not deductible for tax purpose	-%	(0.7)%
Effect of taxable temporary difference	2.2%	(7.1)%
Under provision of income tax in prior year	1.2%	-%
Tax losses not recognized	2.0%	(7.5)%
Effective tax rate	19.7%	(0.1)%

As of September 30, 2012 and March 31, 2012, the Company had incurred tax losses of approximately $1.0 million and $4.2 million, respectively which can be carried forward in various jurisdictions from five to 25 years.

	September 30, 2012 (Unaudited)	March 31, 2012
Deferred tax assets
Net operating loss carryforwards
- PRC	$30,556	$320,292
- United States of America	64,426	334,633
- Hong Kong	-	132
Less: Valuation allowance	(94,982)	(655,057)
Net deferred tax assets	$-	$-

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

The Company’s subsidiary, Growing Yangling, is located in Yangling and as of March 31, 2012, its manufacturing plant was under construction. According to the investment agreement with the local government, Growing Yangling is entitled to have a tax incentive that exempts local portion of EIT for three calendar years from the commencement of production, followed by 50% tax exemption of local portion for the next year. There is no financial effect from the tax holiday as Growing Yangling did not generate any assessable profit for the three and six months ended September 30, 2012 or 2011.

At September 30, 2012 and March 31, 2012, taxes payable consisted of the following:

	September 30, 2012 (Unaudited)	March 31, 2012
Taxes arising prior to 2005:
Value added tax and other taxes	$5,707,294	$5,707,746
Income taxes	3,112,195	3,112,441
Dividends withholding tax	4,455,277	3,914,453
	13,274,766	12,734,640
Total:
Value added tax and other taxes	274,726	1,366,106
Income taxes	250,806	2,100,059
Accrued interest on taxes	17,347,258	17,163,806
	$31,147,556	$33,364,611

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

For the six months ended September 30, 2012, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

The Company’s PRC subsidiaries are deemed “high technology” enterprises subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Six months ended September 30,
	2012 (Unaudited)	2011 (Unaudited)

Income (loss) per common share-basic	$0.35	$(0.63)
Effect of tax holiday	0.01	0.01
Pro forma income (loss) per common share-basic	$0.36	$(0.62)

14.	OPTION INCENTIVE PLAN

On January 16, 2011, the Board adopted the 2010 Equity Incentive Plan (the “2010 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2010 Plan. On March 9, 2011, the 2010 Plan was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders.

On January 16, 2011, the Company granted to the directors and officers an option to purchase 910,000 shares of common stock under the 2010 Plan. The options have exercise price of $14.81 per share, an expiration date of five to ten years from the date of grant, and vest over 48 consecutive months: 20% in the first 12-month period; 20% in the second 12-month period; 30% in the third 12-month period; and 30% in the forth 12-month period. The Company determined the fair value of the options on the date of grant was $9,477,024 using the Black-Scholes-Merton option pricing model with the following assumptions: expected volatility, 76%; risk-free interest rate, 1.95%; expected weighted average life, five to ten years; and expected dividend yield, 0%. As of September 30, 2012 and March 31, 2012, the total vested options were 231,000 shares and 165,000 shares, respectively.

During June 2011, two candidates resigned from their position and terminated their services to the Company. They also did not exercise their vesting options within three months from the date of their termination. According to the option agreement, their options were forfeited and cancelled; the total number of forfeited and cancelled options was 250,000.

During the six months ended September 30, 2012 and 2011, no vested options were exercised.

At September 30, 2012 and March 31, 2012, outstanding options were as follows:

	Number of Shares under Options	Weighted Average Exercise Price

Options outstanding at April 1, 2011	910,000	$14.81
Options granted	-	-
Options expired or forfeited	(250,000)	14.81
Options exercised	-	-
Options outstanding at March 31, 2012	660,000	14.81
Options granted	-	-
Options expired or forfeited	-	-
Options exercised	-	-
Options outstanding at September 30, 2012	660,000	$14.81

The following table summarizes information about options outstanding at September 30, 2012:

	Options Outstanding			Options Exercisable
Exercise price	Number of shares under Option	Weighted average remaining contractual life (years)	Weighted Average Exercise Price	Number of shares under Option	Weighted Average Exercise Price

$14.81	660,000	6.75	$14.81	231,000	$14.81

At September 30, 2012 and March 31, 2012, the options outstanding and exercisable had no intrinsic value.

For the three months ended September 30, 2012 and 2011, the Company has recorded $336,946 and $336,946, respectively, as the fair value of the vested options. For the six months ended September 30, 2012 and 2011, the Company has recorded $673,892 and $810,797, respectively, as the fair value of the vested options.

As of September 30, 2012, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $4,380,301, which is expected to be recognized over the next 27 months

15.	PRODUCT RETURN CONCESSIONS

For the three months ended June 30, 2011 and six months ended September 30, 2011, product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems.

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these special credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the three months ended September 30, 2011 that has been reflected as an additional cost of product returns in the accompanying consolidated financial statements. No additional such credits were made available for the three and six months ended September 30, 2012. During the three months ended September 30, 2012, the Company recovered special concession credits amounting to $993,671 (RMB6,280,000) and included such amounts in sales for the three months ended September 30, 2012.

16.	COMMITMENTS AND CONTINGENCIES

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

On February 1, 2012, our subsidiary, Growing, entered into an agreement to acquire a patent regarding a production technology for $6,657,262 (RMB 42,000,000) from an unrelated PRC company. Growing made a deposit of $6,330,616 (RMB 40,000,000) to the seller for the transfer of the patent within 210 days, or by August 30, 2012. The original terms of the agreement were that if the patent cannot be transferred to Growing within 210 days, Growing will be refunded the deposit paid and also be compensated an additional $159,000 (RMB 1,000,000) for damages. The transfer was not completed by August 30, 2012, and on September 3, 2012, Growing and the seller mutually agreed to extend the completion date to December 30, 2012. As of December 21, 2012, the transfer had not yet been completed because the Company is waiting for approval of the transfer from the State Intellectual Property Office of the PRC. The Company has no information to allow it to estimate when such confirmation will be obtained, but expects the transaction to close in 2013, after which the patent is planned to be used in the Company’s operations. Subject to the completion of the transfer of the patent, the Company will have to pay the balance, the future payment of which amounts to $316,506 (RMB2,000,000), which amount was contracted but not provided for as of September 30, 2012.

Purchase obligations

The Company entered into the agreements with its suppliers to purchase raw materials and packing materials. The amount of future payments is $13,361,138.

Other obligations

The Company entered into an agreement with a university to perform research and development. The amount of future payments is $1,424,389 (RMB 9,000,000).

Pending litigation

The Company and certain of its current and former officers and directors have been named as defendants in three putative shareholder class action lawsuits, one in the United States District Court for the Central District of California (Mohapatra v. China-Biotics, Inc., et al., No. 10-cv-6954 (C.D. Cal.), the “Mohapatra case”), and two in the United States District Court for the Southern District of New York (Hill v. China-Biotics, Inc., et al., No. 10-cv-7838 (S.D.N.Y.), the “Hill case”, and Casper v. Jinan, et al., No. 12-cv-4202 (S.D.N.Y.), the “Casper case”). After certain shareholders filed motions for appointment as lead plaintiff, the plaintiff in the Mohapatra case voluntarily dismissed its case and the plaintiff in the Hill case, together with another shareholder, were appointed as lead plaintiffs. The lead plaintiffs filed an amended complaint in which they allege that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making material misstatements or failing to disclose certain material information regarding, among other things, the Company’s financial condition, operations, and future business prospects, and the quality, nature, and quantity of the Company’s retail outlets. The lead plaintiffs seek to represent a class of shareholders who bought the Company’s securities between July 10, 2008 and August 27, 2010.

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

In the Casper case, the plaintiff alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making material misstatements and seeks to represent a class of stockholders who bought the Company’s securities between February 9, 2011 and July 1, 2011. On October 18, 2012, the Hill case and the Casper case were consolidated, but no consolidated amended complaint has yet been filed. The Company intends to defend this action vigorously.

The Company and its directors have been named as defendants in a derivative lawsuit filed in the United States District Court for the District of Columbia (Marteney v. Song Jinan, et al., No. 10-cv-1983 (D.D.C.)). The complaint alleges that the directors breached their fiduciary duties by disseminating false and misleading financial statements and seeks unspecified damages. On March 26, 2012, the plaintiff filed an amended complaint in which he added Roth Capital Partners LLC and Maxim Group LLC (the “Underwriters”) as defendants. On September 7, 2012, the Underwriters filed a motion to dismiss. On October 23, 2012, the court approved a stipulation in which the plaintiff voluntarily dismissed the claim against the Underwriters. On November 13, 2012, the clerk entered a default against the director defendants. On December 7, 2012, the parties submitted a stipulation lifting the clerk’s entry of default. The defendants intend to defend this action vigorously.

With respect to the above-referenced litigation matters, the Company is unable at this time to estimate possible losses, if any, or any other impact of the outcome of the litigation matters on the consolidated financial statements.

Review of decision ordering that the registration of the Company’s securities be revoked

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The results of the SEC’s review are pending as of December 24, 2012.

17.	BUSINESS SEGMENTS

The Company operates two business segments for the three and six months ended September 30, 2012 and 2011, which are retail probiotics products as a health supplement and bulk additives for institutional customers in the PRC. The following is the summary information by segment as of September 30, 2012 and 2011, and for the three and six months ended September 30, 2012 and 2011:

Three months ended September 30, 2012	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$4,709,139	$15,442,715	$20,151,584	$-	$20,151,584
Income from operations	1,092,515	5,775,283	6,867,798	(969,547)	5,898,251
Income taxes	249,362	624,226	873,588	-	873,588
Total assets	104,865,019	110,231,152	215,096,171	47,675,910	262,772,081
Depreciation and amortization	238,961	767,644	1,006,605	209,877	1,216,482

Three months ended September 30, 2011	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$744,672	$3,405,429	$4,150,101	$-	$4,150,101
Loss from operations	(9,947,427)	(1,134,475)	(11,081,902)	(905,380)	(11,987,282)
Income taxes	-	41,908	-	-	-
Total assets	100,846,541	79,276,118	180,122,659	43,336,994	223,459,653
Depreciation and amortization	267,082	302,966	570,048	194,127	764,175

Six months ended September 30, 2012	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$7,213,237	$30,321,100	$37,534,337	$-	$37,534,337
Income (loss) from operations	294,405	9,952,430	10,246,835	(1,939,940)	8,306,895
Income taxes	481,866	1,460,694	1,942,560	-	1,942,560
Total assets	104,865,019	110,231,152	215,096,171	47,675,910	262,772,081
Depreciation and amortization	502,995	1,599,498	2,102,493	317,598	2,420,091

Six months ended September 30, 2011	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$5,286,770	$7,822,556	$13,109,326	$-	$13,109,326
Loss from operations	(11,184,896)	(1,044,147)	(12,229,043)	(1,902,260)	(14,131,303)
Income taxes	-	41,908	41,908	-	41,908
Total assets	100,846,541	79,276,118	180,122,659	43,336,994	223,459,653
Depreciation and amortization	570,998	606,938	1,177,936	388,139	1,566,075

Reconciliation is provided for unallocated amounts relating to corporate operations, which is not included in the segment information.

	Three months ended September 30,		Six months ended September 30,
Reconciliation	2012	2011	2012	2011

Total segment operating income	$6,867,798	$(11,081,902)	$10,246,835	$(12,229,043)
Corporate overhead expenses	(969,547)	(905,380)	(1,939,940)	(1,902,260)
Other income, net	691,434	126,854	1,423,725	255,753
Income tax expense	(873,588)	-	(1,942,560)	(41,908)
Total consolidated net income (loss)	$5,716,097	$(11,860,428)	$7,788,060	$(13,917,458)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the combined business of China-Biotics, Inc. (the “Company”) and to the Company’s wholly owned direct subsidiaries, Sinosmart Group Inc. (“SGI”), Growing State Limited (“GSL”) and King Treasure Group Limited (“KTG”); SGI’s wholly owned subsidiary, Shanghai Shining Biotechnology Co. Ltd. (“Shining”); GSL’s wholly owned subsidiary, Growing Bioengineering (Shanghai) Co. Ltd. (“Growing”); KTG’s wholly owned subsidiary, Best Design Holdings Limited (“BDH”); and BDH’s wholly owned subsidiary, Growing Bio (Yangling) Co. Ltd (“Growing Yangling”). References to “China” or to the “PRC” are references to the People’s Republic of China. All references to “dollars” or “$” refers to United States dollars.

Overview

We manufacture and sell probiotics products. Probiotics comprise mainly live bacteria, which we produce using advanced proprietary fermentation technology. Currently, our products are sold primarily in the Chinese domestic market.

Our retail products are mainly sold to distributors, who then distribute them to various retail outlets such as drug stores and supermarkets or sell directly to enterprise accounts. Typically, 60 to 90 days’ credit is given to the distributors. Our bulk additives products are primarily sold to institutional customers, such as dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies. Typically, 60 to 90 days’ credit is given to the bulk additives products customers. Because of the adverse market environment, the Company has temporarily extended an additional 30 days’ credit to all distributors of retail products and customers of the bulk additives products. As a result, the collection period has also been extended further 30 days to 120 days.

Because of the increasing cost of rents and sales personnel in recent years, since January 2011 we have expanded our retail product sales in China through our growing distribution network and via internet sales. Our management believes that as China has become more affluent, the number of Chinese internet users has increased and Chinese citizens have become more health conscious, resulting in higher demand for healthy and functional foods such as probiotics and yogurt.

As our retail products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production, of which packaging costs, including the cost of capsules, represent the largest cost item. During April to June 2012, there was a public health issue relating to so-called “poison capsules” in China that adversely affected all related industries that produce or distribute products in capsule form, including the food and additive markets. For safety purposes, all companies in these affected sectors, including the Company (which has not been linked to any defective or dangerous capsules) suspended the production of products in capsule form until the completion of required government inspection and approval for resuming production. After the clearance of the “poison capsules” issue, the Company gradually improved its sales of retail products during the three months ended September 30, 2012, our retail sales for the six months ended September 30, 2012 had slightly increased 2% compared with the same period the prior year. Sales of the Company’s retail products in capsule form rebounded over 37% in the three months ended September 30, 2012 comparing with the three months ended June 30, 2012.

Recently, Shining Probiotics Protein Powder has become our best-selling product, representing approximately 33% and 38% of our total sales of our retail products for the six months ended September 30, 2012 and 2011, respectively. Although we have released new products, the percentage contribution of Shining Essence, for many years our biggest-selling retail product, to our total retail sales has decreased, representing approximately 28% and 20% for the six months ended September 30, 2012 and 2011, respectively. Shining Essence is still within top three of our best-selling products. As of September 30, 2012, we had a retail product portfolio of 46 products, and we are currently selling 14 of them in the market.

Sales of our bulk products contributed 82% of our gross revenue for the six months ended September 30, 2012 and contributed to an increase in sales of over 97% from the same period in 2011.

In February 2010, our new bulk production facility in Qingpu commenced commercial production. The state-of-the-art bulk additives production facility has a full capacity of 150 metric tons. Management believes our new facility will help us to continue to meet the increasing market demand for high quality and low cost products.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:

•	Increasing demand for functional food and health supplement products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and health supplements to increase.

•	Curtailment of the use of antibiotics and preservatives and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs and preservatives for both humans and animals. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health. Recently, the Ministry of Health (MOH) in China announced an expanded list of probiotics strains allowed to be used in the food industry. The number of probiotics strains on the list has doubled. Management believes that this reflects that the Chinese government is encouraging wider uses of probiotics products in the food industry. Management also believes that it also demonstrates the rapidly expanding probiotics market in China.

•	Increasing demand for dairy product additives. The demand for functional foods and foods that use probiotics supplements is growing at a significant rate, and our management believes that it will continue to do so. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics would be required to be added to baby milk powders produced in China. On October 24, 2011, the MOH published a list of probiotics applicable for baby food for babies aged one year or older.

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through the following:

•	We are currently focused on two fast-growing industries in China: the dairy and animal feed sectors. As of September 30, 2012, we had entered into contracts with 112 customers, up from 71customers at March 31, 2012 for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established business relationships with a variety of commercial customers located in major cities, including Beijing, Tianjin, Chongqing, and Shanghai. During the six months ended September 30, 2012, we developed sales plans for new customers in four additional provinces: Gansu, Hebei, Heilongjiang and Shanxi. Besides the major cities mentioned above in which we do business, our customers are now covering 20 provinces, including Guangdong, Jiangsu and Jiangxi, among others. These growing companies are among the leaders in the dairy, animal feed, baked foods, and pharmaceutical industries.

•	Construction of a new facility in Yangling - Encouraged by the growing demand for the animal feed market in China, the Company commenced construction of a new facility in the Yangling Zone in the Shaanxi Province of China in June 2012. The cost for constructing the Yangling facility is expected to be over $58 million invested over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in the construction stage, and the plan is subject to government approval prior to implementation. During the year ended March 31, 2011, the Company made total payments of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land use right certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014 and trial production is expected to commence in 2015. In the existing market environment, the Company will utilize its available cash and bank facilities to fund such construction.

•	Wholesale and e-commerce businesses - In our continuing effort to transition from a retail, business-to-consumer model to a wholesale, business-to-business model, and to improve operating efficiency, we have completed the consolidation of our retail outlets. We closed all of our retail outlets by the end of fiscal year 2011, as we believe our distribution network is more efficient for our retail products sales. We have a total of 42 distributors for retail products as of September 30, 2012. In light of increasing online sales of health food and supplements in China and to maintain our existing retail customer base, we launched a “Community Network,” which is dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/. Since its establishment, the in-house e-commerce department is working to better access the market and existing and potential customers. We have also been working with two online selling companies to sell our retail products, including www.ule.com.cn and www.yihaodian.com. In addition, we have established a customer service center to reply to inquiries from our end users.

•	Improvement in research and development of new products and services - We continue to develop new retail products aimed at improving general human health conditions, enhancing the immune system, and reducing health problems. To further improve our competitiveness in the bulk additives market, we continue to improve and provide our value-added service to institutional customers by assisting their lab and production testing and providing customized technical support, among other things. In addition, we are also working with certain universities, including Northeast Agricultural University, to carry out research and development projects in order to seek to increase the probiotics industry’s capability.

Our operations are generally not labor-intensive. We employed 358 people as of September 30, 2012. With production ramping up in the Phase 1 facility and the construction of Phase 2 in Qingpu, we expect increases in our number of employees over the next two years to meet the increase of production capacity and sales demand. We have also been recruiting senior executives to strengthen our management team. However, as wages in China remain relatively low, we expect that labor costs will not materially affect our results of operations in the near term.

Results of Operations for the Three Months Ended September 30, 2012 Compared with the Three Month Ended September 30, 2011

Our results for the three months ended September 30, 2012 and 2011 are summarized below:

	Three months ended September 30,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales	$20,151,854	100.00%	$4,150,101	100.00%
Cost of sales	7,731,652	38.37%	3,239,758	78.06%
Cost of product returns	-	-%	7,143,914	172.14%
Gross profit (loss)	12,420,202	61.63%	(6,233,571)	(150.20)%
Operating expenses:
Selling expenses	2,577,171	12.79%	2,018,182	48.63%
General and administrative expenses	3,944,780	19.58%	3,735,529	90.01%
Total operating expenses	6,521,951	32.36%	5,753,711	138.64%
Income (loss) from operations	5,898,251	29.27%	(11,987,282)	(288.84)%
Other income and expense:
Interest expense	(132,936)	(0.66)%	(66)	(0.00)%
Interest income	133,246	0.66%	397,921	9.59%
Interest income, net – loan receivable	772,302	3.83%	-	-
Other expenses	(84,420)	(0.42)%	(233,093)	(5.62)%
Exchange gain (loss), net	3,242	0.02%	(37,908)	(0.91)%
Total other income	691,434	3.43%	126,854	3.06%
Income (loss) before taxes	6,589,685	32.70%	(11,860,428)	(285.79)%
Income taxes	873,588	4.34%	-	-%
Net income (loss)	$5,716,097	28.37%	$(11,860,428)	(285.79)%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax, and also included the return of deposits of $993,671 for recovery of special concession credits discussed below. Our net sales for the three months ended September 30, 2012 and 2011 comprised the following:

	Three months ended September 30,
	2012	2011
Invoiced value of sales	$19,386,329	$4,254,187
Less: Sales discount	(110,287)	(83,880)
Less: Sales tax	(117,859)	(20,206)
	$19,158,183	$4,150,101
Return of deposits	993,671	-
	$20,151,854	$4,150,101

Net sales increased by $16,001,753 or 385.58% to $20,151,854 for the three months ended September 30, 2012 from $4,150,101 for the three months ended September 30, 2011. The increase was mainly attributable to the normal increase of the sales of bulk additive product, which was enough to compensate for the decrease in sales of retail products due to the occurrence of the “poison capsules issue” in China during April to June 2012, and the recovery of special concession credits of $993,671 (RMB6,280,000) discussed below.

Excluding the recovery of the special concession credits of $993,671 (RMB6,280,000), the contributions of our products as a percentage of invoiced value on sales for the three months ended September 30, 2012 and 2011, respectively, are summarized below.

	Three months ended September 30,
	2012	2011
Retail products	19.39%	17.94%
Bulk additives	80.61%	82.06%
	100.00%	100.00%

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months ended September 30, 2012 and 2011 are summarized below.

	Percentage increase (decrease) from the prior year
	Three months ended September 30,
	2012			2011
	Unit volume	Selling prices	Overall increase / (decrease)	Unit Volume	Selling prices	Overall increase / (decrease)
Retail products	332%	5%	350%	(96)%	28%	(94)%
Bulk additives	302%	12%	352%	(67)%	(2)%	(68)%

Based on the invoiced value of sales, the retail products invoiced sales contributions increased to 19.39% in the three months ended September 30, 2012 from 17.94% in the three months ended September 30, 2011. The increase was mainly attributable to the recapture of sales of retail products after the clearance of “poison capsule issue” in China during April to June 2012, as noted above. With respect to the sales mix of bulk additive products, there was a decrease to 80.61% for the three months ended September 30, 2012 from 82.06% for the three months ended September 30, 2012 which was attributable to the increase of sales of retail products.

Cost of sales

Cost of sales for the three months ended September 30, 2012 was $7,731,652, compared with $3,239,758 for the three months ended September 30, 2011. The increase in cost of sales was primarily caused by the increase in sales for the three months ended September 30, 2012.

Unit volume and unit costs comparatives for the three months ended September 30, 2012 and 2011 are summarized below.

	Percentage increase (decrease) from the prior year
	Three months ended September 30,
	2012			2011
	Unit volume	Unit Costs	Overall increase / (decrease)	Unit Volume	Unit Costs	Overall increase / (decrease)
Retail products	332%	22%	426%	(96)%	48%	(94)%
Bulk additives	302%	(11)%	258%	(67)%	52%	(50)%

Cost of product returns

For the three months ended September 30, 2011, product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems.

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the three months ended September 30, 2011. No additional such credits were made available for the three months ended September 30, 2012. During the three months ended September 30, 2012, the Company recovered special concession credits amounting to $993,671 (RMB6,280,000) and recognized such amounts as sales for the period.

Gross profit (loss)

Gross profit increased by $18,653,773 to $12,420,202 for the three months ended September 30, 2012, from gross loss of $6,233,571 for the three months ended September 30, 2011. The increase was mainly attributable to the increase in sales volume of both retail and bulk additive products, recovery of special concession credits of $993,671 (RMB6,280,000), and no significant product returns for the three months ended September 30, 2012.

Selling expenses

Selling expenses increased by $558,989 or 27.70% to $2,577,171 or 12.79% of net sales for the three months ended September 30, 2012, compared with $2,018,182 or 48.63% of net sales for the three months ended September 30, 2011. The increase was mainly attributable to the issuance of sales commission to staff who engaged the sales and collection of outstanding balance from the customers.

General and administrative expenses

General and administrative expenses increased by $209,251 or 5.60% to $3,944,780 or 19.58% of net sales for the three months ended September 30, 2012, compared with $3,735,529 or 90.01% of net sales for the three months ended September 30, 2011. The increase in general and administrative expenses was mainly attributable to increase of depreciation charge of $119,150 and increase of allowance for doubtful accounts of $172,824 for the three months ended September 30, 2012.

Income (loss) from operations

Income from operations increased by $17,885,533 to $5,898,251 for the three months ended September 30, 2012, from loss from operations of $11,987,282 for the three months ended September 30, 2011. The increase is mainly attributable to the increase in sales and increase of gross profit for the three months ended September 30, 2012.

Total other income

Total other income increased by $564,450 or 445.06% to $691,434 for the three months ended September 30, 2012, from $126,854 for the three months ended September 30, 2011. The increase is mainly attributable to the investment income for trust and net off the relevant handling fee amounting to $772,302 for the three months ended September 30, 2012.

Income taxes

Provision for income taxes was $873,588 and $0 for the three months ended September 30, 2012 and 2011, respectively. The increase in the provision for income taxes is primarily attributable to the increase in operating profit.

Net income (loss)

Net income increased by $17,576,525 to $5,716,097 for the three months ended September 30, 2012 from net loss of $11,860,428 for the three months ended September 30, 2011. The increase of net income is mainly attributable to the increase of income from operations of $17,885,533.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For three months ended September 30, 2012 and 2011, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced operations in February 2010 with a separate production and distribution channel. There are also separate operational management teams and operations and marketing strategies for each segment. Therefore, we have used the segment reporting since fiscal year 2011.

Retail products

The results of retail products segment for the three months ended September 30, 2012 and 2011 are summarized as below:

	Three months ended September 30,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales, retail products	$4,709,139	100.00%	$744,672	100.00%
Cost of sales	1,877,330	39.87%	1,665,750	223.69%
Cost of product returns	-	-	7,143,914	959.34%
Gross profit (loss), retail products	2,831,809	60.13%	(8,064,992)	(1,083.03)%
Operating expenses:
Selling expenses	912,339	19.37%	562,389	75.52%
General and administrative expenses	826,955	17.56%	1,320,046	177.27%
Total operating expenses	1,739,294	36.93%	1,882,435	252.79%
Income (loss) from operations, retail products	$1,092,515	23.20%	$(9,947,427)	(1,335.81)%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax, and also included the return of deposits of $993,671 for recovery of special concession credits discussed below. Our net sales for the three months ended September 30, 2012 and 2011 comprised the following:

	Three months ended September 30,
	2012	2011
Invoiced value on sales	$3,835,237	$835,900
Less: Sales discount	(110,287)	(83,880)
Less: Sales tax	(9,482)	(7,348)
	$3,715,468	$744,672
Return of deposits	993,671	-
	$4,709,139	$744,672

Net sales increased by $3,964,467 or 532.38% to $4,709,139 for the three months ended September 30, 2012 from $744,672 for the three months ended September 30, 2011. The increase in sales of retails products is primarily attributable to the recapture of sales after resolution of the “poison capsule issue” during April to June 2012 and the recovery of special concession credits of $993,671 (RMB6,280,000) discussed below. In addition, the lower comparative sales amount for the three months ended September 30, 2011 was the result of the implementation of new rules and regulations on health care products by the government of the PRC during such period.

Cost of sales

Cost of sales increased by $211,580 or 12.70% to $1,877,330 for the three months ended September 30, 2012 from $1,665,750 for the three months ended September 30, 2011. The increase in cost of sales was primarily caused by the increase of products sold and increased production activities during the three months ended September 30, 2012.

Cost of product returns

For the six months ended September 30, 2011, product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems.

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the three months ended September 30, 2011. No additional such credits were made available for the three months ended September 30, 2012. During the three months ended September 30, 2012, the Company recovered special concession credits amounting to $993,671 (RMB6,280,000) and recognized such amounts as sales for the period.

Gross profit (loss)

Gross profit increased by $10,896,801 to $2,831,809 for the three months ended September 30, 2012 from a gross loss of $8,064,992 for the three months ended September 30, 2011. The increase in gross profit was primarily caused by the increase of products sold and the recovery of special concession credits of $993,671 (RMB6,280,000) for the three months ended September 30, 2012, and also the write-off of a special payment to distributors, which we consider a cost of the product returns described above for the three months ended September 30, 2011.

Selling expenses

Selling expenses were $912,339 or 19.37% of net sales for the three months ended September 30, 2012, compared with $562,389 or 75.52% of net sales for the three months ended September 30, 2011. The selling expenses mainly included salary and advertising expenses. This increase in selling expenses was primarily attributable to an increase in sales activities.

General and administrative expenses

General and administrative expenses decreased by $493,091 or 17.56% to $826,955 or 22.26% of net sales for the three months ended September 30, 2012 compared with $1,320,046 or 177.27% of net sales for the three months ended September 30, 2011. The decrease in general and administrative expenses was mainly attributable to a decrease in salary payments and relevant expenses for the three months ended September 30, 2012. During the three months ended September 30, 2011, because the Company suspended production due to the implementation by the government of the PRC of new health and safety rules, $239,087 of original production costs such as salary payments and related expenses were charged as general and administrative expenses.

Income (loss) from operations

Income from operations increased by $11,039,942 to $1,092,515 for the three months ended September 30, 2012 from a loss from operations of $9,947,427 for the three months ended September 30, 2011. The increase is mainly attributable to a decrease in operating expenses for the three months ended September 30, 2012 and the decease in general and administrative expenses stated above for the three months ended September 30, 2011.

Bulk products

The results of bulk additives products segment for the three months ended September 30, 2012 and 2011 are summarized as below:

	Three months ended September 30,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales, bulk additives products	$15,442,715	100.00%	$3,405,429	100.00%
Cost of sales	5,854,322	37.91%	1,574,008	46.22%
Gross profit, bulk additives products	9,588,393	62.09%	1,831,421	53.78%
Operating expenses:
Selling expenses	1,664,832	10.78%	1,455,793	42.75%
General and administrative expenses	2,148,278	13.91%	1,510,103	44.34%
Total operating expenses	3,813,110	24.69%	2,965,896	87.09%
Income (loss) from operations, bulk additives products	$5,775,283	37.40%	$(1,134,475)	(33.31)%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended September 30, 2012 and 2011 comprised the following:

	Three months ended September 30,
	2012	2011
Invoiced value on sales	$15,551,092	$3,418,287
Less: Sales tax	(108,377)	(12,858)
	$15,442,715	$3,405,429

Net sales increased by $12,037,286 or 353.47% to $15,442,715 for the three months ended September 30, 2012, from $3,405,429 for the three months ended September 30, 2011. The increase in sales of bulk additive products is primarily attributable to the normal growth of the business and market demand for additive products.

Cost of sales

Cost of sales increased by $4,280,314 or 271.94% to $5,854,322 for the three months ended September 30, 2012, from $1,574,008 for the three months ended September 30, 2011. The increase in cost of sales was primarily caused by the increase in products sold for the three months ended September 30, 2012.

Gross profit

Gross profit increased by $7,756,972 or 423.55% to $9,588,393 for the three months ended September 30, 2012, from $1,831,421 for the three months ended September 30, 2011. The increase of gross profit was primarily caused by the increase in products sold for the three months ended September 30, 2012.

Selling expenses

Selling expenses were $1,664,832 or 10.78% of net sales for the three months ended September 30, 2012, compared with $1,455,793 or 42.75% of net sales for the three months ended September 30, 2011. The selling expenses mainly included advertising expenses, promotion expenses, commission and salary. This increase in selling expenses was primarily attributable to increase of commission to $780,188 for the three months ended September 30, 2012.

General and administrative expenses

General and administrative expenses were $2,148,278 or 13.91% of net sales for the three months ended September 30, 2012, compared with $1,510,103 or 44.34% of net sales for the three months ended September 30, 2011. The increase in general and administrative expenses was mainly attributable to an increase in depreciation charges to $292,067 for the three months ended September 30, 2012 from $172,917 for the three months ended September 30, 2011 and increase of allowance for doubtful accounts of to $582,974 for the three months ended September 30, 2012 from $190,755 for the three months ended September 30, 2011.

Income (loss) from operations

Income from operations increased by $6,909,758 to $5,775,283 for the three months ended September 30, 2012, from loss from operations of $1,134,475 for the three months ended September 30, 2011. The increase is mainly attributable to the increase of gross profit of $7,756,972 from the increase in sales and net of the increase in selling expenses, and general and administrative expenses for the three months ended September 30, 2012 stated above.

Results of Operations for the Six Months Ended September 30, 2012 Compared with the Six Month Ended September 30, 2011

Our results for the six months ended September 30, 2012 and 2011 are summarized below:

	Six months ended September 30,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales	$37,534,337	100.00%	$13,109,326	100.00%
Cost of sales	15,010,030	39.99%	7,722,174	58.91%
Cost of product returns	-	-%	7,143,914	54.49%
Gross profit (loss)	22,524,307	60.01%	(1,756,762)	(13.40%
Operating expenses:
Selling expenses	6,613,536	17.62%	3,988,351	30.42%
General and administrative expenses	7,603,876	20.26%	8,386,190	63.97%
Total operating expenses	14,217,412	37.88%	12,374,541	94.39%
Income (loss) from operations	8,306,895	22.13%	(14,131,303)	(107.80)%
Other income and expense:
Interest expense	(278,396)	(0.74)%	(336)	(0.00)%
Interest income	328,219	0.87%	785,861	5.99%
Interest income, net – loan receivable	1,548,985	4.13%	-	-
Other expenses	(187,312)	(0.50)%	(454,729)	(3.47)%
Exchange gain (loss), net	12,229	0.03%	(75,043)	(0.57)%
Total other income	1,423,725	3.79%	255,753	1.95%
Income (loss) before taxes	9,730,620	25.92%	(13,875,550)	(105.84)%
Income taxes	1,942,560	5.18%	41,908	0.32%
Net income (loss)	$7,788,060	20.75%	$(13,917,458)	(106.16)%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax, and also included the return of deposits of $993,671 for recovery of special concession credits discussed below. Our net sales for the six months ended September 30, 2012 and 2011 comprised the following:

	Six months ended September 30,
	2012	2011
Invoiced value of sales	$37,165,493	$13,736,981
Less: Sales discount	(372,183)	(570,240)
Less: Sales tax	(252,644)	(57,415)
	$36,540,666	$13,109,326
Return of deposits	993,671	-
	$37,534,337	$13,109,326

Net sales increased by $24,425,011 or 186.32% to $37,534,337 for the six months ended September 30, 2012 from $13,109,326 for the six months ended September 30, 2011. The increase was mainly attributable to the normal increase of the sales of bulk additive products, recapture of sales of retail products after the clearance of the “poison capsules issue” in China during April to June 2012 and recovery of the deposit of $993,671 (RMB6,280,000) of special concession credits.

Excluding the recovery of special concession credits of $993,671 (RMB6,280,000), the contributions of our products as a percentage of invoiced value on sales for the six months ended September 30, 2012 and 2011, respectively, are summarized below.

	Six months ended September 30,
	2012	2011
Retail products	17.02%	40.33%
Bulk additives	82.98%	59.67%
	100.00%	100.00%

Unit volume and unit prices comparatives (on the invoiced value of sales) for the six months ended September 30, 2012 and 2011 are summarized below.

	Percentage increase (decrease) from the prior year
	Six months ended September 30,
	2012			2011
	Unit volume	Selling prices	Overall increase / (decrease)	Unit Volume	Selling prices	Overall increase / (decrease)
Retail products	7%	2%	10%	(85)%	25%	(81)%
Bulk additives	210%	23%	282%	(57)%	(16)%	(63)%

Based on the invoiced value of sales, the retail products invoiced sales contributions decreased to 14.41% in the six months ended September 30, 2012 from 50.70% in the six months ended September 30, 2011. The decrease was mainly attributable to the occurrence of “poison capsule issue” in China during April to June 2012, as noted above. Compared with our retail products, our bulk additive products were not directly impacted by the poison capsule issue. Further, as we have developed more bulk products customers, the increased sales of bulk additive products have more than compensated for the decrease in the sales of retail products.

Cost of sales

Cost of sales for the six months ended September 30, 2012 was $15,010,030 compared with $7,722,174 for the six months ended September 30, 2011. The increase in cost of sales was primarily caused by increase in sales for the six months ended September 30, 2012.

Unit volume and unit costs comparatives for the six months ended September 30, 2012 and 2011 are summarized below.

	Percentage increase (decrease) from the prior year
	Six months ended September 30,
	2012			2011
	Unit volume	Unit Costs	Overall increase / (decrease)	Unit Volume	Unit Costs	Overall increase / (decrease)
Retail products	7%	17%	25%	(85)%	61%	(76)%
Bulk additives	210%	3%	219%	(57)%	23%	(46)%

Cost of product returns

For the six months ended September 30, 2011, product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems.

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the six months ended September 30, 2011. No additional such credits were made available for the six months ended September 30, 2012. During the six months ended September 30, 2012, the Company recovered special concession credits amounting to $993,671 (RMB6,280,000) and recognized such amounts as sales for the period.

Gross profit (loss)

Gross profit increased by $24,281,069 to $22,524,307 for the six months ended September 30, 2012, from a gross loss of $1,756,762 for the six months ended September 30, 2011. The increase was mainly attributable to the increase in sales volume of bulk additive products, the recapture of sales of the retail products following the clearance of “poison capsule issue” and the recovery of special concession credits of $993,671 (RMB6,280,000) for the six months ended September 30, 2012.

Selling expenses

Selling expenses increased by $2,625,185 or 65.82% to $6,613,536 or 17.62% of net sales for the six months ended September 30, 2012, compared with $3,988,351 or 30.42% of net sales for the six months ended September 30, 2011. The increase was mainly attributable to the issuance of sales commission to staff who engaged the sales and collection of outstanding balance from the customers.

General and administrative expenses

General and administrative expenses decreased by $782,314 or 9.33% to $7,603,876 or 20.26% of net sales for the six months ended September 30, 2012, compared with $8,386,190 or 63.97% of net sales for the six months ended September 30, 2011. The decrease in general and administrative expenses was mainly attributable to decrease in the write off of returned products of $865,871, allowance for doubtful accounts of $814,828 and salary payments and relevant expenses for the six months ended September 30, 2012. During the six months ended September 30, 2011, because the Company suspended production due to the implementation by the government of the PRC of new health and safety rules, $239,087 of original production costs such as salary payments and related expenses were charged as general and administrative expenses.

Income (loss) from operations

Income from operations increased by $22,438,198 to $8,306,895 for the six months ended September 30, 2012, from loss from operations of $14,131,303 for the six months ended September 30, 2011. The increase is mainly attributable to the increase in sales and increase of gross profit for the six months ended September 30, 2012.

Total other income

Total other income increased by $1,167,972 or 456.68% to $1,423,725 for the six months ended September 30, 2012, from $255,753 for the six months ended September 30, 2011. The increase is mainly attributable to the investment income for trust and net off the relevant handling fee amounting to $1,548,985 for the six months ended September 30, 2012.

Income taxes

Provision for income taxes was $1,942,560 and $41,908 for the six months ended September 30, 2012 and 2011, respectively. The increase in the provision for income taxes is primarily attributable to increase in operating profit.

Net income (loss)

Net income increased by $21,705,518 to $7,788,060 for the six months ended September 30, 2012 from net loss of $13,917,458 for the six months ended September 30, 2011. The increase of net income is mainly attributable to the increase of income from operations of $22,438,198.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For six months ended September 30, 2012 and 2011, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced operations in February 2010 with a separate production and distribution channel. There are also separate operational management teams and operations and marketing strategies for each segment. Therefore, we have used the segment reporting since fiscal year 2011.

Retail products

The results of retail products segment for the six months ended September 30, 2012 and 2011 are summarized as below:

	Six months ended September 30,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales, retail products	$7,213,237	100.00%	$5,286,770	100.00%
Cost of sales	3,158,974	43.79%	4,267,091	80.71%
Cost of product returns	-	-%	7,143,914	135.13%
Gross profit (loss), retail products	4,054,263	56.21%	(6,124,235)	(115.84)%
Operating expenses:
Selling expenses	1,818,328	25.21%	1,695,460	32.07%
General and administrative expenses	1,941,530	26.92%	3,365,202	63.65%
Total operating expenses	3,759,858	52.12%	5,060,662	95.72%
Income (loss) from operations, retail products	$294,405	4.08%	$(11,184,897)	(211.56)%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax, and also included the return of deposits of $993,671 for recovery of special concession credits discussed below. Our net sales for the six months ended September 30, 2012 and 2011 comprised the following:

	Six months ended September 30,
	2012	2011
Invoiced value on sales	$6,622,583	$5,886,805
Less: Sales discount	(372,183)	(570,240)
Less: Sales tax	(30,834)	(29,796)
	$6,219,566	$5,286,770
Return of deposits	993,671	-
	$7,213,237	$5,286,770

Net sales increased by $1,926,467 or 36.44% to $7,213,237 for the six months ended September 30, 2012 from $5,286,770 for the six months ended September 30, 2011. The increase in sales of retails products is primarily attributable to the recapture of sales after resolution of the “poison capsule issue” during April to June 2012 and the recovery of the deposit of $993,671 (RMB6,280,000) of special concession credits for the six months ended September 30, 2012.

Cost of sales

Cost of sales decreased by $1,108,117 or 25.97% to $3,158,974 for the six months ended September 30, 2012 from $4,267,091 for the six months ended September 30, 2011. The decrease in cost of sales was primarily because of a decrease in products returns and write offs during the six months ended September 30, 2012 from the same period in 2011.

Cost of product returns

For the six months ended September 30, 2011, product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems..

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the six months ended September 30, 2011. No additional such credits were made available for the six months ended September 30, 2012. During the six months ended September 30, 2012, the Company recovered special concession credits amounting to $993,671 (RMB6,280,000) and recognized such amounts as sales for the period.

Gross profit (loss)

Gross profit increased by $10,178,498 to $4,054,263 for the six months ended September 30, 2012 from a gross loss of $6,124,235 for the six months ended September 30, 2011. The increase in gross profit was primarily caused by the increase of products sold and no write offs special payments to distributors for the current period (which did occur, as described above, for the six months ended September 30, 2011).

Selling expenses

Selling expenses were $1,818,328 or 25.21% of net sales for the six months ended September 30, 2012, compared with $1,695,460 or 32.07% of net sales for the six months ended September 30, 2011. The selling expenses mainly included salary and advertising expenses. This increase in selling expenses was primarily attributable to an increase in sales.

General and administrative expenses

General and administrative expenses decreased by $1,423,672 or 42.31% to $1,941,530 or 26.92% of net sales for the six months ended September 30, 2012 compared with $3,365,202 or 63.65% of net sales for the six months ended September 30, 2011. The decrease in general and administrative expenses was mainly attributable to decrease in the write off of returned products of $865,871, allowance for doubtful accounts of $435,862 and salary payments and relevant expenses for the six months ended September 30, 2012. During the six months ended September 30, 2011, because the Company suspended production due to the implementation by the government of the PRC of new health and safety rules, $239,087 of original production costs such as salary payments and related expenses were charged as general and administrative expenses.

Income (loss) from operations

Income from operations increased by $11,479,302 to $294,405 for the six months ended September 30, 2012 from a loss from operations of $11,184,897 for the six months ended September 30, 2011. The increase is mainly attributable to increases in revenues and a decrease in operating expenses for the six months ended September 30, 2012, and the write off of returned products incurred for the six months ended September 30, 2011, which did not occur in the six months ended September 30, 2012.

Bulk products

The results of bulk additives products segment for the six months ended September 30, 2012 and 2011 are summarized as below:

	Six months ended September 30,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales, bulk additives products	$30,321,100	100.00%	$7,822,557	100.00%
Cost of sales	11,851,056	39.09%	3,455,083	44.17%
Gross profit, bulk additives products	18,470,044	60.91%	4,367,474	55.83%
Operating expenses:
Selling expenses	4,795,208	15.81%	2,292,891	29.31%
General and administrative expenses	3,722,406	12.28%	3,118,729	39.87%
Total operating expenses	8,517,614	28.09%	5,411,620	69.18%
Income (loss) from operations, bulk additives products	$9,952,430	32.82%	$(1,044,146)	(13.35)%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the six months ended September 30, 2012 and 2011 comprised the following:

	Six months ended September 30,
	2012	2011
Invoiced value on sales	$30,542,910	$7,850,176
Less: Sales tax	(221,810)	(27,619)
	$30,321,100	$7,822,557

Net sales increased by $22,498,543 or 287.61% to $30,321,100 for the six months ended September 30, 2012, from $7,822,557 for the six months ended September 30, 2011. The increase in sales of bulk additive products is primarily attributable to the normal growth of the business and market demand on the additive products.

Cost of sales

Cost of sales increased by $8,395,973 or 243.00% to $11,851,056 for the six months ended September 30, 2012, from $3,455,083 for the six months ended September 30, 2011. The increase in cost of sales was primarily caused by the increase in products sold for the six months ended September 30, 2012.

Gross profit

Gross profit increased by $14,102,570 or 322.90% to $18,470,044 for the six months ended September 30, 2012, from $4,367,474 for the six months ended September 30, 2011. The increase of gross profit was primarily caused by the increase in products sold for the six months ended September 30, 2012.

Selling expenses

Selling expenses were $4,795,208 or 15.81% of net sales for the six months ended September 30, 2012, compared with $2,292,891 or 29.31% of net sales for the six months ended September 30, 2011. The selling expenses mainly included advertising expenses, promotion expenses, commission and salary. This increase in selling expenses was primarily attributable to increase of commission to $3,114,751 for the six months ended September 30, 2012.

General and administrative expenses

General and administrative expenses were $3,722,406 or 12.28% of net sales for the six months ended September 30, 2012, compared with $3,118,729 or 39.87% of net sales for the six months ended September 30, 2011. The increase in general and administrative expenses was mainly attributable to an increase of depreciation charges to $575,869 for the six months ended September 30, 2012 from $340,113 for the six months ended September 30, 2011.

Income (loss) from operations

Income from operations increased by $10,996,576 to $9,952,430 for the six months ended September 30, 2012, from a loss from operations of $1,044,146 for the six months ended September 30, 2011. The increase is mainly attributable to the increase of gross profit of $14,102,570 from the increase in sales and net of the increase in selling expenses, and general and administrative expenses for the six months ended September 30, 2012 stated above.

Liquidity and Capital Resources

Liquidity

We had cash of $55.5 million and working capital of $44.8 million as of September 30, 2012 and cash of $70.0 million and working capital of $57.2 million as of March 31, 2012.

Our statements of cash flow for the six months ended September 30, 2012 and 2011 are summarized as below:

	Six months ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$7,743,383	$690,981
Net cash used in investing activities	(23,171,022)	(1,217,779)
Net cash provided by financing activities	442,015	4,632,404
Effect of exchange rate changes on cash	394,025	(135,319)
Net change in cash and cash equivalents balances	$(14,591,589)	$3,970,287

Operating activities

Net cash provided by operating activities was $7.7 million and net cash used in operating activities was $690,981 for the six months ended September 30, 2012 and 2011, respectively. The primary reason for the increase in cash flow was an increase in net income for the six months ended September 30, 2012 to $7.8 million, comparing with the net loss of $13.1 million for the six months ended September 30, 2011.

Investing activities

We had capital expenditures totaling $23.2 million for the six months ended September 30, 2012, primarily related to the prepayment of $10.0 million for certain capital expenditures with respect to our facility in Yangling and $13.1 million for the acquisition of property, plant and equipment in Yangling, Qingpu and Shining.

Financing activities

Cash provided from financing activities was $442,015 for the six months ended September 30, 2012, and we used net cash of $4.6 million in financing activities in the six months ended September 30, 2011. Details of our financing activities for such periods are as follows:

	Six months ended September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans	$4,272,152	$-
Repayment of loans	$(3,957,226)	$-
Advance from director	127,089	4,632,404
NET CASH PROVIDED BY FINANCING ACTIVITIES	$442,015	$4,632,404

The net cash provided by financing activities for the six months ended September 30, 2012 was primarily from the proceeds of bank loans of $4,272,152 (RMB 27 million) net of the repayment of a bank loan of $3,957,226 (RMB 25 million) and plus an advance from a director to the Company amounting to $127,089.

The net cash provided by financing activities for the six months ended September 30, 2011 was derived primarily from an advance from a director to the Company amounting to $4.6 million.

During the periods ended September 30, 2012 and 2011, the advance from a director, Mr. Song Jinan, was entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

Commitments

Capital commitments

On August 12, 2010, BDH, a subsidiary of the Company, entered into agreements with a government agency to establish manufacturing facilities for animal probiotics products in the Yangling Agricultural High-tech Industries Demonstration Zone in Shaanxi Province of China. In furtherance of such agreements, BDH incorporated a foreign, wholly owned subsidiary, Growing Yangling, with a registered capital of $50 million. As of September 30, 2012, the Company had injected into Growing Yangling $7.5 million as registered capital. According to the approval from the government agency dated October 12, 2010, the remaining balance of Growing Yangling’s registered capital of $42.5 million must be injected before July 13, 2013

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of September 30, 2012, Growing Yangling entered into agreements with contractors related to the construction of the plant, manufacturing facilities and purchase of production equipment for future payment of $2,548,547 and $21,929,973, respectively.

On February 1, 2012, our subsidiary, Growing, entered into an agreement to acquire a patent relating to a production technology for $6,647,147 (RMB 42,000,000) from an unrelated PRC company. Growing made a deposit of $6,330,616 (RMB 40,000,000) to the seller for the transfer of the patent within 210 days, or by August 30, 2012. The original terms of the agreement were that if the patent cannot be transferred to Growing within 210 days, Growing will be refunded the deposit paid and also be compensated an additional $159,000 (RMB 1,000,000) for damages. The transfer was not completed by August 30, 2012, and on September 3, 2012, Growing and the seller mutually agreed to extend the completion date to December 30, 2012. As of December 21, 2012, the transfer had not yet been completed because the Company is waiting for approval of the transfer from the State Intellectual Property Office of the PRC. The Company has no information to allow it to estimate when such confirmation will be obtained, but expects the transaction to close in 2013, after which the patent is planned to be used in the Company’s operations. Subject to the completion of the transfer of the patent, the Company will have to pay the balance, the future payment of which amounts to $316,506 (RMB2 million), which amount was contracted but not provided for as of September 30, 2012.

Purchase obligations

Shining and Growing have entered into agreements with suppliers to purchase raw materials and packing materials, with respect to which the amount of future payments is $13,361,138.

Other Obligations

Growing entered into an agreement with a university in the PRC to perform research and development. The amount of future payments is $1,424,389 (RMB9 million).

Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended September 30, 2012 and 2011.

Seasonality

Regarding our retail products, many of our customers purchase our products as gifts during the Chinese festivals and holidays, and the seasonal effect is correlated to these holidays during the year. For the first two fiscal quarters, there are no major Chinese festivals or holidays, except for the Dragon Boat Festival (June) and mid-Autumn Festival (September). However, in the last two fiscal quarters, there are some major Chinese festivals and holidays, including National Day (October), Christmas (December), New Year’s Day (January), and Chinese New Year (January to February).

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

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2012, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended September 30, 2012 and 2011. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Use of estimates as applied to potential penalties for the late payment of taxes

In addition to the PRC Enterprise Income Tax (“EIT”), companies in the PRC that are engaged in the sale of goods are generally required to pay value added taxes (“VAT”) at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

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

For the six months ended September 30, 2012, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

Recent Accounting Pronouncements

See Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements for the Three and Six months Ended September 30, 2012.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to the interest-bearing bank loans and interest income generated by our bank deposits. We have not used any derivative financial instruments in our investment portfolio or for cash management purposes. Interest-earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. Nevertheless, our future interest expense or interest income may expect to be decreased due to changes in interest rates in the PRC.

Foreign Exchange Rates Risk

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales are made in RMB, any exchange rate change affecting the value of the RMB relative to the U.S. Dollar could have an effect on our financial results as reported in U.S. Dollars. If the RMB were to depreciate against the U.S. Dollar, amounts reported in U.S. Dollars would be correspondingly reduced. If the RMB were to appreciate against the U.S. Dollar, amounts reported in U.S. Dollars would be correspondingly increased.

ITEM 4.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In a letter to the Company on January 9, 2012, the SEC concluded that the Company’s lack of U.S. GAAP experience is a material weakness in our disclosure controls and procedures. The SEC required the Company to include disclosure about this material weakness in subsequent filings. For information on the Company’s correspondence with the SEC with respect to the Company’s internal controls over financial reporting, see “– Management’s Quarterly Report on Internal Control over Financial Reporting” below.

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

Management’s Quarterly Report on Internal Control over Financial Reporting

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

In a letter dated January 7, 2011, the SEC commented on the Company’s Annual Report on Form 10-K for Fiscal Year ended March 31, 2010 and Quarterly Report for the Period Ended September 30, 2010. The SEC asked the Company a number of questions about how we prepare financial statements and how we assess our internal controls over financial reporting. The Company replied to the SEC’s comment letter on February 16, 2011, and the SEC and the Company subsequently exchanged numerous comment and reply letters, respectively, through January 9, 2012. In a letter to the Company on that date, the SEC concluded that the Company’s lack of U.S. GAAP experience is a material weakness in our internal control over financial reporting. For information on the Company’s correspondence with the SEC with respect to the Company’s disclosure controls and procedures, see “Disclosure Controls and Procedures” above.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company and certain of its current and former officers and directors have been named as defendants in three putative shareholder class action lawsuits, one in the United States District Court for the Central District of California (Mohapatra v. China-Biotics, Inc., et al., No. 10-cv-6954 (C.D. Cal.), the “Mohapatra case”), and two in the United States District Court for the Southern District of New York (Hill v. China-Biotics, Inc., et al., No. 10-cv-7838 (S.D.N.Y.), the “Hill case”, and Casper v. Jinan, et al., No. 12-cv-4202 (S.D.N.Y.), the “Casper case”). After certain shareholders filed motions for appointment as lead plaintiff, the plaintiff in the Mohapatra case voluntarily dismissed its case and the plaintiff in the Hill case, together with another shareholder, were appointed as lead plaintiffs. The lead plaintiffs filed an amended complaint in which they allege that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making material misstatements or failing to disclose certain material information regarding, among other things, the Company’s financial condition, operations, and future business prospects, and the quality, nature, and quantity of the Company’s retail outlets. The lead plaintiffs seek to represent a class of shareholders who bought the Company’s securities between July 10, 2008 and August 27, 2010.

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

In the Casper case, the plaintiff alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making material misstatements and seeks to represent a class of stockholders who bought the Company’s securities between February 9, 2011 and July 1, 2011. On October 18, 2012, the Hill case and the Casper case were consolidated, but no consolidated amended complaint has yet been filed. The Company intends to defend this action vigorously.

The Company and its directors have been named as defendants in a derivative lawsuit filed in the United States District Court for the District of Columbia (Marteney v. Song Jinan, et al., No. 10-cv-1983 (D.D.C.)). The complaint alleges that the directors breached their fiduciary duties by disseminating false and misleading financial statements and seeks unspecified damages. On March 26, 2012, the plaintiff filed an amended complaint in which he added Roth Capital Partners LLC and Maxim Group LLC (the “Underwriters”) as defendants. On September 7, 2012, the Underwriters filed a motion to dismiss. On October 23, 2012, the court approved a stipulation in which the plaintiff voluntarily dismissed the claim against the Underwriters. On November 13, 2012, the clerk entered a default against the director defendants. On December 7, 2012, the parties submitted a stipulation lifting the clerk’s entry of default. The defendants intend to defend this action vigorously.

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The results of the SEC’s review are pending as of December 24, 2012.

ITEM 1A.   RISK FACTORS.

Not required for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As discussed further in the report of our management included under Item 4. “Controls and Procedures” of Part I of this Quarterly Report on Form 10-Q, after reviewing our Annual Report on Form 10-K for the year ended March 31, 2010 and our Quarterly Report on Form 10-Q for the period ended December 31, 2010, the SEC concluded in a letter to the Company dated as of January 9, 2012, that the Company’s lack of U.S. GAAP experience is a material weakness in our disclosure controls and procedures and in our internal control over financial reporting. In its letter, the SEC also directed the Company to file an amended Form 10-K for the year ended March 31, 2010 identifying the Company’s lack of U.S. GAAP experience as a material weakness in our disclosure controls and procedures and in our internal control over financial reporting, which the Company intends to file as promptly as is reasonably practicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006) as amended by the Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 10-Q filed on November 10, 2008).

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.15	Investment Agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc’s Form 8-K filed on December 12, 2007).

10.16	Registration Rights Agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K on December 12, 2007).

10.17	4% Senior Convertible Promissory Note dated December 11, 2007 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.18	Guaranty by Song Jinan in favor of Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.19	Pledge Agreement between Song Jinan and Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.20	Form of Purchase Agreement dated January 21, 2009 (incorporated by reference to Exhibit 10.15 to China-Biotics, Inc.’s Form 10-Q filed on February 13, 2009).

10.21	Form of Purchase Agreement dated May 19, 2009 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on May 20, 2009).

10.22	Share Charge dated September 21, 2009 (effective as of January 24, 2008) (incorporated by reference to Exhibit 10.22 to China-Biotics, Inc.’s Form 10-Q filed on November 16, 2009).

10.23	Underwriting Agreement dated September 29, 2009 (incorporated by reference to Exhibit 1.1 to China-Biotics, Inc.’s Form 8-K filed on September 30, 2009).

10.24	District Entrance Project Agreement dated August 12, 2010 (incorporated by reference to Exhibit 10.19 to China-Biotics, Inc.’s Form 10-Q filed on February 14, 2011).

10.25	2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to China-Biotics, Inc.’s Registration Statement on Form S-8 filed on March 11, 2011).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

16.1	Letter dated April 13, 2006 from Malone & Bailey PC to the United States Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to China-Biotics, Inc.’s Form 8-K filed on May 31, 2006).

16.2	Resignation Letter of BDO Limited, dated June 22, 2011 (incorporated by reference to Exhibit 16.1 to China-Biotics, Inc.’s Form 8-K filed on June 23, 2011).

23.1	Letter from BDO Limited, dated June 23, 2011, to the United States Securities and Exchange Commission (incorporated by reference to Exhibit 16.2 to China-Biotics, Inc.’s Form 8-K filed on June 23, 2011).

23.2	Letter from Thornhill Capital LLC to the United States Securities and Exchange Commission, dated September 10, 2012 (incorporated by reference to Exhibit 16.3 to China-Biotics, Inc.’s Form 10-K filed on September 14, 2012).

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA-BIOTICS, INC.

By:	/s/ Song Jinan
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer, Treasurer and Secretary (Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 24, 2012.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ Yan Yihong	Chief Financial Officer
Yan Yihong	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Du Wen Min	Director
Du Wen Min

/s/ Ivan Chu	Director
Ivan Chu

