Form 10-Q
period 2012-06-30
CHINA-BIOTICS, INC
filed 2013-01-04
CIK 1271057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

TABLE OF CONTENTS

Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and March 31, 2012

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended June 30, 2012 and 2011

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended June 30, 2012

Unaudited Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2012 and 2011

Notes to the Unaudited Condensed Consolidated Financial Statements

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

	June 30, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$50,669,316	$70,086,074
Accounts receivable, net	30,607,277	33,392,474
Inventories	2,182,161	1,942,549
Deposits - short term	2,101,210	1,114,367
Prepayments	464,043	356,157
Other receivables	137,031	102,530
Total current assets	86,161,038	106,994,151

Loan receivable	20,784,923	20,753,343
Deposits - long term	30,116,186	30,070,428
Prepayments for equipment and construction	34,234,650	22,007,427
Property, plant and equipment, net	79,883,574	72,080,331
Land use rights	5,039,774	5,056,884
Total assets	$256,220,145	$256,962,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,745,692	$2,873,904
Other payables and accruals	5,655,033	5,425,821
Tax payables	31,479,624	33,364,611
Short term loan	3,170,125	3,165,308
Amount due to director	5,068,731	4,954,345
Total current liabilities	47,119,205	49,783,989
Long term loan	3,962,656	4,747,963
Total liabilities	51,081,861	54,531,952
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value of $0.01, 10,000,000 shares authorized, none issued	-	-
Common stock, par value of $0.0001, 100,000,000 shares authorized,42,370,000 shares issued and 22,150,200 outstanding as of June 30, 2012 and March 31, 2012, respectively	4,237	4,237
Additional paid-in capital	85,064,562	84,727,616
Retained earnings	110,251,038	108,179,075
Treasury stock at cost, 20,219,800 shares as of June 30, 2012 and March 31, 2012, respectively	(2,741,634)	(2,741,634)
Accumulated other comprehensive income	12,560,081	12,261,318
Total stockholders’ equity	205,138,284	202,430,612
Total liabilities and stockholders' equity	$256,220,145	$256,962,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME

(Amounts expressed in US Dollars)

	Three months ended June 30,
	2012	2011
Net sales	$17,382,483	$8,959,225
Cost of sales	7,278,378	4,482,416
Gross profit	10,104,105	4,476,809
Operating expenses:
Selling expenses	4,036,365	1,970,169
General and administrative expenses	3,659,096	4,650,661
Total operating expenses	7,695,461	6,620,830
Income (loss) from operations	2,408,644	(2,144,021)
Other income and expenses:
Interest expense	(145,460)	(270)
Interest income	194,973	387,940
Interest income, net – loan receivable	776,683	-
Other expenses	(102,892)	(221,636)
Exchange gain (losses), net	8,987	(37,135)
Total other income	732,291	128,899
Income (loss) before taxes	3,140,935	(2,015,122)
Income taxes	1,068,972	41,908
Net income (loss)	2,071,963	(2,057,030)
Other comprehensive income
Foreign currency translation adjustment	298,763	(2,512,408)
Comprehensive income (loss)	$2,370,726	$(4,569,438)

Weighted average number of shares
Basic	22,150,200	22,150,200
Diluted	22,326,563	22,150,200
Income (loss) per common stock
Basic	$0.09	$(0.09)
Diluted	$0.09	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance- April 1, 2012	42,370,000	$4,237	$84,727,616	$108,179,075	$(2,741,634)	$12,261,318	$202,430,612
Fair value of vested options			336,946				336,946
Net income				2,071,963			2,071,963
Foreign currency translation adjustments						298,763	298,763
Balance- June 30, 2012 (Unaudited)	42,370,000	$4,237	$85,064,562	$110,251,038	$(2,741,634)	$12,560,081	$205,138,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts expressed in US Dollars)

	Three months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,071,963	$(2,057,030)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization	26,206	9,577
Depreciation	1,177,403	792,323
Provision of allowance for doubtful accounts	-	404,679
Fair value of vested options	336,946	473,851
Change in operating assets and liabilities :
- Accounts receivable	2,836,504	20,931,507
- Inventories	(236,697)	(1,605,099)
- Deposits	(985,319)	86,207
- Prepayments	(107,363)	132,985
- Other receivables	(34,351)	(68,327)
- Accounts payable	(1,132,783)	(3,705,276)
- Other payables and accruals	220,994	(1,097,034)
- Taxes payable	(1,936,093)	(2,288,107)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,237,410	12,010,256

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayments for equipment	(12,197,260)	(1,066,451)
Purchase of property, plant and equipment	(8,734,151)	(57,896)
NET CASH USED IN INVESTING ACTIVITIES	(20,931,411)	(1,124,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loan	(792,670)	-
Advance from director	111,228	4,445,433
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(681,442)	4,445,433

Effect of exchange rate changes on cash and cash equivalents	(41,315)	(1,571,418)
NET CHANGES IN CASH AND CASH EQUIVALENTS BALANCES	(19,416,758)	13,759,924
CASH AND CASH EQUIVALENTS BALANCES, beginning of period	70,086,074	143,988,348
CASH AND CASH EQUIVALENTS BALANCES, end of period	$50,669,316	$157,748,272

Supplemental disclosure of cash flow information:
Interest paid	$145,460	$-
Income taxes paid	$2,622,353	$1,070,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011

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

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three-months ended June 30, 2012 and 2011 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2012 and for all periods presented. Information as of March 31, 2012 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K filed on September 14, 2012 for the year ended March 31, 2012. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2013.

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

Level 3-Unobservable inputs based on the Company’s assumptions

The Company is required to use observable market data if available without undue cost and effort. The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2012 and March 31, 2012:

	Fair Value Measurements as at June 30, 2012
	Balance at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan receivable	$20,784,923	$-	$20,784,923	$-

	Fair Value Measurements as at March 31, 2012
	Balance at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan receivable	$20,753,343	$-	$20,753,343	$-

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

3.	INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended June 30,
	2012 (Unaudited)	2011 (Unaudited)
Income (loss) per share – Basic
Income (loss) for the period	$2,071,963	$(2,057,030)
Basic average common stock outstanding	22,150,200	22,150,200
Net income (loss) per share	$0.09	$(0.09)

	Three months ended June 30,
	2012	2011
Income (loss) per share – Diluted
Income (loss) for the period	$2,071,963	$(2,057,030)
Basic average common stock outstanding	22,150,200	22,150,200
Diluted effect from vested stock options	176,363	-
Diluted average common stock outstanding	22,326,563	22,150,200
Net income (loss) per share	$0.09	$(0.09)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. As of June 30, 2012 and March 31, 2012, the Company had cash deposits of $50.67 million and $70.09 million placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts. For the three months ended June 30, 2012 and 2011, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at June 30, 2012 and March 31, 2012 are from customers in the PRC.

Concentration of Customers

The Company had no sales to a single customer that accounted for more than 10% of total gross sales.  For the three months ended June 30, 2012 or 2011, there was no customer that accounted for over 5% of our sales revenue.   As of June 30, 2012, there was one customer that accounted for 6.5% of our accounts receivable. As of March 31, 2012, there was one customer that accounted for 4.8% of our accounts receivable.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2012 (Unaudited)	March 31, 2012

Accounts receivable	$32,274,998	$35,057,662
Less: Allowance for doubtful accounts	(1,667,721)	(1,665,188)
	$30,607,277	$33,392,474

6.	INVENTORIES

Inventories consisted of the following:

	June 30, 2012 (Unaudited)	March 31, 2012

Raw materials	$761,216	$801,288
Work-in-progress	169,066	99,763
Finished goods	1,251,879	1,041,498
	$2,182,161	$1,942,549

7.	LOAN RECEIVABLE

On December 19, 2011, the Company entered into an agreement with Jiangxi International Trust Co., Ltd. (“Jiangxi”) to loan $20,784,923 (RMB 131,100,000) to the Jiangxi International Trust of Yinhe #7 Property, an investment fund sponsored by Jiangxi. The loan principal is due on December 26, 2013, is unsecured, and according to the loan agreement, the Company is to earn 20% interest per annum, less a 5% investment management fee per annum.  Interest income for the three months ended June 30, 2012 includes $1,039,427 of interest accrued on the outstanding balance. Such interest income after netting of the management fee was $776,683 for the three months ended June 30, 2012. Jiangxi is a major trust and investment company that is executing different investment projects in the PRC, including real estate projects, listed company restructuring, and other financial services.

8.	DEPOSITS

Deposits for the acquisition of long-term assets and operating trading deposits consisted of the following:

	June 30, 2012 (Unaudited)	March 31, 2012
Long term
Deposit for acquisition of a company	$23,775,937	$23,739,812
Deposit for acquisition of patent	6,340,249	6,330,616
	30,116,186	30,070,428
Short term
Other operating deposits	2,101,210	1,114,367
	$32,217,396	$31,184,795

On March 27, 2012, the Company made a deposit of $23,775,937(RMB 150,000,000) to the government of Yangling for a bid to acquire a probiotics company located in Yangling, Shaanxi Province that is in receivership. According to the relevant regulations, the deposit will be treated as part of the purchase price of the acquisition if the transaction is approved. As of December 21, 2012, the government of Yangling is reviewing bids received for the probiotics company and expects to complete this process by the end of calendar year 2012. If the Company does not win the auction to acquire the probiotics company, its deposit will be returned.

On February 1, 2012, our subsidiary, Growing, entered into an agreement to acquire a patent regarding a production technology for $6,657,262 (RMB 42,000,000) from an unrelated PRC company. Growing made a deposit of $6,340,249 (RMB 40,000,000) to the seller for the transfer of the patent within 210 days, or by August 30, 2012. The original terms of the agreement were that if the patent cannot be transferred to Growing within 210 days, Growing will be refunded the deposit paid and also be compensated an additional $159,000 (RMB 1,000,000) for damages. The transfer was not completed by August 30, 2012, and on September 3, 2012, Growing and the seller mutually agreed to extend the completion date to December 30, 2012. As of December 21, 2012, the transfer had not yet been completed because the Company is waiting for approval of the transfer from the State Intellectual Property Office of the PRC. The Company has no information to allow it to estimate when such confirmation will be obtained, but expects the transaction to close in 2013, after which the patent is planned to be used in the Company’s operations.

As of June 30, 2012 and March 31, 2012, the Company currently has outstanding deposits and prepayments of $34,234,650 and $22,007,427 relation to delivery of equipment to be used at these facilities.

9.	LAND USE RIGHTS

The land use rights consisted of the following:

	June 30, 2012 (Unaudited)	March 31, 2012

Land use rights	$5,241,315	$5,231,956
Less: Accumulated amortization	(201,541)	(175,072)
	$5,039,774	$5,056,884

On March 21, 2006, GSL, our subsidiary, entered into an agreement, as amended, with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 36,075 square meters of land in the Shanghai Qingpu Industrial Park District on which we constructed our 300-metric ton capacity production plant for a term of 50 years beginning January 15, 2008. The agreement provides for the payment of leasing fees of approximately $1.8 million. In February 2009, the formal land use right certificate was issued. There are no future lease payments under this land lease. The Qingpu land use right was pledged to a bank as a credit guarantee for a loan of $4,755,187 (RMB 30,000,000 million, see Note 12).  At June 30, 2012, the net book value of such land use right was $1,799,085.

In 2012, our Growing Yangling, subsidiary of the Company that operates in Yangling, the PRC, has acquired a land use right for a period of 50 years, beginning January 18, 2012. At June 30, 2012, the net book value of the land use right was $3,219,191.

Amortization expense amounted to $26,206 and $9,577 for the three months ended June 30, 2012, and 2011, respectively.

The estimated amortization expense for the land use rights over each of the five years and thereafter is summarized as below:

June 30, 2012
For the year ended March 31:
2013	$78,606
2014	104,808
2015	104,808
2016	104,808
2017	104,808
Thereafter	4,541,936
$5,039,774

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	June 30, 2012 (Unaudited)	March 31, 2012

Building	$48,028,306	$44,754,344
Plant and machinery	24,033,623	23,963,145
Leasehold improvements	1,817,544	1,814,783
Office equipment	4,233,772	4,220,654
Motor vehicles	819,663	543,569
Construction in progress	18,571,692	13,217,574
	97,504,600	88,514,069
Less: Accumulated depreciation	(17,621,026)	(16,433,738)
	$79,883,574	$72,080,331

For the three months ended June 30, 2012 and 2011, depreciation expense amounted to $1,177,403 and $792,323, respectively.

The Company is currently in Phase 2 construction of a research and development center and other ancillary facilities in Qingpu.  At June 30, 2012 and March 31, 2012, construction in progress included $18,037,380 and $12,978,116 related to the construction of this facility.

At June 30, 2012, the corporate headquarters office building was pledged to banks as a guarantee for a total of loans of $3,170,125 (RMB 20,000,000, see Note 12 and 18).  The net book value of the building was $8,820,611.

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of June 30, 2012 and March 31, 2012, construction in progress included $534,312 and $239,458 related to the construction of this facility. As of June 30, 2012, Growing Yangling entered into agreements with contractors related to the construction of the plant, manufacturing facilities and purchase of production equipment for future payment of $2,552,627 and $21,965,081, respectively.

Prepayments for equipment and construction includes advance deposits of $14,711,254 and $14,688,902 related to construction that had not yet commenced as of June 30, 2012 and March 31, 2012, respectively. Also included in prepayments for equipment and construction as of June 30, 2012 and March 31, 2012, are outstanding deposits and prepayments of $19,523,396 and $7,318,525 related to the delivery of equipment to be used at these facilities.

11.	AMOUNT DUE TO DIRECTOR

As of June 30, 2012 and March 31, 2012, the amount due to a director, Mr. Song Jinan, represented advances to the Company which are unsecured, interest-free and repayable on demand. The advances from such director were entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

12.	LOANS PAYABLE

Short term loan

On March 19, 2012, the Company received a loan from the Bank of China for $3,165,308 (RMB 20,000,000), secured by the corporate headquarters office building of Growing (see Note10), due September 19, 2012. Interest is 7.2% per annum, based on 118% of the six months’ of RMB borrowing prime rate established by the People’s Bank of China at the time of funding. Total principal and interest were due September 19, 2012. On September 19, 2012, the loan for $3,165,308 (RMB 20,000,000) was fully repaid.

Long term loan

On December 7, 2011, the Company received a loan from Shanghai Rural Commercial Bank for $4,747,963 (RMB 30,000,000), secured by the land use right in Qingpu of Growing (see Note 9), due May 27, 2014. Interest is 7.65% per annum, based on 115% of the 1-to-3 years’ RMB borrowing prime rate set by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. On May 25, 2012, the Company repaid $792,531 (RMB 5,000,000) of the loan and the balance outstanding as of June 30, 2012 was $3,962,656 (RMB 25,000,000).

13.	INCOME TAXES

For the three months ended June 30, 2012 and 2011, the components of income (loss) before income taxes were:

	Three months ended June 30,
	2012 (Unaudited)	2011 (Unaudited)
Income before income taxes generated in the PRC	$3,980,519	$(1,096,848)
(Loss) income before income taxes generated in the United States of America	(740,526)	(819,019)
Loss before income taxes generated in the British Virgin Islands	(99,057)	(99,279)
Loss before income taxes generated in Hong Kong	(2)	24
	$3,140,935	$(2,015,122)

For the three months ended June 30, 2012 and 2011, there was no tax provision related to income (loss) generated in the United States of America, the British Virgin Islands, and Hong Kong. For the three months ended June 30, 2012 and 2011, the provision for income taxes relating to income generated in the PRC consists of the following:

	Three months ended June 30,
	2012 (Unaudited)	2011 (Unaudited)
Current-PRC	$1,068,972	$41,908
Deferred-PRC	-	-
	$1,068,972	$41,908

For the three months ended June 30, 2012 and 2011, the reconciliation between the PRC statutory tax rate and effective tax rate are as follows:

	Three months ended June 30,
	2012 (Unaudited)	2011 (Unaudited)
Statutory rate	25.0%	25.0%
Preferential tax rate	(22.5)%	(3.0)%
Effect of different tax rates in other jurisdictions	4.6%	(7.9)%
Expenses not deductible for tax purpose	-%	(5.0)%
Effect of taxable temporary difference	19.7%	10.3%
Under provision of income tax in prior year	4.2%	-%
Tax losses not recognized	3.0%	(22.6)%
Effective tax rate	34.0%	(3.2)%

As of June 30, 2012 and March 31, 2012, the Company had incurred tax losses of approximately $1.0 million and $4.2 million, respectively which can be carried forward in various jurisdictions from five to 25 years.

	June 30, 2012 (Unaudited)	March 31, 2012
Deferred tax assets
Net operating loss carryforwards
- PRC	$30,556	$320,292
- United States of America	64,426	334,633
- Hong Kong	-	132
Less: Valuation allowance	(94,982)	(655,057)
Net deferred tax assets	$-	$-

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

The Company’s subsidiary, Growing Yangling, is located in Yangling and as of March 31, 2012, its manufacturing plant was under construction. According to the investment agreement with the local government, Growing Yangling is entitled to have a tax incentive that exempts local portion of EIT for three calendar years from the commencement of production, followed by 50% tax exemption of local portion for the next year. There is no financial effect from the tax holiday as Growing Yangling did not generate any assessable profit for the three months ended June 30, 2012 or 2011.

At June 30, 2012 and March 31, 2012, taxes payable consisted of the following:

	June 30, 2012 (Unaudited)	March 31, 2012
Taxes arising prior to 2005:
Value added tax and other taxes	$5,716,431	$5,707,746
Income taxes	3,117,177	3,112,441
Dividends withholding tax	4,720,137	3,914,453
	13,553,745	12,734,640
Total:
Value added tax and other taxes	239,316	1,366,106
Income taxes	314,015	2,100,059
Accrued interest on taxes	17,372,548	17,163,806
	$31,479,624	$33,364,611

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

For the three months ended June 30, 2012, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

The Company’s PRC subsidiaries are deemed “high technology” enterprises subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Three months ended June 30,
	2012 (Unaudited)	2011 (Unaudited)

Income (loss) per common share-basic	$0.09	$(0.07)
Effect of tax holiday	0.01	0.01
Pro forma income (loss) per common share-basic	$0.10	$(0.06)

14.	OPTION INCENTIVE PLAN

On January 16, 2011, the Board adopted the 2010 Equity Incentive Plan (the “2010 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2010 Plan. On March 9, 2011, the 2010 Plan was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders.

On January 16, 2011, the Company granted to the directors and officers an option to purchase 910,000 shares of common stock under the 2010 Plan. The options have exercise price of $14.81 per share, an expiration date of five to ten years from the date of grant, and vest over 48 consecutive months: 20% in the first 12-month period; 20% in the second 12-month period; 30% in the third 12-month period; and 30% in the forth 12-month period. The Company determined the fair value of the options on the date of grant was $9,477,024 using the Black-Scholes-Merton option pricing model with the following assumptions: expected volatility, 76%; risk-free interest rate, 1.95%; expected weighted average life, five to ten years; and expected dividend yield, 0%. As of June 30, 2012 and March 31, 2012, the total vested options were 198,000 shares and 165,000 shares, respectively.

During June 2011, two candidates resigned from their position and terminated their services to the Company. They also did not exercise their vesting options within three months from the date of their termination. According to the option agreement, their options were forfeited and cancelled; the total number of forfeited and cancelled options was 250,000.

During the three months ended June 30, 2012 and 2011, no vested options were exercised.

At June 30, 2012 and March 31, 2012, outstanding options were as follows:

	Number of Shares under Options	Weighted Average Exercise Price

Options outstanding at April 1, 2011	910,000	$14.81
Options granted	-	-
Options expired or forfeited	(250,000)	14.81
Options exercised	-	-
Options outstanding at March 31, 2012	660,000	14.81
Options granted	-	-
Options expired or forfeited	-	-
Options exercised	-	-
Options outstanding at June 30, 2012	660,000	$14.81

The following table summarizes information about options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Exercise price	Number of shares under Option	Weighted average remaining contractual life (years)	Weighted Average Exercise Price	Number of shares under Option	Weighted Average Exercise Price

$14.81	660,000	7	$14.81	198,000	$14.81

At June 30, 2012 and March 31, 2012, the options outstanding and exercisable had no intrinsic value.

For the three months ended June 30, 2012 and 2011, the Company has recorded $336,946 and $473,851, respectively, as the fair value of the vested options.

As of June 30, 2012, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $4,717,247, which is expected to be recognized over the next 30 months

15.	PRODUCT RETURN CONCESSIONS

For the three months ended June 30, 2011 and six months ended September 30, 2011, product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems.

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these special credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the three months ended September 30, 2011 that has been reflected as an additional cost of product returns in the accompanying consolidated financial statements. No additional such credits were made available for the three months ended June 30, 2012. During the three months ended September 30, 2012, the Company recovered special concession credits amounting to $993,671 (RMB6,280,000) and included such amounts as sales for the three months ended September 30, 2012.

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

Shining also entered into agreements with contractors for initial work on the project in the amount of $125,917, which had not been paid as of June 30, 2012.

On February 1, 2012, our subsidiary, Growing, entered into an agreement to acquire a patent regarding a production technology for $6,657,262 (RMB 42,000,000) from an unrelated PRC company. Growing made a deposit of $6,340,249 (RMB 40,000,000) to the seller for the transfer of the patent within 210 days, or by August 30, 2012. The original terms of the agreement were that if the patent cannot be transferred to Growing within 210 days, Growing will be refunded the deposit paid and also be compensated an additional $159,000 (RMB 1,000,000) for damages. The transfer was not completed by August 30, 2012, and on September 3, 2012, Growing and the seller mutually agreed to extend the completion date to December 30, 2012. As of December 21, 2012, the transfer had not yet been completed because the Company is waiting for approval of the transfer from the State Intellectual Property Office of the PRC. The Company has no information to allow it to estimate when such confirmation will be obtained, but expects the transaction to close in 2013, after which the patent is planned to be used in the Company’s operations. Subject to the completion of the transfer of the patent, the Company will have to pay the balance, the future payment of which amounts to $317,012 (RMB2,000,000), which amount was contracted but not provided for as of June 30, 2012.

Purchase obligations

The Company entered into the agreements with the suppliers to purchase raw materials and packing materials. The amount of future payments is $16,140,442.

Other obligations

The Company entered into an agreement with a university to perform research and development. The amount of future payments is $1,424,389 (RMB 9,000,000).

Pending litigation

The Company and certain of its current and former officers and directors have been named as defendants in three putative shareholder class action lawsuits, one in the United States District Court for the Central District of California (Mohapatra v. China-Biotics, Inc., et al., No. 10-cv-6954 (C.D. Cal.), the “Mohapatra case”), and two in the United States District Court for the Southern District of New York (Hill v. China-Biotics, Inc., et al., No. 10-cv-7838 (S.D.N.Y.), the “Hill case”, and Casper v. Jinan, et al, No. 12-cv-4202 (S.D.N.Y), the “Casper case”). After certain shareholders filed motions for appointment as lead plaintiff, the plaintiff in the Mohapatra case voluntarily dismissed its case and the plaintiff in the Hill case, together with another shareholder, were appointed as lead plaintiffs. The lead plaintiffs filed an amended complaint in which they allege that the defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making material misstatements or failing to disclose certain material information regarding, among other things, the Company’s financial condition, operations, and future business prospects, and the quality, nature, and quantity of the Company’s retail outlets. The lead plaintiffs seek to represent a class of shareholders who bought the Company’s securities between July 10, 2008 and August 27, 2010.

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

The Company operates two business segments for the three months ended June 30, 2012 and 2011, which are retail probiotics products as a health supplement and bulk additives for institutional customers in the PRC. The following is the summary information by segment as of June 30, 2012 and 2011, and for the three months ended June 30, 2012 and 2011:

Three months ended June 30, 2012	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$2,504,098	$14,878,385	$17,382,483	$-	$17,382,483
Income (loss) from operations	(798,110)	4,177,147	3,379,037	(970,393)	2,408,644
Income taxes	232,504	836,468	1,068,972	-	1,068,972
Total assets	101,639,937	105,876,492	207,516,429	48,703,716	256,220,145
Depreciation and amortization	264,545	728,440	928,985	210,624	1,203,609

Three months ended June 30, 2011	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$4,542,098	$4,417,127	$8,959,225	$-	$8,959,225
Income (loss) from operations	(1,237,469)	90,328	(1,147,141)	(996,880)	(2,144,021)
Income taxes	-	41,908	-	-	41,908
Total assets	110,350,819	77,486,943	187,837,762	43,561,211	231,398,973
Depreciation and amortization	303,916	303,972	607,888	194,012	801,900

Reconciliation is provided for unallocated amounts relating to corporate operations, which is not included in the segment information.

	Three months ended June 30,
Reconciliation	2012	2011

Total segment operating income	$3,379,037	$(1,147,141)
Corporate overhead expenses	(970,393)	(996,880)
Other income, net	732,291	128,899
Income tax expense	(1,068,972)	(41,908)
Total consolidated net income (loss)	$2,071,963	$(2,057,030)

18.	SUBSEQUENT EVENTS

Short term loan

On September 19, 2012, a loan from the Bank of China for $3,165,058 (RMB 20,000,000) was borrowed with the same terms, secured by the same assets, corporate headquarters office building of Growing (see Note10), and is due on September 19, 2013. Interest is 7.08% per annum, based on 118% of the twelve months’ of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The loan is renewable with the bank upon maturity.

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

Long term loan

On September 17, 2012, the Company received a loan from Shanghai Rural Commercial Bank for $158,253 (RMB 1,000,000), secured by the land use right in Qingpu of Growing (see Note 9), due December 17, 2014. Interest is 7.36% per annum, based on 118% of one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for financing the costs of renovation project.

On September 26, 2012, the Company received a loan from Shanghai Rural Commercial Bank for $158,253 (RMB 1,000,000), secured by the land use right in Qingpu of Growing (see Note 9), due December 26, 2014. Interest is 7.36% per annum, based on 118% of one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for financing the costs of renovation project.

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

Our retail products are mainly sold to distributors, who then distribute them to various retail outlets such as drug stores and supermarkets or sell directly to enterprise accounts. Typically, 60 to 90 days’ credit is given to the distributors. Our bulk additives products are primarily sold to institutional customers, such as dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies. Typically, 60 to 90 days’ credit is given to the bulk additives products customers. Because of the adverse market environment, the Company has temporarily extended an additional 30 days’ credit to all distributors of retail products and customers of the bulk additives products. As a result, the collection period has also been extended a further 30 days to 120 days.

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

As our retail products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production, of which packaging costs, including the cost of capsules, represent the largest cost item. During April to June 2012, there was a public health issue relating to so-called “poison capsules” in China that adversely affected all related industries that produce or distribute products in capsule form, including the food and additive markets. For safety purposes, all companies in these affected sectors, including the Company (which has not been linked to any defective or dangerous capsules) suspended the production of products in capsule form until the completion of required government inspection and approval for resuming production. Our retail sales for the three months ended June 30, 2012 were affected, and decreased 46% compared with the same period the prior year. After the clearance of “poison capsule issue”, sales of the Company’s retail products in capsule form rebounded significantly in the three months ended September 30, 2012.

Recently, Shining Probiotics Protein Powder has become our best-selling product, representing approximately 34% and 39% of our total sales of our retail products for the three months ended June 30, 2012 and 2011, respectively. Although we have released new products, the percentage contribution of Shining Essence, for many years our biggest-selling retail product, to our total retail sales has decreased, representing approximately 26% and 21% for the three months ended June 30, 2012 and 2011, respectively. Shining Essence is still one of our top three best-selling products. As of June 30, 2012, we had a retail product portfolio of 46 products, and we are currently selling 14 of them in the market.

Sales of our bulk products contributed 86% of our gross revenue for the three months ended June 30, 2012 and contributed to an increase in sales of over 83% from the same period in 2011.

In February 2010, our new bulk production facility in Qingpu commenced commercial production. The state-of-the-art bulk additives production facility has a full capacity of 150 metric tons. Management believes our new facility will help us to continue to meet the increasing market demand for high quality and low cost products.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:

•	Increasing demand for functional food and health supplement products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and health supplements to increase.

•	Curtailment of the use of antibiotics and preservatives and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs and preservatives for both humans and animals. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health. Recently, the Ministry of Health in China announced an expanded list of probiotics strains allowed to be used in the food industry. The number of probiotics strains on the list has doubled. Management believes that this reflects that the Chinese government is encouraging wider uses of probiotics products in the food industry. Management also believes that it also demonstrates the rapidly expanding probiotics market in China.

•	Increasing demand for dairy product additives. The demand for functional foods and foods that use probiotics supplements is growing at a significant rate, and our management believes that it will continue to do so. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics would be required to be added to baby milk powders produced in China. On October 24, 2011, the MOH published a list of probiotics applicable for baby food for babies aged one year or older.

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through the following:

•	We are currently focused on two fast-growing industries in China: the dairy and animal feed sectors. As of June 30, 2012, we had entered into contracts with 88 customers, up from 71 customers at March 31, 2012, for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established business relationships with a variety of commercial customers located in major cities, including Beijing, Tianjin, Chongqing, and Shanghai. During the three months ended June 30, 2012, we developed sales plans for new customers in four additional provinces: Gansu, Hebei, Heilongjiang and Shanxi. Besides the major cities mentioned above in which we do business, our customers are now in 20 provinces, including Guangdong, Jiangsu and Jiangxi, among others. These growing companies are among the leaders in the dairy, animal feed, baked foods, and pharmaceutical industries.

•	Construction of a new facility in Yangling - Encouraged by the growing demand for the animal feed market in China, the Company commenced construction of a new facility in the Yangling Zone in the Shaanxi Province of China in June 2012. The cost for constructing the Yangling facility is expected to be over $58 million invested over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in the construction stage, and the plan is subject to government approval prior to implementation. During the year ended March 31, 2011, the Company made total payments of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land use right certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014 and trial production is expected to commence in 2015. In the existing market environment, the Company will utilize its available cash and bank facilities to fund such construction.

•	Wholesale and e-commerce businesses - In our continuing effort to transition from a retail, business-to-consumer model to a wholesale, business-to-business model, and to improve operating efficiency, we have completed the consolidation of our retail outlets. We closed all of our retail outlets by the end of fiscal year 2011, as we believe our distribution network is more efficient for our retail products sales. We have a total of 39 distributors for retail products as of June 30, 2012. In light of increasing online sales of health food and supplements in China and to maintain our existing retail customer base, we launched a “Community Network,” which is dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/. Since its establishment, the in-house e-commerce department is working to better access the market and existing and potential customers. We have also been working with two online selling companies to sell our retail products, including www.ule.com.cn and www.yihaodian.com. In addition, we have established a customer service center to reply to inquiries from our end users.

•	Improvement in research and development of new products and services - We continue to develop new retail products aimed at improving general human health conditions, enhancing the immune system, and reducing health problems. To further improve our competitiveness in the bulk additives market, we continue to improve and provide our value-added service to institutional customers by assisting their lab and production testing and providing customized technical support, among other things. In addition, we are also working with certain universities, including Northeast Agricultural University, to carry out research and development projects in order to seek to increase the probiotics industry’s capability.

Our operations are generally not labor-intensive. We employed 372 people as of June 30, 2012. With production ramping up in the Phase 1 facility and the construction of Phase 2 in Qingpu, we expect increases in our number of employees over the next two years to meet the increase of production capacity and sales demand. We have also been recruiting senior executives to strengthen our management team. However, as wages in China remain relatively low, we expect that labor costs will not materially affect our results of operations in the near term.

Results of Operations for the Three Months Ended June 30, 2012 Compared with the Three Month Ended June 30, 2011

Our results for the three months ended June 30, 2012 and 2011 are summarized below:

	Three months ended June 30,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales	$17,382,483	100.00%	$8,959,225	100.00%
Cost of sales	7,278,378	41.87%	4,482,416	50.03%
Gross profit	10,104,105	58.13%	4,476,809	49.97%
Operating expenses:
Selling expenses	4,036,365	23.22%	1,970,169	21.99%
General and administrative expenses	3,659,096	21.05%	4,650,661	51.91%
Total operating expenses	7,695,461	44.27%	6,620,830	73.90%
Income (loss) from operations	2,408,644	13.86%	(2,144,021)	(23.93)%
Other income and expense:
Interest expense	(145,460)	(0.84)%	(270)	(0.00)%
Interest income	194,973	1.12%	387,940	4.33%
Interest income, net – loan receivable	776,683	4.47%	-	-
Other expenses	(102,892)	(0.59)%	(221,636)	(2.47)%
Exchange gain (loss), net	8,987	0.05%	(37,135)	(0.41)%
Total other income	732,291	4.21%	128,899	1.44%
Income (loss) before taxes	3,140,935	18.07%	(2,015,122)	(22.49)%
Income taxes	1,068,972	6.15%	41,908	0.47%
Net income (loss)	$2,071,963	11.92%	$(2,057,030)	(22.96)%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended June 30, 2012 and 2011 comprised the following:

	Three months ended June 30,
	2012	2011
Invoiced value of sales	$17,779,164	$9,482,794
Less: Sales discount	(261,896)	(486,360)
Less: Sales tax	(134,785)	(37,209)
	$17,382,483	$8,959,225

Net sales increased by $8,423,258 or 94.02% to $17,382,483 for the three months ended June 30, 2012 from $8,959,225 for the three months ended June 30, 2011. The increase was mainly attributable to the increase of the sales of bulk additive products which was enough to compensate for the decrease in sales of retail products due to the occurrence of the “poison capsule issue” in China during April to June 2012.

The contributions of our products as a percentage of invoiced value on sales for the three months ended June 30, 2012 and 2011, respectively, are summarized below.

	Three months ended June 30,
	2012	2011
Retail products	14.41%	50.70%
Bulk additives	85.59%	49.30%
	100.00%	100.00%

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months ended June 30, 2012 and 2011 are summarized below.

	Percentage increase (decrease) from the prior year
	Three months ended June 30,
	2012			2011
	Unit volume	Selling prices	Overall increase / (decrease)	Unit Volume	Selling prices	Overall increase / (decrease)
Retail products	(45)%	(2)%	(46)%	(75)%	22%	(69)%
Bulk additives	153%	13%	186%	(46)%	(25)%	(60)%

Based on the invoiced value of sales, the retail products invoiced sales contributions decreased to 14.41% in the three months ended June 30, 2012 from 50.70% in the three months ended June 30, 2011. The decrease was mainly attributable to the occurrence of the “poison capsule issue” in China during April to June 2012, as noted above. Compared with our retail products, our bulk additive products were not directly impacted by the poison capsule issue. Further, as we have developed more bulk products customers, the increased sales of bulk additive products have more than compensated for the decrease in sales of retail products.

Cost of sales

Cost of sales for the three months ended June 30, 2012 was $7,278,378, compared with $4,482,416 for the three months ended June 30, 2011. The increase in cost of sales was primarily caused by the increase in sales for the three months ended June 30, 2012.

Unit volume and unit cost comparatives for the three months ended June 30, 2012 and 2011 are summarized below.

	Percentage increase (decrease) from the prior year
	Three months ended June 30,
	2012			2011
	Unit volume	Unit Costs	Overall increase / (decrease)	Unit Volume	Unit Costs	Overall increase / (decrease)
Retail products	(45)%	9%	(41)%	(75)%	(78)%	(56)%
Bulk additives	153%	13%	186%	(46)%	6%	(43)%

Cost of product returns

For the three months ended June 30, 2011, product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems.

As a result of a product return after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,162,229 for these credits for the year ended March 31, 2012. No additional such credits were made available for the three months ended June 30, 2012.

Gross profit

Gross profit increased by $5,627,296 or 125.70% to $10,104,105 for the three months ended June 30, 2012 from $4,476,809 for the three months ended June 30, 2011. The increase was mainly attributable to the increase in sales volume of bulk additive products for the three months ended June 30, 2012.

Selling expenses

Selling expenses increased by $2,066,196 or 104.87% to $4,036,365 or 23.22% of net sales for the three months ended June 30, 2012, compared with $1,970,169 or 21.99% of net sales for the three months ended June 30, 2011. The increase was mainly attributable to the issuance of sales commission to staff who are engaged in the sales and collection of outstanding balances from our customers.

General and administrative expenses

General and administrative expenses decreased by $991,565 or 21.32% to $3,659,096 or 21.05% of net sales for the three months ended June 30, 2012, compared with $4,650,661 or 51.91% of net sales for the three months ended June 30, 2011. The decrease in general and administrative expenses was mainly attributable to an allowance for doubtful accounts of $404,679 for the three months ended June 30, 2011.

Income (loss) from operations

Income from operations increased by $4,552,665 to $2,408,644 for the three months ended June 30, 2012, from losses from operations of $2,144,021 for the three months ended June 30, 2011. The increase is mainly attributable to the increase in sales and increase in gross profit for the three months ended June 30, 2012.

Total other income

Total other income increased by $603,391 or 468.11% to $732,290 for the three months ended June 30, 2012, from $128,899 for the three months ended June 30, 2011. The increase is mainly attributable to the investment income for trust and is net of the relevant handling fee amounting to $776,683 for the three months ended June 30, 2012.

Income taxes

Provision for income taxes was $1,068,972 and $41,908 for the three months ended June 30, 2012 and 2011, respectively. The increase in the provision for income taxes is primarily attributable to the increase in operating profit.

Net income (loss)

Net income increased by $4,128,993 to $2,071,963 for the three months ended June 30, 2012 from net loss of $2,057,030 for the three months ended June 30, 2011. The increase of net income is mainly attributable to the increase of income from operations of $4,552,665.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For fiscal years 2012 and 2011, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced operations in February 2010 with a separate production and distribution channel. There are also separate operational management teams and operations and marketing strategies for each segment. Therefore, we have used segment reporting since year 2011.

Retail products

The results of retail products segment for the three months ended June 30, 2012 and 2011 are summarized as below:

	Three months ended June 30,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales, retail products	$2,504,098	100.00%	$4,542,098	100.00%
Cost of sales	1,281,644	51.18%	2,601,341	57.27%
Gross profit, retail products	1,222,454	48.82%	1,940,757	42.73%
Operating expenses:
Selling expenses	905,989	36.18%	1,133,071	24.95%
General and administrative expenses	1,114,575	44.51%	2,045,155	45.03%
Total operating expenses	2,020,564	80.69%	3,178,226	69.97%
Losses from operations, retail products	$(798,110)	(31.87)%	$(1,237,469)	(27.24)%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the fiscal years 2012 and 2011 comprised the following:

	Three months ended June 30,
	2012	2011
Invoiced value on sales	$2,787,346	$5,050,905
Less: Sales discount	(261,896)	(486,360)
Less: Sales tax	(21,352)	(22,447)
	$2,504,098	$4,542,098

Net sales decreased by $2,038,000 or 44.87% to $2,504,098 for the three months ended June 30, 2012 from $4,542,098 for the three months ended June 30, 2011. The decrease in sales of retails products is preliminary attributable to the occurrence of the “poison capsule issue” during April to June 2012. According to special guidelines from the Chinese government, all companies involved in the production or use of capsules in products sold by such companies were required to suspend production temporarily, and the production and sale of products containing or utilizing capsules was fully inspected by the government to ensure all relevant standards were met before restarting production. Therefore, both the production operation and sales of our retail products were affected during this period. Following the successful completion of the inspection processes, the Company’s operations involving capsules returned to normal. Sales of the Company’s capsule products rebounded in the following quarter.

Cost of sales

Cost of sales decreased by $1,319,697 or 50.73% to $1,281,644 for the three months ended June 30, 2012 from $2,601,341 for the three months ended June 30, 2011. The decrease in cost of sales was primarily caused by the decrease of products sold and decreased production activities during the three months ended June 30, 2012.

Cost of product returns

For the three months ended June 30, 2011, product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems.

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,162,229 for these credits for the year ended March 31, 2012. No additional such credits were made available for the three months ended June 30, 2012. During the three months ended September 30, 2012, the Company recovered special concession credits amounting to $993,671 (RMB6,280,000) and recognized such amounts in sales for the period.

Gross profit

Gross profit decreased by $718,303 or 37.01% to $1,222,454 for the three months ended June 30, 2012 from $1,940,757 for the three months ended June 30, 2011. The decrease in gross profit was primarily caused by the decrease of products sold and also the write-off of a special payment to distributors, which we consider a cost of the product returns described above for the three months ended June 30, 2011.

Selling expenses

Selling expenses were $905,989 or 36.18% of net sales for the three months ended June 30, 2012, compared with $1,133,071 or 24.95% of net sales for the three months ended June 30, 2011. The selling expenses mainly included salary and advertising expenses. This decrease in selling expenses was primarily attributable to a decrease in sales.

General and administrative expenses

General and administrative expenses decreased by $930,580 or 45.50% to $1,114,575 or 44.51% of net sales for the three months ended June 30, 2012 compared with $2,045,155 or 45.03% of net sales for the three months ended June 30, 2011. The decrease in general and administrative expenses was mainly the result of an allowance for doubtful accounts of $216,468 for the three months ended June 30, 2011.

Losses from operations

Losses from operations decreased by $439,359 to $798,110 for the three months ended June 30, 2012 from $1,237,469 for the three months ended June 30, 2011. The decrease is mainly attributable to a decrease in operating expenses for the three months ended June 30, 2012 and the write off of returned products and allowance for doubtful accounts incurred for the three months ended June 30, 2011.

Bulk products

The results of bulk additives products segment for the three months ended June 30, 2012 and 2011 are summarized as below:

	Three months ended June 30,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales, bulk additives products	$14,878,385	100.00%	$4,417,128	100.00%
Cost of sales	5,996,734	40.31%	1,881,075	42.59%
Gross profit, bulk additives products	8,881,651	59.69%	2,536,053	57.41%
Operating expenses:
Selling expenses	3,130,376	21.04%	837,098	18.95%
General and administrative expenses	1,574,127	10.58%	1,608,627	36.42%
Total operating expenses	4,704,503	31.62%	2,445,725	55.37%
Income from operations, bulk additives products	$4,177,147	28.08%	$90,328	2.04%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the fiscal years 2012 and 2011 comprised the following:

	Three months ended June 30,
	2012	2011
Invoiced value on sales	$14,991,818	$4,431,889
Less: Sales tax	(113,433)	(14,761)
	$14,878,385	$4,417,128

Net sales increased by $10,461,257 or 236.83% to $14,878,385 for the three months ended June 30, 2012, from $4,417,128 for the three months ended June 30, 2011. The increase in sales of bulk additive products is primarily attributable to the normal growth of the business and market demand for additive products.

Cost of sales

Cost of sales increased by $4,115,659 or 218.79% to $5,996,734 for the three months ended June 30, 2012, from $1,881,075 for the three months ended June 30, 2011. The increase in cost of sales was primarily caused by the increase in products sold for the three months ended June 30, 2012.

Gross profit

Gross profit increased by $6,345,598 or 250.22% to $8,881,651 for the three months ended June 30, 2012, from $2,536,053 for the three months ended June 30, 2011. The increase of gross profit was primarily caused by the increase in products sold for the three months ended June 30, 2012.

Selling expenses

Selling expenses were $3,130,376 or 21.04% of net sales for the three months ended June 30, 2012, compared with $837,098 or 18.95% of net sales for the three months ended June 30, 2011. The selling expenses mainly included advertising expenses, promotion expenses, commission and salary. This increase in selling expenses was primarily attributable to increase of commission to $2,334,563 for the three months ended June 30, 2012.

General and administrative expenses

General and administrative expenses were $1,574,128 or 10.58% of net sales for the three months ended June 30, 2012, compared with $1,608,627 or 36.42% of net sales for the three months ended June 30, 2011. The increase in general and administrative expenses was mainly attributable to an increase in depreciation charges to $283,802 for the three months ended June 30, 2012 from $167,196 for the three months ended June 30, 2011.

Income from operations

Income from operations increased by $4,086,818 or 45 times to $4,177,147 for the three months ended June 30, 2012, from $90,328 for the three months ended June 30, 2011. The increase is mainly attributable to the increase of gross profit of $6,345,598 from the increase in sales and net of the increase in selling expenses, and general and administrative expenses for the three months ended June 30, 2012 stated above.

Liquidity and Capital Resources

Liquidity

We had cash of $50.7 million and working capital of $41.0 million as of June 30, 2012 and cash of $70.0 million and working capital of $57.2 million as of March 31, 2012.

Our statements of cash flow for the three months ended June 30, 2012 and 2011 are summarized as below:

	Three months ended June 30,
	2012	2011
Net cash provided by operating activities	$2,237,410	$12,010,256
Net cash used in investing activities	(20,931,411)	(1,124,347)
Net cash (used in) provided by financing activities	(681,442)	4,445,433
Effect of exchange rate changes on cash	(41,315)	(1,571,418)
Net change in cash and cash equivalents balances	$(19,416,758)	$13,759,924

Operating activities

Net cash provided by operating activities was $2.1 million and $12.0 million for the three months ended June 30, 2012 and 2011, respectively. The primary reason for the decrease in cash flow was a decrease in collection of accounts receivable for the periods, which were $2.8 million and $20.9 million for the three months ended June 30, 2012 and 2011, respectively.

Because of the adverse market environment, including the “poison capsule issue”, the Company temporarily extended credit terms of up to 120 days’ credit to all distributors and customers, and as a result, our operating cash inflow was delayed. Our customers, however have historically been large distributors with whom we have done business for a number of years, and so our cash flows from our existing business have been, and we expect them to continue to be, fairly reliable.

Investing activities

We had capital expenditures totaling $20.9 million for the three months ended June 30, 2012, primarily related to the prepayment of $12.2 million for certain capital expenditures with respect to our facility in Yangling and $8.7 million in the acquisition of property, plant and equipment in Yangling, Qingpu and Shining.

Financing activities

Cash provided from financing activities was $12.2 million for the three months ended June 30, 2012, and we used net cash of $25.5 million in financing activities in the three months ended June 30, 2011. Details of our financing activities for such periods are as follows:

	Three months ended June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	$(792,670)	$-
Advance from director	111,228	4,445,433
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(681,442)	$4,445,433

The net cash used in financing activities for the three months ended June 30, 2012 was primarily from the repayment of a bank loan of $792,670 (RMB 5 million) net of an advance from a director to the Company amounting to $111,228.

The net cash provided by financing activities for the three months ended June 30, 2011 was derived primarily from an advance from a director to the Company amounting to $4.4 million.

During the periods ended June 30, 2012 and 2011, the advance from a director, Mr. Song Jinan, was entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

Commitments

Capital commitments

On August 12, 2010, BDH, a subsidiary of the Company, entered into agreements with a government agency to establish manufacturing facilities for animal probiotics products in the Yangling Agricultural High-tech Industries Demonstration Zone in Shaanxi Province of China. In furtherance of such agreements, BDH incorporated a foreign, wholly owned subsidiary, Growing Yangling, with a registered capital of $50 million. As of June 30, 2012, the Company had injected into Growing Yangling $7.5 million as registered capital. According to the approval from the government agency dated October 12, 2010, the remaining balance of Growing Yangling’s registered capital of $42.5 million must be injected before July 13, 2013.

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of June 30, 2012, Growing Yangling entered into agreements with contractors related to the construction of the plant, manufacturing facilities and purchase of production equipment for future payment of $2,552,627 and $21,965,081, respectively.

Shining also entered into agreements with contractors for initial work on the project in the amount of $125,917, which had not been paid as of June 30, 2012.

On February 1, 2012, our subsidiary, Growing, entered into an agreement to acquire a patent relating to a production technology for $6,647,147 (RMB 42,000,000) from an unrelated PRC company. Growing made a deposit of $6,330,616 (RMB 40,000,000) to the seller for the transfer of the patent within 210 days, or by August 30, 2012. The original terms of the agreement were that if the patent cannot be transferred to Growing within 210 days, Growing will be refunded the deposit paid and also be compensated an additional $159,000 (RMB 1,000,000) for damages. The transfer was not completed by August 30, 2012, and on September 3, 2012, Growing and the seller mutually agreed to extend the completion date to December 30, 2012. As of December 21, 2012, the transfer had not yet been completed because the Company is waiting for approval of the transfer from the State Intellectual Property Office of the PRC. The Company has no information to allow it to estimate when such confirmation will be obtained, but expects the transaction to close in 2013, after which the patent is planned to be used in the Company’s operations. Subject to the completion of the transfer of the patent, the Company will have to pay the balance, the future payment of which amounts to $317,012 (RMB2 million), which amount was contracted but not provided for as of June 30, 2012.

Purchase obligations

Shining and Growing have entered into agreements with suppliers to purchase raw materials and packing materials, with respect to which the amount of future payments is $16,140,442.

Other Obligations

Growing entered into an agreement with a university in the PRC to perform research and development. The amount of future payments is $1,424,389 (RMB9 million).

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2012 and 2011.

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

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2012, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended June 30, 2012 and 2011. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For the three months ended June 30, 2012, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

Recent Accounting Pronouncements

See Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements for the Three months Ended June 30, 2012.

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

CHINA-BIOTICS, INC.

By:	/s/ Mr. Song Jinan
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer,
Treasurer and Secretary (Principal Executive
Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 4, 2013.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ Yan Yihong	Chief Financial Officer
Yan Yihong	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Du Wen Min	Director
Du Wen Min

/s/ Ivan Chu	Director
Ivan Chu

