Form 10-Q
period 2012-12-31
CHINA-BIOTICS, INC
filed 2013-02-14
CIK 1271057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes  ☐ No ☑

As of February 13, 2013, 22,150,200 shares of the registrant’s common stock were outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

TABLE OF CONTENTS

Unaudited Condensed Consolidated Financial Statements	4

Condensed Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and March 31, 2012	5

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended December 31, 2012 and 2011	6

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended December 31, 2012	7

Unaudited Condensed Consolidated Statements of Cash Flow for the nine months ended December 31, 2012 and 2011	8

Notes to the Unaudited Condensed Consolidated Financial Statements	9

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

	December 31, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$68,450,222	$70,086,074
Accounts receivable, net	29,886,710	33,392,474
Inventories	2,776,965	1,942,549
Deposits - short term	366,603	1,114,367
Prepayments	266,702	356,157
Other receivables	6,651,553	102,530
Total current assets	108,398,755	106,994,151

Loan receivable	20,810,652	20,753,343
Deposits - long term	25,709,796	30,070,428
Prepayments for equipment	19,895,653	22,007,427
Property, plant and equipment, net	98,174,194	72,080,331
Land use rights	4,993,530	5,056,884
Total assets	$277,982,580	$256,962,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,852,644	$2,873,904
Other payables and accruals	6,034,769	5,425,821
Tax payables	31,963,250	33,364,611
Short term loan	15,870,245	3,165,308
Amount due to director	574,450	4,954,345
Total current liabilities	57,295,358	49,783,989
Long term loan	-	4,747,963
Total liabilities	57,295,358	54,531,952
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value of $0.01, 10,000,000 shares authorized, none issued	-	-
Common stock, par value of $0.0001, 100,000,000 shares authorized,42,370,000 shares issued and 22,150,200 outstanding as of December 31, 2012 and March 31, 2012, respectively	4,237	4,237
Additional paid-in capital	85,738,454	84,727,616
Retained earnings	124,893,719	108,179,075
Treasury stock at cost, 20,219,800 shares as of December 31, 2012 and March 31, 2012, respectively	(2,741,634)	(2,741,634)
Accumulated other comprehensive income	12,792,446	12,261,318
Total stockholders’ equity	220,687,222	202,430,612
Total liabilities and stockholders' equity	$277,982,580	$256,962,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME(LOSS)

(Amounts expressed in US Dollars)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net sales	$24,680,142	$22,401,455	$62,214,479	$35,510,781
Cost of sales	8,823,814	8,933,894	23,833,844	16,656,068
Cost of product returns	-	-	-	7,143,914
Gross profit	15,856,328	13,467,561	38,380,635	11,710,799
Operating expenses:
Selling expenses	2,635,966	328,459	9,249,502	4,316,810
General and administrative expenses	3,390,919	3,439,934	10,994,795	11,826,124
Total operating expenses	6,026,885	3,768,393	20,244,297	16,142,934
Income (loss) from operations	9,829,443	9,699,168	18,136,338	(4,432,135)
Other income and expenses:
Interest expense	(198,705)	(16)	(477,101)	(352)
Interest income	146,228	372,918	474,447	1,158,779
Interest income, net – loan receivable	776,233	-	2,325,218	0
Other expenses, net	(131,393)	(90,695)	(318,705)	(545,424)
Exchange gain (losses), net	(12,039)	(15,964)	190	(91,007)
Total other income	580,324	266,243	2,004,049	521,996
Income (loss) before taxes	10,409,767	9,965,411	20,140,387	(3,910,139)
Income taxes	1,483,183	857,267	3,425,743	899,175
Net income (loss)	8,926,584	9,108,144	16,714,644	(4,809,314)
Other comprehensive income
Foreign currency translation adjustment	550,766	1,021,657	531,128	439,869
Comprehensive income (loss)	$9,477,350	$10,129,801	$17,245,772	$(4,369,445)

Weighted average number of shares
Basic	22,150,200	22,150,200	22,150,200	22,150,200
Diluted	22,150,200	22,150,200	22,150,200	22,150,200
Income (loss) per common stock
Basic	$0.40	$0.41	$0.75	$(0.22)
Diluted	$0.40	$0.41	$0.75	$(0.22)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance- April 1, 2012	42,370,000	$4,237	$84,727,616	$108,179,075	$(2,741,634)	$12,261,318	$202,430,612
Fair value of vested options			1,010,838				1,010,838
Net income				16,714,644			16,714,644
Foreign currency translation adjustments						531,128	531,128
Balance- December 31, 2012 (Unaudited)	42,370,000	$4,237	$85,738,454	$124,893,719	$(2,741,634)	$12,792,446	$220,687,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts expressed in US Dollars)

	Nine months ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,714,644	$(4,809,314)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization	78,665	29,064
Depreciation	3,663,367	2,554,575
Provision of allowance for doubtful accounts	582,973	1,228,064
Fair value of vested options	1,010,838	1,147,743
Change in operating assets and liabilities :
- Accounts receivable	2,436,558	2,221,843
- Inventories	(830,779)	(2,086,945)
- Deposits	752,406	88,030
- Prepayments	90,627	(306,960)
- Other receivables	(2,109,456)	(77,260)
- Accounts payable	(29,257)	(856,878)
- Other payables and accruals	595,202	(539,792)
- Taxes payable	(1,496,606)	(210,380)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	21,459,182	(1,618,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of loan receivable	-	(20,622,788)
Prepayments for long-term capital expenditures	(13,802,340)	(1,092,357)
Purchase of property, plant and equipment	(13,540,379)	(1,993,893)
NET CASH USED IN INVESTING ACTIVITIES	(27,342,719)	(23,709,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of bank loans	20,197,201	-
Repayment of bank loan	(12,245,547)	-
(Repayment to) advance from director	(4,290,633)	4,509,554
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,661,021	4,509,554

Effect of exchange rate changes on cash and cash equivalents	586,664	(1,172,532)
NET CHANGES IN CASH AND CASH EQUIVALENTS BALANCES	(1,635,852)	(21,990,226)
CASH AND CASH EQUIVALENTS BALANCES, beginning of period	70,086,074	143,988,348
CASH AND CASH EQUIVALENTS BALANCES, end of period	$68,450,222	$121,998,122

Supplemental disclosure of cash flow information:
Interest paid	$477,101	$352
Income taxes paid	$4,356,668	$2,601,595

Non cash financing and investing activities:
Transfer of prepayments for equipment to property, plant and equipment	$15,972,578	$-
Transfer of long term deposit for patent to other receivable	4,452,927	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2012 AND 2011

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

2.          SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2012 and 2011 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2012 and for all periods presented. Information as of March 31, 2012 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K filed on September 14, 2012 for the year ended March 31, 2012. The results of operations for the three and nine months ended December 31, 2012 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2013.

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

Basis of consolidation

The unaudited condensed consolidated financial statements for China-Biotics, Inc. and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Sinosmart Group Inc. (“SGI”), Shanghai Shining Biotechnology Co. Ltd. (“Shining”), Growing State Limited (“GSL”), Growing Bioengineering (Shanghai) Co. Ltd. (“Growing”), King Treasure Group Limited (“KTG”), Best Design Holdings Limited (“BDH”), and Growing Bio (Yangling) Co. Ltd (“Growing Yangling”). Intercompany accounts and transactions have been eliminated in consolidation.

Fair value of financial instruments

Fair value measurements are determined using authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), with the exception of the application of the guidance to non-recurring, non-financial assets and liabilities as permitted. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1-Quoted prices in active markets for identical assets or liabilities.

Level 2-Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3-Unobservable inputs based on the Company’s assumptions

The Company is required to use observable market data if available without undue cost and effort. The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2012 and March 31, 2012:

	Fair Value Measurements as at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan receivable	$20,810,652	$-	$20,810,652	$-

	Fair Value Measurements as at March 31, 2012
	Balance at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan receivable	$20,753,343	$-	$20,753,343	$-

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

3.          INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Income (loss) per share – Basic and Diluted
Income (loss) for the period	$8,926,584	$9,108,144	$16,714,644	$(4,809,314)
Basic average common stock outstanding	22,150,200	22,150,200	22,150,200	22,150,200
Net income (loss) per share	$0.40	$0.41	$0.75	$(0.22)

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

For the three and nine month periods ended December 31, 2012, there were 660,000 outstanding stock options and warrants exercisable at $14.81.  Since the exercise prices of these options and warrants  are greater than the closing market price and the average closing market prices during the  period,  these options and warrants are deemed “Out of the Money" (exercise price is greater than market price).  As such, the effect of these shares in the Company's EPS calculation is anti-dilutive and have been excluded.

4.           RISKS, UNCERTAINTIES, AND CONCENTRATIONS

Economic and political risks

The Company’s operations are conducted in the People’s Republic of China (“PRC”) and are subject to various political, economic, and other risks and uncertainties inherent in this country. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. As of December 31, 2012 and March 31, 2012, the Company had cash deposits of $68.45 million and $70.09 million, respectively, placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts. For the three and nine months ended December 31, 2012 and 2011, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at December 31, 2012 and March 31, 2012 are from customers in the PRC.

Concentration of Customers

For the three months ended December 31, 2012, there is one customer that accounted over 5% of our sales revenue.  For the nine months ended December 31, 2012, there is no customer that accounted over 5% of our sales revenue.  For the three and nine months ended December 31, 2011, there was no customer that accounted over 5% of our sales revenue.  As of December 31, 2012, there is one customer that accounted for 6.5% of our accounts receivable. As of March 31, 2012, there was one customer that accounted for 4.8% of our accounts receivable.

5.          ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at:

	December 31, 2012 (Unaudited)	March 31, 2012

Accounts receivable	$32,141,217	$35,057,662
Less: Allowance for doubtful accounts	(2,254,507)	(1,665,188)
	$29,886,710	$33,392,474

6.          INVENTORIES

Inventories consisted of the following at:

	December 31, 2012 (Unaudited)	March 31, 2012

Raw materials	$743,625	$801,288
Work-in-progress	72,300	99,763
Finished goods	1,961,040	1,041,498
	$2,776,965	$1,942,549

7.          LOAN RECEIVABLE

On December 19, 2011, the Company entered into an agreement with Jiangxi International Trust Co., Ltd. (“Jiangxi”) to loan $20,810,652 (RMB 131,100,000) to the Jiangxi International Trust of Yinhe #7 Property, an investment fund sponsored by Jiangxi. Jiangxi is a major trust and investment company that is executing different investment projects in the PRC, including real estate projects, listed company restructurings, and other financial services.

The loan principal is due on December 26, 2013, is unsecured, and according to the loan agreement, the Company is to earn 20% interest per annum, less a 5% investment management fee per annum.  Interest income for the three and nine months ended December 31, 2012, net of management fees, was $776,233 and $2,325,218 for the three and nine months ended December 31, 2012, respectively. As of December 31, 2012, $2,081,065 of accrued interest income is included in Other Receivables on the accompanying December 31, 2012 balance sheet.

8.          DEPOSITS

Deposits for the acquisition of long-term assets and operating trading deposits consisted of the following:

	December 31, 2012 (Unaudited)	March 31, 2012
Long term
Deposit for acquisition of a company	$23,805,367	$23,739,812
Deposit for acquisition of patent	-	6,330,616
Deposit for acquisition of technical know-how and processes	1,904,429	-
	25,709,796	30,070,428
Short term
Other operating deposits	366,603	1,114,367
	$26,076,399	$31,184,795

On March 27, 2012, the Company made a deposit of $23,805,367 (RMB 150,000,000) to the government of Yangling for a bid to acquire a probiotics company located in Yangling, Shaanxi Province that is in receivership. According to the relevant regulations, the deposit will be treated as part of the purchase price of the acquisition if the transaction is approved. As of February 13, 2013, the government of Yangling is reviewing bids received for the probiotics company and expects to complete this process by the end of calendar 2013. If the Company does not win the auction to acquire the probiotics company, its deposit will be returned. As of February 6, 2013, the Company and the government of Yangling verbally agreed that if the government of Yangling does not commence the acquisition procedure before the end of March 2013, the Company will withdraw its bid and the deposit will be wholly returned to the Company.

On February 1, 2012, our subsidiary, Growing, entered into an agreement to acquire a patent regarding a production technology, including the related technical know-how and processes, for $6,657,262 (RMB 42,000,000) from an unrelated PRC company. Growing made a deposit of $6,330,116 (RMB 40,000,000) to the seller for the transfer of the patent which was initially expected to be within 210 days, or by August 30, 2012. The original terms of the agreement were that if the patent cannot be transferred to Growing within 210 days, Growing will be refunded the deposit paid and also be compensated an additional $159,000 (RMB 1,000,000) for damages. The transfer was not completed by August 30, 2012, and on September 3, 2012, Growing and the seller mutually agreed to extend the completion date to December 30, 2012. As of December 24, 2012, because of the unknown timing for the approval of the transfer from the State Intellectual Property Office of the PRC, Growing and the seller mutually agreed and entered into a supplementary agreement to terminate the transfer of the patent and the seller agreed to return $4,443,669 (RMB 28,000,000) of the deposit to the Company. Simultaneously with the termination of the acquisition of the patent, according to the supplementary agreement, the seller agreed to transfer to the Company the technical know-how and processes related to the patent for $1,904,429 (RMB 12,000,000) (paid by the seller retaining this amount of the original deposit) within 60 days, or by February 22, 2013. The amount of the deposit to be retained by the seller of $1,904,429 will be capitalized by the Company when the technical know-how and processes are transferred and is included in Deposits – long term in the accompanying balance sheet as of December 31, 2012.

The balance of the deposit of $4,443,669 (RMB 28,000,000) due the Company will be refunded before March 31, 2013, and is included in Other Current Receivables on the accompanying December 31, 2012 balance sheet. Payments due under the agreement are as (i) RMB11,200,000 on or before Jan 31, 2013, (subsequently collected by the Company), (ii) RMB8,400,000 on or before Feb 20, 2013, and (iii) RMB8,400,000 on or before Mar 31, 2013.

9.          LAND USE RIGHTS

The land use rights consisted of the following:

	December 31, 2012 (Unaudited)	March 31, 2012

Land use rights	$5,247,803	$5,231,956
Less: Accumulated amortization	(254,273)	(175,072)
	$4,993,530	$5,056,884

On March 21, 2006, GSL, our subsidiary, entered into an agreement, as amended, with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 36,075 square meters of land in the Shanghai Qingpu Industrial Park District on, which we constructed our 300-metric ton capacity production plant, for a term of 50 years beginning January 15, 2008. The agreement provides for the payment of leasing fees of approximately $1.8 million. In February 2009, the formal land use right certificate was issued. There are no future lease payments under this land lease. The Qingpu land use right was pledged to a bank as a credit guarantee for a loan of $4,747,587 (RMB 30,000,000, see Note 12) during the period ended December 31, 2012. As such loans were repaid during November 2012, the Qingpu land use right was released accordingly.  At December 31, 2012, the net book value of such land use right was $1,781,554.

In 2012, our Growing Yangling, subsidiary of the Company that operates in Yangling, the PRC, has acquired a land use right for a period of 50 years for $3,272,528, beginning January 18, 2012. At December 31, 2012, the net book value of the land use right was $3,211,976.

Amortization expense amounted to $26,294 and $9,780 for the three months ended December 31, 2012, and 2011, respectively. Amortization expense amounted to $78,665 and $29,064 for the nine months ended December 31, 2012, and 2011, respectively.

The estimated amortization expense for the land use rights over each of the five years and thereafter is summarized as below:

December 31, 2012
For the year ended March 31:
2013	$26,239
2014	104,956
2015	104,956
2016	104,956
2017	104,956
Thereafter	4,547,467
$4,993,530

10.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	December 31, 2012 (Unaudited)	March 31, 2012

Building	$62,249,835	$44,754,344
Plant and machinery	26,758,438	23,963,145
Leasehold improvements	2,106,296	1,814,783
Office equipment	6,281,089	4,220,654
Motor vehicles	820,677	543,569
Construction in progress	20,085,100	13,217,574
	118,301,435	88,514,069
Less: Accumulated depreciation	(20,127,241)	(16,433,738)
	$98,174,194	$72,080,331

For the three months ended December 31, 2012 and 2011, depreciation expense amounted to $1,295,597 and $1,007,784, respectively. For the nine months ended December 31, 2012 and 2011, depreciation expense amounted to $3,663,367 and $2,554,575, respectively.

At December 31, 2012, the corporate headquarters office building and factory buildings in Qingpu were pledged to banks as security for loans totaling $15,870,245 (RMB 100,000,000, see Note 12).  At December 31, 2012, the net book value of the corporate headquarters office building and factory buildings in Qingpu was $57,941,220.

As of December 31, 2012, the Company has the following construction projects in process:

•	The Company is currently in Phase 2 construction of a research and development center and other ancillary facilities in Qingpu. At December 31, 2012 and March 31, 2012, construction in progress included $4,324,195 and $12,978,116 related to the construction of this facility.

•	The Company is in construction of a facility in Yangling that is expected to involve investment of over $58 million over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu) (see Note 9). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of December 31, 2012 and March 31, 2012, construction in progress included $15,760,905 and $239,458 related to the construction of this facility. As of December 31, 2012, Growing Yangling entered into agreements with contractors related to the construction of the plant, manufacturing facilities and purchase of production equipment for future payment of $20,908,175 and $12,245,481, respectively.

As of December 31, 2012 and March 31, 2012, the Company currently had outstanding deposits and prepayments of $19,895,653 and $22,007,427 relating to delivery of equipment to be used at these facilities.

11.          AMOUNT DUE TO DIRECTOR

As of March 31, 2012, the amounts due to a director, Mr. Song Jinan, of $4,954,345 represented advances to the Company which are unsecured, interest-free and repayable on demand. The advances from such director were entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls. During the nine months ended December 31, 2012, the director advanced an additional $495,000. In December 2012, $4,785,633 of these advances was repaid and the amount due the director as of December 31, 2012 was $574,450.

12.          LOANS PAYABLE

Short term loan

On March 19, 2012, the Company received a loan from the Bank of China for $3,165,058 (RMB 20,000,000), secured by the corporate headquarters office building of Growing (see Note10), due September 19, 2012. On September 19, 2012 the loan was exchanged for a new loan that was due September 19, 2013. Interest was at 7.08% per annum, based on 118% of the twelve months’ of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. On December 19, 2012, the loan for $3,165,058 (RMB 20,000,000) was fully repaid.

On August 29, 2012, the Company received a loan from Shanghai Rural Commercial Bank for $791,264 (RMB 5,000,000), secured by the land use right in Qingpu of Growing (see Note 9), due August 28, 2013. Interest was 6.90% per annum, based on 118% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for purchase of raw materials. On November 30, 2012, the loan was repaid before due date. Due to the early repayment of this loan and certain other loans with Shanghai Rural Commercial Bank discussed under Long term loan notes below, the Company incurred a penalty for early repayment of $79,517 (RMB 500,000) (the “Single Penalty”).

On September 24, 2012, the Company obtained a bank loan facility from Bank of Jiangsu for $15,870,245 (RMB 100,000,000), secured by the assets of Growing, including the corporate headquarters office building and factory buildings in Qingpu of Growing (see Note10) (“Bank Loan Facility”). The loan consisted of the following advances:

•	On October 31, 2012, the Company borrowed $7,935,122 (RMB 50,000,000), under the Bank Loan Facility, with the loan due October 30, 2013. Interest is 6.60% per annum, based on 110% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The interest rate will be reset on the first day of each calendar year. As of February 6, 2013, there was no notice for change of the interest rate. The purpose of this loan was for purchase of raw materials.

•	On December 28, 2012, the Company borrowed $2,380,537 (RMB 15,000,000), under the Bank Loan Facility, with the loan due December 27, 2013. Interest is 6.60% per annum, based on 110% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for purchase of raw materials.

•	On December 31, 2012, the Company borrowed $5,554,586 (RMB 35,000,000), under the Bank Loan Facility, with the loan due December 30, 2013. Interest is 6.60% per annum, based on 110% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for purchase of raw materials.

Long term loan

On December 7, 2011, the Company received a loan from Shanghai Rural Commercial Bank for $4,747,963 (RMB 30,000,000), secured by the land use right in Qingpu held by Growing (see Note 9), due May 27, 2014. Interest was at 7.65% per annum, based on 115% of the 1-to-3 years’ RMB borrowing prime rate set by the People’s Bank of China at the time of funding, and was due at the end of each calendar quarter. The balance outstanding as of March 31, 2012 was $4,747,963. During the nine months ended December 31, 2012 the loan was fully repaid. Due to the early repayment, the Company incurred the Single Penalty to Shanghai Rural Commercial Bank which is discussed in the description of Short term loan notes above.

During September 2012, the Company received loans from Shanghai Rural Commercial Bank totaling $316,506 (RMB 2,000,000), secured by the land use right in Qingpu held by Growing (see Note 9), due December 2014. Interest was 7.36% per annum, based on 118% of one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and was due at the end of each calendar quarter. The purpose of this loan was for financing the costs of a renovation project. On November 30, 2012, the loans were repaid. Due to the early repayment, the Company incurred the Single Penalty to Shanghai Rural Commercial Bank which is discussed in the description of Short term loan notes above.

13.          INCOME TAXES

For the nine months ended December 31, 2012 and 2011, the components of income (loss) before income taxes were:

	Nine months ended December 31,
	2012 (Unaudited)	2011 (Unaudited)
Income (loss) before income taxes generated in the PRC	$22,662,054	$(1,428,790)
Loss before income taxes generated in the United States of America	(2,221,731)	(2,182,029)
Loss before income taxes generated in the British Virgin Islands	(297,857)	(298,684)
Loss before income taxes generated in Hong Kong	(2,079)	(636)
	$20,140,387	$(3,910,139)

For the three and nine months ended December 31, 2012 and 2011, there was no tax provision related to income (loss) generated in the United States of America, the British Virgin Islands, and Hong Kong. For the nine months ended December 31, 2012 and 2011, the provision for income taxes relating to income generated in the PRC consists of the following:

	Nine months ended December 31,
	2012 (Unaudited)	2011 (Unaudited)
Current-PRC	$3,425,743	$899,175
Deferred-PRC	-	-
	$3,425,743	$899,175

For the nine months ended December 31, 2012 and 2011, the reconciliation between the PRC statutory tax rate and effective tax rate are as follows:

	Nine months ended December 31,
	2012 (Unaudited)	2011 (Unaudited)
Statutory rate	25.0%	25.0%
Preferential tax rate	(10.0)%	3.7%
Effect of different tax rates in other jurisdictions	2.2%	(11.0)%
Effect of taxable temporary difference	(2.3)%	(27.4)%
Under provision of income tax in prior year	0.6%	-%
Tax losses not recognized	1.5%	(13.3)%
Effective tax rate	17.0%	(23.0)%

As of December 31, 2012 and March 31, 2012, the Company had incurred tax losses of approximately $6.2 million and $4.2 million, respectively which can be carried forward in various jurisdictions from five to 25 years. The resulting deferred tax assets have been fully offset by a valuation allowance.

 There is no income tax for companies not carrying out business activities in the British Virgin Islands or Hong Kong. Accordingly, the Company's financial statements do not present any income tax provisions related to the British Virgin Islands or Hong Kong tax jurisdictions.

The Company has its principal operations in the PRC and is subject to a PRC Enterprise Income Tax (“EIT”) rate of 25% in calendar years 2012 and 2011, subject to certain rate reductions. The Company’s subsidiary Shining is located in the Shanghai Jinqiao Special Economic Zone and was awarded the status of “high technology” enterprise for the calendar years 2007 until 2011. Therefore, Shining enjoyed a preferential income tax rate of 15% in 2007 to 2011. Beginning January 1, 2012, Shining’s EIT rate is 25%.

The Company’s subsidiary Growing is located in Shanghai Qingpu Industrial Park and has similar business operations as Shining, but with a larger production scale.  Growing was exempted from PRC Enterprise Income Tax in calendar years 2008 and 2009, followed by 50% tax exemption for calendar years 2010 to 2012.

The Company’s subsidiary, Growing Yangling, is located in Yangling and, as of December 31, 2012, its manufacturing plant was under construction. According to the investment agreement with the local government, Growing Yangling is entitled to have a tax incentive that exempts the local portion of EIT for three calendar years from the commencement of production, followed by 50% tax exemption of local portion for the next year. There is no financial effect from the tax holiday as Growing Yangling did not generate any assessable income for the three and nine months ended December 31, 2012 or 2011.

At December 31, 2012 and March 31, 2012, taxes payable consisted of the following:

	December 31, 2012 (Unaudited)	March 31, 2012

Taxes arising prior to 2005:
Value added tax and other taxes	$5,723,508	$5,707,746
Income taxes	3,121,036	3,112,441
Dividends withholding tax	3,925,262	3,914,453
Total taxes prior to 2005	12,769,806	12,734,640

Value added tax and other taxes	1,160,772	1,366,106
Income taxes	855,409	2,100,059
Accrued interest on taxes	17,177,263	17,163,806
	$31,963,250	$33,364,611

In addition to the EIT, companies in the PRC that are engaged in the sale of goods are generally required to pay value added taxes (“VAT”) at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $12,769,806, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

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

For the nine months ended December 31, 2012, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

The Company’s PRC subsidiaries are deemed “high technology” enterprises subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Nine months ended December 31,
	2012 (Unaudited)	2011 (Unaudited)

Income (loss) per common share-basic	$0.75	$(0.22)
Effect of tax holiday	0.01	0.01
Pro forma income (loss) per common share-basic	$0.76	$(0.21)

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

During June 2011, two option holders resigned from their positions and terminated their services to the Company. They also did not exercise their vesting options within three months from the date of their termination. According to the option agreement, their options were forfeited and cancelled; the total number of forfeited and cancelled options was 250,000.

At December 31, 2012 and March 31, 2012, outstanding options were as follows:

	Number of Shares under Options	Weighted Average Exercise Price

Options outstanding at April 1, 2011	910,000	$14.81
Options granted	-	-
Options expired or forfeited	(250,000)	14.81
Options exercised	-	-
Options outstanding at March 31, 2012	660,000	14.81
Options granted	-	-
Options expired or forfeited	-	-
Options exercised	-	-
Options outstanding at December 31, 2012	660,000	$14.81

As of December 31, 2012 and March 31, 2012, the total vested options were 264,000 shares and 165,000 shares, respectively.

The following table summarizes information about options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise price	Number of shares under Option	Weighted average remaining contractual life (years)	Weighted Average Exercise Price	Number of shares under Option	Weighted Average Exercise Price

$14.81	660,000	6.50	$14.81	264,000	$14.81

At December 31, 2012 and March 31, 2012, the options outstanding and exercisable had no intrinsic value.

For the three months ended December 31, 2012 and 2011, the Company has recorded $336,946 and $336,946, respectively, as the fair value of the vested options. For the nine months ended December 31, 2012 and 2011, the Company has recorded $1,010,838 and $1,147,743, respectively, as the fair value of the vested options.

As of December 31, 2012, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $4,043,354, which is expected to be recognized over the next 24 months

15.          PRODUCT RETURN CONCESSIONS

For the three and nine months ended December 31, 2011, product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems.

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these special credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the three months ended September 30, 2011 that has been reflected as an additional cost of product returns in the accompanying consolidated financial statements. No additional such credits were made available for the three and nine months ended December 31, 2012. During the three and nine months ended December 31, 2012, the Company recovered special concession credits amounting to $1,947,075 (RMB12,243,208) and $2,940,746 (RMB18,523,208), respectively, and included such amounts in sales for the three and nine months ended December 31, 2012.

16.          COMMITMENTS AND CONTINGENCIES

Capital commitments

On August 12, 2010, BDH, a subsidiary of the Company, entered into agreements with a government agency to establish manufacturing facilities for animal probiotics products in the Yangling Agricultural High-tech Industries Demonstration Zone in Shaanxi Province of China. In furtherance of such agreements, BDH incorporated a foreign, wholly owned subsidiary, Growing Yangling, with a registered capital of $50 million. As of December 31, 2012, the Company had injected into Growing Yangling $7.5 million as registered capital. According to the approval from the government agency dated October 12, 2010, the remaining balance of Growing Yangling’s registered capital of $42.5 million must be injected before July 13, 2013.

Purchase obligations

The Company entered into the agreements with its suppliers to purchase raw materials and packing materials. The amount of future payments is $9,201,614.

Other obligations

The Company entered into an agreement with a university to perform research and development. The amount of future payments is $1,428,322 (RMB 9,000,000).

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

Review of decision ordering that the registration of the Company’s securities be revoked

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The results of the SEC’s review are pending as of February 13, 2013.

17.          BUSINESS SEGMENTS

The Company operates two business segments for the three and nine months ended December 31, 2012 and 2011, which are retail probiotics products as a health supplement and bulk additives for institutional customers in the PRC. The following is the summary information by segment as of December 31, 2012 and 2011, and for the three and nine months ended December 31, 2012 and 2011:

Three months ended December 31, 2012	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$9,700,472	$14,979,670	$24,680,142	$-	$24,680,142
Income (loss) from operations	4,578,551	6,216,201	10,794,752	(965,309)	9,829,443
Income taxes	804,839	678,344	1,483,183	-	1,483,183
Total assets	117,602,416	113,263,555	230,865,971	47,116,609	277,982,580
Depreciation and amortization	274,212	836,801	1,111,013	210,878	1,321,891

Three months ended December 31, 2011	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$14,269,805	$8,131,650	$22,401,455	$-	$22,401,455
Income (loss) from operations	6,675,272	3,882,732	10,558,004	(858,836)	9,699,168
Income taxes	380,347	476,920	857,267	-	857,267
Total assets	134,859,813	84,508,123	219,367,936	19,167,546	238,535,482
Depreciation and amortization	259,049	561,551	820,600	196,964	1,017,564

Nine months ended December 31, 2012	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$16,913,709	$45,300,770	$62,214,479	$-	$62,214,479
Income (loss) from operations	4,872,955	16,168,632	21,041,587	(2,905,249)	18,136,338
Income taxes	1,286,705	2,139,038	3,425,743	-	3,425,743
Total assets	117,602,416	113,263,555	230,865,971	47,116,609	277,982,580
Depreciation and amortization	777,529	2,322,435	3,099,964	642,068	3,742,032

Nine months ended December 31, 2011	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$19,556,574	$15,954,207	$35,510,781	$-	$35,510,781
Income (loss) from operations	(4,509,625)	2,838,585	(1,671,040)	(2,761,095)	(4,432,135)
Income taxes	380,347	518,828	899,175	-	899,175
Total assets	134,859,813	84,508,123	219,367,936	19,167,526	238,535,462
Depreciation and amortization	830,047	1,168,490	1,998,537	585,102	2,583,639

Reconciliation is provided for unallocated amounts relating to corporate operations, which is not included in the segment information.

	Three months ended December 31,		Nine months ended December 31,
Reconciliation	2012	2011	2012	2011

Total segment operating income	$10,794,752	$10,558,004	$21,041,587	$(1,671,040)
Corporate overhead expenses	(965,309)	(858,836)	(2,905,249)	(2,761,095)
Other income, net	580,324	266,243	2,004,049	521,996
Income tax expense	(1,483,183)	(857,267)	(3,425,743)	(899,175)
Total consolidated net income (loss)	$8,926,584	$9,108,144	$16,714,644	$(4,809,314)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Because of the increasing cost of rents and sales personnel in recent years, since January 2011 we have expanded our retail product sales in China through our growing distribution network and via internet sales. Our management believes that China has become more affluent, the number of Chinese internet users has increased and Chinese citizens have become more health conscious, resulting in higher demand for healthy and functional foods such as probiotics and yogurt.

Our retail products comprise mainly live bacteria, which are reproduced by fermentation. We have historically had a low cost of production, of which packaging costs, including the cost of capsules, represent the largest cost item. During April to June 2012, there was a public health issue relating to so-called “poison capsules” in China that adversely affected all related industries that produce or distribute products in capsule form, including the food and additive markets. For safety purposes, all companies in these affected sectors, including the Company (which has not been linked to any defective or dangerous capsules) suspended the production of products in capsule form until the completion of required government inspection and approval for resuming production. After the clearance of the “poison capsules” issue, the Company gradually improved its sales of retail products during the three months ended December 31, 2012. Our retail sales for the three months ended December 31, 2012 increased 22% over the six months ended September 30, 2012. Although the retail sales have returned to what the Company believes is a reasonable level, there was decrease in retail sales of 14% for the nine months ended December 31, 2012 compared with the same period in 2011. This is primarily attributable to the recapture of sales for the three months ended December 31, 2011 after the implementation of new rules and regulations on health care products, including our probiotics products, in the PRC, during the beginning of 2011.

Recently, Shining Probiotics Protein Powder has become our best-selling product, representing approximately 36% and 38% of our total sales of our retail products for the nine months ended December 31, 2012 and 2011, respectively. As we have released new products, the percentage contribution of Shining Essence, for many years our biggest-selling retail product, to our total retail sales has decreased, representing approximately 27% and 21% for the nine months ended December 31, 2012 and 2011, respectively. Shining Essence is still within the top three of our best-selling products. As of December 31, 2012, we had a retail product portfolio of 46 products, and we are currently selling 14 of them in the market.

Sales of our bulk products contributed 76% of our gross revenue for the nine months ended December 31, 2012 and contributed to an increase in sales of over 100% from the same period in 2011.

In February 2010, our new bulk production facility in Qingpu commenced commercial production. The state-of-the-art bulk additives production facility has a full capacity of 150 metric tons. Management believes our new facility will help us to continue to meet the increasing market demand for high quality and low cost products.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:

•	Increasing demand for functional food and health supplement products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and health supplements to increase.

•	Curtailment of the use of antibiotics and preservatives and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs and preservatives for both humans and animals. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health. Recently, the Ministry of Health (MOH) in China announced an expanded list of probiotics strains allowed to be used in the food industry. The number of probiotics strains on the list has doubled. Management believes that this reflects that the Chinese government is encouraging wider uses of probiotics products in the food industry. Management also believes that it also demonstrates the rapidly expanding probiotics market in China.

•	Increasing demand for dairy product additives. The demand for functional foods and foods that use probiotics supplements is growing at a significant rate, and our management believes that it will continue to do so. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics would be required to be added to baby milk powders produced in China. On October 24, 2011, the MOH published a list of probiotics applicable for baby food for babies aged one year or older.

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through the following:

•	We are currently focused on two fast-growing industries in China: the dairy and animal feed sectors. As of December 31, 2012, we had entered into contracts with 135 customers, up from 71 customers at March 31, 2012 for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established business relationships with a variety of commercial customers located in major cities, including Beijing, Tianjin, Chongqing, and Shanghai. During the nine months ended December 31, 2012, we developed sales plans for new customers in four additional provinces: Gansu, Hebei, Heilongjiang and Shanxi. Besides the major cities mentioned above in which we do business, our customers are now in 22 provinces, including Guangdong, Jiangsu and Jiangxi, among others. These growing companies are among the leaders in the dairy, animal feed, baked foods, and pharmaceutical industries.

•	Construction of a new facility in Yangling - Encouraged by the growing demand for the animal feed market in China, the Company commenced construction of a new facility in the Yangling Zone in the Shaanxi Province of China in June 2012. The cost for constructing the Yangling facility is expected to be over $58 million invested over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in the construction stage, and the plan is subject to government approval prior to implementation. During the year ended March 31, 2011, the Company made total payments of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land use right certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014 and trial production is expected to commence in 2015. In the existing market environment, the Company will utilize its available cash and bank facilities to fund such construction.

•	Wholesale and e-commerce businesses - In our continuing effort to transition from a retail, business-to-consumer model to a wholesale, business-to-business model, and to improve operating efficiency, we have completed the consolidation of our retail outlets. We closed all of our retail outlets by the end of fiscal year 2011, as we believe our distribution network is more efficient for our retail products sales. We have a total of 43 distributors for retail products as of December 31, 2012. In light of increasing online sales of health food and supplements in China and to maintain our existing retail customer base, we launched a “Community Network,” which is dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/. Since its establishment, the in-house e-commerce department is working to better access the market and existing and potential customers. We have also been working with two online selling companies to sell our retail products, including www.ule.com.cn and www.yihaodian.com. In addition, we have established a customer service center to reply to inquiries from our end users.

•	Improvement in research and development of new products and services - We continue to develop new retail products aimed at improving general human health conditions, enhancing the immune system, and reducing health problems. To further improve our competitiveness in the bulk additives market, we continue to improve and provide our value-added service to institutional customers by assisting their lab and production testing and providing customized technical support, among other things. In addition, we are also working with certain universities, including Northeast Agricultural University, to carry out research and development projects in order to seek to increase the probiotics industry’s capability.

Our operations are generally not labor-intensive. We employed 350 people as of December 31, 2012. With production ramping up in the Phase 1 facility and the construction of Phase 2 in Qingpu, we expect increases in our number of employees over the next two years to meet the increase of production capacity and sales demand. We have also been recruiting senior executives to strengthen our management team. However, as wages in China remain relatively low, we expect that labor costs will not materially affect our results of operations in the near term.

Results of Operations for the Three Months Ended December 31, 2012 Compared with the Three Month Ended December 31, 2011

Our results for the three months ended December 31, 2012 and 2011 are summarized below:

	Three months ended December 31,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales	$24,680,142	100.00%	$22,401,455	100.00%
Cost of sales	8,823,814	35.75%	8,933,894	39.88%
Gross profit	15,856,328	64.25%	13,467,561	60.12%
Operating expenses:
Selling expenses	2,635,966	10.68%	328,459	1.47%
General and administrative expenses	3,390,919	13.74%	3,439,934	15.36%
Total operating expenses	6,026,885	24.42%	3,768,393	16.82%
Income from operations	9,829,443	39.83%	9,699,168	43.30%
Other income and expense:
Interest expense	(198,705)	(0.81)%	(16)	(0.00)%
Interest income	146,228	0.59%	372,918	1.66%
Interest income, net – loan receivable	776,233	3.15%	-	-
Other expenses	(131,393)	(0.53)%	(90,695)	(0.40)%
Exchange gain (loss), net	(12,039)	(0.05)%	(15,964)	(0.07)%
Total other income	580,324	2.35%	266,243	1.19%
Income before taxes	10,409,767	42.18%	9,965,411	44.49%
Income taxes	1,483,183	6.01%	857,267	3.83%
Net income	$8,926,584	36.17%	$9,108,144	40.66%

Net sales

Net sales are stated at invoiced value less sales discount and sales tax, and also included the return of deposits of $1,947,075 (RMB 12,243,207) for recovery of special concession credits discussed below. Our net sales for the three months ended December 31, 2012 and 2011 comprised the following:

	Three months ended December 31,
	2012	2011
Invoiced value of sales	$23,177,428	$23,346,810
Less: Sales discount	(289,862)	(779,239)
Less: Sales tax	(154,499)	(166,116)
	$22,733,067	$22,401,455
Return of deposits	1,947,075	-
	$24,680,142	$22,401,455

Net sales increased by $2,278,687 or 10.17% to $24,680,142 for the three months ended December 31, 2012 from $22,401,455 for the three months ended December 31, 2011. The increase was mainly attributable to the increase of the sales of bulk additive products and the recovery of special concession credits of $1,947,075 (RMB 12,243,207) discussed below.

Excluding the recovery of special concession credits of $1,947,075 (RMB 12,243,207), the contributions of our products as a percentage of invoiced value on sales for the three months ended December 31, 2012 and 2011, respectively, are summarized below.

	Three months ended December 31,
	2012	2011
Retail products	34.11%	63.70%
Bulk additives	65.89%	36.30%
	100.00%	100.00%

Unit volume and unit prices comparatives (on the invoiced value of sales) for the three months ended December 31, 2012 and 2011 are summarized below.

	Percentage increase (decrease) from the prior year
	Three months ended December 31,
	2012			2011
	Unit volume	Selling prices	Overall increase / (decrease)	Unit Volume	Selling prices	Overall increase / (decrease)
Retail products	(52.51)%	11.20%	(47.19)%	(34.49)%	16.88%	(23.43)%
Bulk additives	94.22%	(5.94)%	82.68%	(55.52)%	17.06%	(47.94)%

Based on the invoiced value of sales, the bulk additive products invoiced sales contribution increased to 65.89% in the three months ended December 31, 2012 from 36.30% in the three months ended December 31, 2011. The increase was mainly attributable to the growth of the bulk additive products and the transition of the Company’s business model from primarily retail focused to primarily wholesale focused.

Cost of sales

Cost of sales for the three months ended December 31, 2012 was $8,823,814 compared with $8,933,894 for the three months ended December 31, 2011. The slightly decrease in cost of sales was normal fluctuation for the three months ended December 31, 2012.

Unit volume and unit costs comparatives for the three months ended December 31, 2012 and 2011 are summarized below.

	Percentage increase (decrease) from the prior year
	Three months ended December 31,
	2012			2011
	Unit volume	Unit Costs	Overall increase / (decrease)	Unit Volume	Unit Costs	Overall increase / (decrease)
Retail products	(52.51)%	14.46%	(45.64)%	(34.49)%	36.82%	(10.36)%
Bulk additives	94.22%	(8.39)%	77.92%	(55.52)%	33.19%	(40.76)%

Cost of product returns

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the three months ended September 30, 2011. No additional such credits were made available for the three months ended December 31, 2012. During the three months ended December 31, 2012, the Company recovered special concession credits amounting to $1,947,075 (RMB 12,243,207) and recognized such amounts as sales for the period.

Gross profit

Gross profit increased by $2,388,767 or 17.74% to $15,856,328 for the three months ended December 31, 2012, from $13,467,561 for the three months ended December 31, 2011. The increase was mainly attributable to the increase in sales volume of bulk additive products, recovery of special concession credits of $1,947,075 (RMB 12,243,207), and no significant product returns for the three months ended December 31, 2012.

Selling expenses

Selling expenses increased by $2,307,507 or 702.53% to $2,635,966 or 10.68% of net sales for the three months ended December 31, 2012, compared with $328,459 or 1.47% of net sales for the three months ended December 31, 2011. The increase was mainly attributable to the issuance of sales commission to staff who engaged the sales and collection of outstanding balances from the customers for the three months ended December 31, 2012.

General and administrative expenses

General and administrative expenses slightly decreased by $49,015 or 1.42% to $3,390,919 or 13.74% of net sales for the three months ended December 31, 2012, compared with $3,439,934 or 15.36% of net sales for the three months ended December 31, 2011. The slight decrease in general and administrative expenses was mainly attributable to increase of research expenses of $119,150 and set off by decrease of allowance for doubtful accounts of $172,824 for the three months ended December 31, 2012.

Income from operations

Income from operations increased by $130,275 or 1.34% to $9,829,443 for the three months ended December 31, 2012, from $9,699,168 for the three months ended December 31, 2011. The increase is mainly attributable to the increase in sales and increase of gross profit off setting by the increase of operating expenses stated above for the three months ended December 31, 2012.

Total other income

Total other income increased by $314,081 or 117.97% to $580,324 for the three months ended December 31, 2012, from $266,243 for the three months ended December 31, 2011. The increase is mainly attributable to the investment income from a trust and net of the relevant handling fee amounting to $776,233 and off-set the increase of interest expenses on loans to $198,705 for the three months ended December 31, 2012.

Income taxes

Provision for income taxes was $1,483,183 and $857,267 for the three months ended December 31, 2012 and 2011, respectively. The increase in the provision for income taxes is primarily attributable to increase in operating profit and increase of effective tax rate by termination of tax incentives on Shining for the three months ended December 31, 2012.

Net income

Net income decreased by $181,560 or 1.99% to $8,926,584 for the three months ended December 31, 2012 from $9,108,144 for the three months ended December 31, 2011. The decrease of net income is mainly attributable to the increase of effective tax rate stated above.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For three months ended December 31, 2012 and 2011, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced operations in February 2010 with a separate production and distribution channel. There are also separate operational management teams and operations and marketing strategies for each segment. Therefore, we have used the segment reporting since fiscal year 2011.

Retail products

The results of retail products segment for the three months ended December 31, 2012 and 2011 are summarized as below:

	Three months ended December 31,
	2012	% of	2011	% of
	Amount	Net sales	Amount	Net sales
Net sales, retail products	$9,700,472	100.00%	$14,269,805	100.00%
Cost of sales	3,191,809	32.90%	5,800,233	40.65%
Gross profit, retail products	6,508,663	67.10%	8,469,572	59.35%
Operating expenses:
Selling expenses	1,108,362	11.43%	710,231	4.98%
General and administrative expenses	821,750	8.47%	1,084,069	7.60%
Total operating expenses	1,930,112	19.90%	1,794,300	12.57%
Income from operations, retail products	$4,578,551	47.20%	$6,675,272	46.78%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax, and also included the return of deposits of $1,947,075 (RMB 12,243,207) for recovery of special concession credits discussed below. Our net sales for the three months ended December 31, 2012 and 2011 comprised the following:

	Three months ended December 31,
	2012	2011
Invoiced value on sales	$8,109,294	$15,167,950
Less: Sales discount	(289,862)	(779,239)
Less: Sales tax	(66,035)	(118,906)
	$7,753,397	$14,269,805
Return of deposits	1,947,075	-
	$9,700,472	$14,269,805

Net sales decreased by $4,569,333 or 32.02% to $9,700,472 for the three months ended December 31, 2012 from $14,269,805 for the three months ended December 31, 2011. The decrease in sales of retails products is primarily attributable to the recapture of sales for the three months ended December 31, 2011 after the adoption of the implementation of new rules and regulations on health care products by the government of the PRC during such period.

Cost of sales

Cost of sales decreased by $2,608,424 or 44.97% to $3,191,809 for the three months ended December 31, 2012 from $5,800,233 for the three months ended December 31, 2011. The decrease in cost of sales was primarily caused by the higher costs associated with the recapture of products sold and increased production activities during the three months ended December 31, 2011.

Cost of product returns

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the nine months ended December 31, 2011. No additional such credits were made available for the three months ended December 31, 2012. During the three months ended December 31, 2012, the Company recovered special concession credits amounting to $1,947,075 (RMB 12,243,207) and recognized such amounts as sales for the period.

Gross profit

Gross profit decreased by $1,960,909 or 23.15% to $6,508,663 for the three months ended December 31, 2012 from $8,469,572 for the three months ended December 31, 2011. The decrease in gross profit was primarily caused by the decrease of products sold for the three months ended December 31, 2012, and also the recapture of sales described above for the three months ended December 31, 2011.

Selling expenses

Selling expenses were $1,108,362 or 11.43% of net sales for the three months ended December 31, 2012, compared with $710,231 or 4.98% of net sales for the three months ended December 31, 2011. The selling expenses mainly included salary and advertising expenses. This increase in selling expenses was primarily attributable to an increase in promotion activities.

General and administrative expenses

General and administrative expenses decreased by $262,319 or 24.20% to $821,750 or 8.47% of net sales for the three months ended December 31, 2012 compared with $1,084,069 or 7.60% of net sales for the three months ended December 31, 2011. The decrease in general and administrative expenses was mainly attributable to a decrease in allowance for doubtful accounts to $0 for the three months ended December 31, 2012 from $221,045 for the three months ended December 31, 2011.

Income from operations

Income from operations decreased by $2,096,721 or 31.41% to $4,578,551 for the three months ended December 31, 2012 from $6,675,272 for the three months ended December 31, 2011. The decrease is mainly attributable to a decrease in sales for the three months ended December 31, 2012 compared with the three months ended December 31, 2011.

Bulk products

The results of bulk additives products segment for the three months ended December 31, 2012 and 2011 are summarized as below:

	Three months ended December 31,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales, bulk additives products	$14,979,670	100.00%	$8,131,650	100.00%
Cost of sales	5,632,005	37.60%	3,133,661	38.54%
Gross profit, bulk additives products	9,347,665	62.40%	4,997,989	61.46%
Operating expenses:
Selling expenses	1,527,604	10.20%	(381,771)	(4.69)%
General and administrative expenses	1,603,860	10.71%	1,497,028	18.41%
Total operating expenses	3,131,464	20.90%	1,115,257	13.72%
Income from operations, bulk additives products	$6,216,201	41.50%	$3,882,732	47.75%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended December 31, 2012 and 2011 comprised the following:

	Three months ended December 31,
	2012	2011
Invoiced value on sales	$15,068,134	$8,178,860
Less: Sales tax	(88,464)	(47,210)
	$14,979,670	$8,131,650

Net sales increased by $6,848,020 or 84.21% to $14,979,670 for the three months ended December 31, 2012, from $8,131,650 for the three months ended December 31, 2011. The increase in sales of bulk additive products is primarily attributable to the growth of the business and market demand for additive products. As of December 31, 2012, we had entered into contracts with 135 customers, up from 71 customers at March 31, 2012 for the bulk additives business, adding 64 new customers or over a 90% increase.

Cost of sales

Cost of sales increased by $2,498,345 or 79.73% to $5,632,005 for the three months ended December 31, 2012, from $3,133,661 for the three months ended December 31, 2011. The increase in cost of sales was primarily caused by the increase in products sold for the three months ended December 31, 2012.

Gross profit

Gross profit increased by $4,349,676 or 87.03% to $9,347,665 for the three months ended December 31, 2012, from $4,997,989 for the three months ended December 31, 2011. The increase of gross profit was primarily caused by the increase in products sold for the three months ended December 31, 2012.

Selling expenses

Selling expenses were $1,527,604 or 10.20% of net sales for the three months ended December 31, 2012, compared with negative $381,771 for the three months ended December 31, 2011. The selling expenses mainly included advertising expenses, promotion expenses, commission and salary. This increase in selling expenses was primarily attributable to increase of commission to $756,229 for the three months ended December 31, 2012. In addition, the negative selling expenses in the three months ended December 31, 2011 included a reversal of an over provision of $1,194,981 for commission expenses for the three months ended December 31, 2011.

General and administrative expenses

General and administrative expenses were $1,603,860 or 10.71% of net sales for the three months ended December 31, 2012, compared with $1,497,029 or 18.41% of net sales for the three months ended December 31, 2011. The increase in general and administrative expenses was mainly attributable to an increase in research and development expenses to $744,859 for the three months ended December 31, 2012 from $619,321 for the three months ended December 31, 2011.

Income from operations

Income from operations increased by $2,333,469 or 60.10% to $6,216,201 for the three months ended December 31, 2012, from $3,882,732 for the three months ended December 31, 2011. The increase is mainly attributable to the increase of gross profit of $4,349,676 from the increase in sales net of the increase in selling expenses, and general and administrative expenses for the three months ended December 31, 2012 stated above.

Results of Operations for the Nine months Ended December 31, 2012 Compared with the Nine months Ended December 31, 2011

Our results for the nine months ended December 31, 2012 and 2011 are summarized below:

	Nine months ended December 31,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales	$62,214,479	100.00%	$35,510,781	100.00%
Cost of sales	23,833,844	38.31%	16,656,068	46.90%
Cost of product returns	-	-%	7,143,914	20.12%
Gross profit	38,380,635	61.69%	11,710,799	32.98%
Operating expenses:
Selling expenses	9,249,502	14.87%	4,316,810	12.16%
General and administrative expenses	10,994,795	17.67%	11,826,124	33.30%
Total operating expenses	20,244,297	32.54%	16,142,934	45.46%
Income (loss) from operations	18,136,338	29.15%	(4,432,135)	(12.48)%
Other income and expense:
Interest expense	(477,101)	(0.77)%	(352)	(0.00)%
Interest income	474,447	0.76%	1,158,779	3.26%
Interest income, net – loan receivable	2,325,218	3.74%	-	-
Other expenses	(318,705)	(0.51)%	(545,424)	(1.54)%
Exchange gain (loss), net	190	0.00%	(91,007)	(0.26)%
Total other income	2,004,049	3.22%	521,996	1.47%
Income (loss) before taxes	20,140,387	32.37%	(3,910,139)	(11.01)%
Income taxes	3,425,743	5.51%	899,175	2.53%
Net income (loss)	$16,714,644	26.87%	$(4,809,314)	(13.54)%

Net sales

Net sales are stated at invoiced value less sales discount and sales tax, and also included the return of deposits of $2,940,746 (RMB 18,523,208) for recovery of special concession credits discussed below. Our net sales for the nine months ended December 31, 2012 and 2011 comprised the following:

	Nine months ended December 31,
	2012	2011
Invoiced value of sales	$60,342,921	$37,083,791
Less: Sales discount	(662,045)	(1,349,479)
Less: Sales tax	(407,143)	(223,531)
	$59,273,733	$35,510,781
Return of deposits	2,940,746	-
	$62,214,479	$35,510,781

Net sales increased by $26,703,698 or 75.20% to $62,214,479 for the nine months ended December 31, 2012 from $35,510,781 for the nine months ended December 31, 2011. The increase was mainly attributable to the normal increase of the sales of bulk additive products, recapture of sales of retail products after the clearance of the “poison capsules issue” in China during April to June 2012 and recovery of the deposit of $2,940,746 (RMB18,523,208) of special concession credits.

Excluding the recovery of special concession credits of $2,940,746 (RMB18,523,208), the contributions of our products as a percentage of invoiced value on sales for the nine months ended December 31, 2012 and 2011, respectively, are summarized below.

Nine months ended December 31,
	2012	2011
Retail products	23.57%	55.07%
Bulk additives	76.43%	44.93%
	100.00%	100.00%

Unit volume and unit prices comparatives (on the invoiced value of sales) for the nine months ended December 31, 2012 and 2011 are summarized below.

	Percentage increase (decrease) from the prior year
	Nine months ended December 31,
	2012			2011
	Unit volume	Selling prices	Overall increase / (decrease)	Unit Volume	Selling prices	Overall increase / (decrease)
Retail products	(35.96)%	7.56%	(31.12)%	(66.14)%	20.64%	(59.15)%
Bulk additives	160.95%	7.65%	180.92%	(56.14)%	(1.98)%	(57.01)%

Based on the invoiced value of sales, the bulk additive products invoiced sales contributions increased to 76.43% in the nine months ended December 31, 2012 from 44.93% in the nine months ended December 31, 2011. The increase was mainly attributable to the growth of the bulk additive products and the transition of the Company’s business model from primarily retail focused to primarily wholesale focused. The retail products sales decrease was mainly attributable to the occurrence of “poison capsule issue” in China during April to June 2012, as noted above.

Cost of sales

Cost of sales for the nine months ended December 31, 2012 was $23,833,844 compared with $16,656,068 for the nine months ended December 31, 2011. The increase in cost of sales was primarily caused by increase in sales for the nine months ended December 31, 2012.

Unit volume and unit costs comparatives for the nine months ended December 31, 2012 and 2011 are summarized below.

	Percentage increase (decrease) from the prior year
	Nine months ended December 31,
	2012			2011
	Unit volume	Unit Costs	Overall increase / (decrease)	Unit Volume	Unit Costs	Overall increase / (decrease)
Retail products	(35.96)%	18.25%	(24.27)%	(66.14)%	45.52%	(50.72)%
Bulk additives	160.95%	85.69%	152.92%	(56.14)%	(43.40)%	(43.82)%

Cost of product returns

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the nine months ended December 31, 2011. No additional such credits were made available for the nine months ended December 31, 2012. During the nine months ended December 31, 2012, the Company recovered special concession credits amounting to $2,940,746 (RMB18,523,208) and recognized such amounts as sales for the period.

Gross profit

Gross profit increased by $26,669,836 or 227.74% to $38,380,635 for the nine months ended December 31, 2012, from $11,710,799 for the nine months ended December 31, 2011. The increase was mainly attributable to the increase in sales volume of bulk additive products, the recapture of sales of the retail products following the clearance of “poison capsule issue” and the recovery of special concession credits of $2,940,746 (RMB18,523,208) for the nine months ended December 31, 2012.

Selling expenses

Selling expenses increased by $4,932,692 or 114.27% to $9,249,502 or 14.87% of net sales for the nine months ended December 31, 2012, compared with $4,316,810 or 12.16% of net sales for the nine months ended December 31, 2011. The increase was mainly attributable to the issuance of sales commission to staff who engaged the sales and collection of outstanding balances from the customers.

General and administrative expenses

General and administrative expenses decreased by $831,329 or 7.03% to $10,994,795 or 17.67% of net sales for the nine months ended December 31, 2012, compared with $11,826,124 or 33.30% of net sales for the nine months ended December 31, 2011. The decrease in general and administrative expenses was mainly attributable to decrease in the write off of returned products of $865,871, allowance for doubtful accounts of $814,828 and salary payments and relevant expenses for the nine months ended December 31, 2012. During the nine months ended December 31, 2011, because the Company suspended production due to the implementation by the government of the PRC of new health and safety rules, $239,087 of original production costs such as salary payments and related expenses were charged as general and administrative expenses.

Income (loss) from operations

Income from operations increased by $22,568,473 to $18,136,338 for the nine months ended December 31, 2012, from loss from operations of $4,432,135 for the nine months ended December 31, 2011. The increase is mainly attributable to the increase in sales and increase of gross profit for the nine months ended December 31, 2012.

Total other income

Total other income increased by $1,482,053 or 283.92% to $2,004,049 for the nine months ended December 31, 2012, from $521,996 for the nine months ended December 31, 2011. The increase is mainly attributable to the investment income from a trust and is net of the relevant handling fee amounting to $2,325,218 and off-set the increase of interest expenses on loans to $477,101 for the nine months ended December 31, 2012.

Income taxes

Provision for income taxes was $3,425,743 and $899,175 for the nine months ended December 31, 2012 and 2011, respectively. The increase in the provision for income taxes is primarily attributable to increase in operating profit.

Net income (loss)

Net income increased by $21,523,958 to $16,714,644 for the nine months ended December 31, 2012 from net loss of $4,809,314 for the nine months ended December 31, 2011. The increase of net income is mainly attributable to the increase of income from operations of $22,568,473 stated above.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For nine months ended December 31, 2012 and 2011, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced operations in February 2010 with a separate production and distribution channel. There are also separate operational management teams and operations and marketing strategies for each segment. Therefore, we have used the segment reporting since fiscal year 2011.

Retail products

The results of retail products segment for the nine months ended December 31, 2012 and 2011 are summarized as below:

	Nine months ended December 31,
	2012	% of	2011	% of
	Amount	Net sales	Amount	Net sales
Net sales, retail products	$16,913,709	100.00%	$19,556,575	100.00%
Cost of sales	6,350,783	37.55%	10,067,324	51.48%
Cost of product returns	-	-	7,143,914	36.53%
Gross profit, retail products	10,562,926	62.45%	2,345,337	11.99%
Operating expenses:
Selling expenses	2,926,690	17.30%	2,405,691	12.30%
General and administrative expenses	2,763,280	16.34%	4,449,271	22.75%
Total operating expenses	5,689,970	33.64%	6,854,962	35.05%
Income (loss) from operations, retail products	$4,872,956	28.81%	$(4,509,625)	(23.06)%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax, and also included the return of deposits of $2,940,746 (RMB18,523,208) for recovery of special concession credits discussed below. Our net sales for the nine months ended December 31, 2012 and 2011 comprised the following:

	Nine months ended December 31,
	2012	2011
Invoiced value on sales	$14,731,877	$21,054,755
Less: Sales discount	(662,045)	(1,349,479)
Less: Sales tax	(96,869)	(148,701)
	$13,972,963	$19,556,575
Return of deposits	2,940,746	-
	$16,913,709	$19,556,575

Net sales decreased by $2,642,866 or 13.51% to $16,913,709 for the nine months ended December 31, 2012 from $19,556,575 for the nine months ended December 31, 2011. The decrease in sales of retail products is primarily attributable to the recapture of sales for the nine months ended December 31, 2011 after the adoption of the implementation of new rules and regulations on health care products by the government of the PRC during such period.

Cost of sales

Cost of sales decreased by $3,716,541 or 36.92% to $6,350,783 for the nine months ended December 31, 2012 from $10,067,324 for the nine months ended December 31, 2011. The decrease in cost of sales was primarily due to fewer product returns written off during the nine months ended December 31, 2012, as compared to the same period in the prior year.

Cost of product returns

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the nine months ended December 31, 2011. No additional such credits were made available for the nine months ended December 31, 2012. During the nine months ended December 31, 2012, the Company recovered special concession credits amounting to $2,940,746 (RMB18,523,208) and recognized such amounts as sales for the period.

Gross profit

Gross profit increased by $8,217,589 or 350.38% to $10,562,926 for the nine months ended December 31, 2012 from $2,345,337 for the nine months ended December 31, 2011. The increase in gross profit was primarily caused by the increase of products sold and no write-off of a special payment to distributors for the current period, which was occurred, described above, for the nine months ended December 31, 2011.

Selling expenses

Selling expenses were $2,926,690 or 17.30% of net sales for the nine months ended December 31, 2012, compared with $2,405,691 or 12.30% of net sales for the nine months ended December 31, 2011. The selling expenses mainly included salary and advertising expenses. This increase in selling expenses was primarily attributable to an increase in sales promotion activities.

General and administrative expenses

General and administrative expenses decreased by $1,685,991 or 37.89% to $2,763,280 or 16.34% of net sales for the nine months ended December 31, 2012 compared with $4,449,271 or 22.75% of net sales for the nine months ended December 31, 2011. The decrease in general and administrative expenses was mainly attributable to an allowance of accounts receivable for the returned products of $865,871, allowance for doubtful accounts of $656,907 and expenses transferring from production costs of $239,087 as the suspension of production for the nine months ended December 31, 2011.

Income (loss) from operations

Income from operations increased by $9,382,581 to $4,872,956 for the nine months ended December 31, 2012 from a loss from operations of $4,509,625 for the nine months ended December 31, 2011. The increase is mainly attributable to increases in revenues and a decrease in operating expenses for the nine months ended December 31, 2012, and the write off of returned products incurred for the nine months ended December 31, 2011, which did not occur in the nine months ended December 31, 2012.

Bulk products

The results of bulk additives products segment for the nine months ended December 31, 2012 and 2011 are summarized as below:

	Nine months ended December 31,
	2012 Amount	% of Net sales	2011 Amount	% of Net sales
Net sales, bulk additives products	$45,300,770	100.00%	$15,954,207	100.00%
Cost of sales	17,483,062	38.59%	6,588,744	41.30%
Gross profit, bulk additives products	27,817,708	61.41%	9,365,463	58.70%
Operating expenses:
Selling expenses	6,322,812	13.96%	1,911,120	11.98%
General and administrative expenses	5,326,266	11.76%	4,615,758	28.93%
Total operating expenses	11,649,078	25.71%	6,526,878	40.91%
Income from operations, bulk additives products	$16,168,630	35.69%	$2,838,585	17.79%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the nine months ended December 31, 2012 and 2011 comprised the following:

	Nine months ended December 31,
	2012	2011
Invoiced value on sales	$45,611,044	$16,029,036
Less: Sales tax	(310,274)	(74,829)
	$45,300,770	$15,954,207

Net sales increased by $29,346,563 or 183.94% to $45,300,770 for the nine months ended December 31, 2012, from $15,954,207 for the nine months ended December 31, 2011. The increase in sales of bulk additive products is primarily attributable to the growth of the business and market demand for the bulk products.

Cost of sales

Cost of sales increased by $10,894,318 or 165.35% to $17,483,062 for the nine months ended December 31, 2012, from $6,588,744 for the nine months ended December 31, 2011. The increase in cost of sales was primarily caused by the increase in products sold for the nine months ended December 31, 2012.

Gross profit

Gross profit increased by $18,452,245 or 197.02% to $27,817,708 for the nine months ended December 31, 2012, from $6,588,744 for the nine months ended December 31, 2011. The increase of gross profit was primarily caused by the increase in products sold for the nine months ended December 31, 2012.

Selling expenses

Selling expenses were $6,322,812 or 13.96% of net sales for the nine months ended December 31, 2012, compared with $1,911,120 or 11.98% of net sales for the nine months ended December 31, 2011. The selling expenses mainly included advertising expenses, promotion expenses, commission and salary. This increase in selling expenses was primarily attributable to increase of commission to $3,870,980 and advertising expenses to $1,164,538 for the nine months ended December 31, 2012.

General and administrative expenses

General and administrative expenses were $5,326,266 or 11.76% of net sales for the nine months ended December 31, 2012, compared with $4,615,758 or 28.93% of net sales for the nine months ended December 31, 2011. The increase in general and administrative expenses was mainly attributable to an increase of depreciation charges to $875,441 for the nine months ended December 31, 2012 from $577,022 for the nine months ended December 31, 2011.

Income from operations

Income from operations increased by $13,330,045 or 469.60% to $16,168,630 for the nine months ended December 31, 2012, from $2,838,586 for the nine months ended December 31, 2011. The increase is mainly attributable to the increase of gross profit of $18,452,245 from the increase in sales net of the increase in selling expenses, and general and administrative expenses, for the nine months ended December 31, 2012 stated above.

Liquidity and Capital Resources

Liquidity

We had cash of $68.5 million and working capital of $51.1 million as of December 31, 2012 and cash of $70.0 million and working capital of $57.2 million as of March 31, 2012.

Our statements of cash flow for the nine months ended December 31, 2012 and 2011 are summarized as below:

	Nine months ended
	December 31,
	2012	2011
Net cash provided by (used in) operating activities	$21,459,182	$(1,618,210)
Net cash used in investing activities	(27,342,719)	(23,709,038)
Net cash provided by financing activities	3,661,021	4,509,554
Effect of exchange rate changes on cash	586,664	(1,172,532)
Net change in cash and cash equivalents balances	$(1,635,852)	$(21,990,226)

Operating activities

Net cash provided by operating activities was $21.5 million and net cash used in operating activities of $1.6 million for the nine months ended December 31, 2012 and 2011, respectively. The primary reason for the increase in cash flow was an increase in net income for the nine months ended December 31, 2012 to $16.7 million, compared with the net loss of $4.8 million for the nine months ended December 31, 2011.

Investing activities

We had capital expenditures totaling $27.3 million for the nine months ended December 31, 2012, primarily related to the prepayment of $13.8 million for certain capital expenditures with respect to our facility in Yangling and $13.5 million in the acquisition of property, plant and equipment in Yangling, Qingpu and Shining.

Financing activities

Cash provided from financing activities was $3.7 million and $4.5 million for the nine months ended December 31, 2012 and 2011, respectively. Details of our financing activities for such periods are as follows:

	Nine months ended December 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans	$20,197,201	$-
Repayment of loans	(12,245,547)	-
(Repayment to) advance from director	(4,290,633)	4,509,554
NET CASH PROVIDED BY FINANCING ACTIVITIES	$3,661,021	$4,509,554

The net cash provided by financing activities for the nine months ended December 31, 2012 was primarily from the proceeds of bank loans of $20.2 million (RMB 127 million) net of the repayment of a bank loan of $12.2 million (RMB 77 million) and minus net repayment to a director amounting to $4.3 million.

The net cash provided by financing activities for the nine months ended December 31, 2011 was primarily of an advance from a director amounting to $4.5 million to the Company.

During the periods ended December 31, 2012 and 2011, the advance from a director, Mr. Song Jinan, was entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

Commitments

Capital commitments

On August 12, 2010, BDH, a subsidiary of the Company, entered into agreements with a government agency to establish manufacturing facilities for animal probiotics products in the Yangling Agricultural High-tech Industries Demonstration Zone in Shaanxi Province of China. In furtherance of such agreements, BDH incorporated a foreign, wholly owned subsidiary, Growing Yangling, with a registered capital of $50 million. As of December 31, 2012, the Company had injected into Growing Yangling $7.5 million as registered capital. According to the approval from the government agency dated October 12, 2010, the remaining balance of Growing Yangling’s registered capital of $42.5 million must be injected before July 13, 2013

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in September 2012. We expect to complete construction by September 2014. As of December 31, 2012, Growing Yangling entered into agreements with contractors related to the construction of the plant, manufacturing facilities and purchase of production equipment for future payment of $2,548,547 and $21,929,973, respectively.

Purchase obligations

Shining and Growing have entered into agreements with suppliers to purchase raw materials and packing materials, with respect to which the amount of future payments is $9,201,614.

Other Obligations

Growing entered into an agreement with a university in the PRC to perform research and development. The amount of future payments is $1,428,322 (RMB9 million).

Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended December 31, 2012 and 2011.

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

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2012, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended December 31, 2012 and 2011. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For the nine months ended December 31, 2012, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

Recent Accounting Pronouncements

See Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements for the Three and Nine months Ended December 31, 2012.

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

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The results of the SEC’s review are pending as of February 13, 2013.

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
Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2013.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ Yan Yihong	Chief Financial Officer
Yan Yihong	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Du Wen Min	Director
Du Wen Min

/s/ Ivan Chu	Director
Ivan Chu

