Form 10-K
period 2011-03-31
CHINA-BIOTICS, INC
filed 2013-05-21
CIK 1271057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _________

333-110733

(Commission File Number)

CHINA-BIOTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0393071
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $137,297,600 as of the last business day of the registrant’s most recently completed second fiscal quarter prior to March 31, 2011.

As of March 31, 2011, 22,150,200 shares of the registrant's common stock were outstanding.

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

Our first product, Shining Essence, was approved by the Chinese Ministry of Health for production and to market as a health product in August 2000. We launched Shining Essence in Shanghai in April 2001, and Shining Essence currently remains one of our best-selling retail products.  The Health Food Association of China named Shining Essence as the best selling liver health product in 2001.

As of March 31, 2011, we currently had three patents in total, one for production process, one for packaging design, and one for packing equipment design. We have applied those technologies in the manufacturing process of all retail products under the “Shining” brand. We also have a patent for the production of one of our retail products, which is a blood cholesterol reduction agent.

As of March 31, 2013, we had 26 patents for a number of processes and products as described in “Government Regulation—Intellectual Property” on Page 13. We have applied the technologies for which we hold patents in the manufacturing process of retail products under the “Shining” and “Growing” brands. We have a total of 26 patents in different stages of the application, review or grant process, including, in addition to the 20 patents referenced above, 6 patents currently under review.

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

In addition to the foregoing, we hold two certificates from the Shanghai Food and Drugs Administration for our two production plants in Pudong and Qingpu, Shanghai: we obtained the Good Manufacturing Process (“GMP”) certification, which was valid through March 28, 2013, for our new bulk production facility in Qingpu,  which has been successfully renewed and valid through March 28, 2016 and on July 1, 2010, Shining’s GMP certificate was also renewed and is valid through June 30, 2013. The GMP certification program is a global quality assurance system that covers the testing and manufacturing of food, pharmaceutical products and medical devices. GMP stipulates stringent approval guidelines on various aspects of production based on evaluations of factory and equipment, materials, hygiene certificates, waste and recycling and after sales, among other things.

We are currently holding a Current Good Manufacturing Practices (cGMP) certification for our production plant in Qingpu, Shanghai, from the National Safety Foundation International (NSF International) for the period starting April 26, 2013 through December 31, 2013. cGMP refers to the Current Good Manufacturing Practice regulations enforced by the US Food and Drug Administration (FDA). cGMPs provide for systems that assure proper design, monitoring, and control of manufacturing processes and facilities. Adherence to the cGMP regulations assures the identity, strength, quality, and purity of drug products by requiring that manufacturers of medications adequately control manufacturing operations. This includes establishing strong quality management systems, obtaining appropriate quality raw materials, establishing robust operating procedures, detecting and investigating product quality deviations, and maintaining reliable testing laboratories. This formal system of controls at a pharmaceutical company, if adequately put into practice, helps to prevent instances of contamination, mix-ups, deviations, failures and errors. This assures that drug products meet their quality standards.

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

Our major retail products are:

•	Shining Essence - Composed of lactobacillus acidophilus and bifidobacterium bifidum, aimed at balancing the microecology of the human digestive system, enhancing intestinal health, and protecting and strengthening liver function;

•	Shining Signal - Composed of monascus rice and lactobacillus acidophilus, focused on reducing high blood pressure, high blood sugar level, and hyperlipidemia;

•	Shining Golden Shield - Composed of bifidobacterium adolescentis and lentinusedodes, focused on enhancing the human immune system;

•	Shining Energy - Composed of Vitamin C, L. Arginine, and other amino acids, aimed at promoting the development of the human brain cells and enhancing alertness and energy;

•	Shining Beauty Essence - Composed of soy bean isoflavones and pueraria lobata p extracts, aimed at increasing bone mineral density of elderly people and reducing negative effects associated with the aging process;

•	Shining Companion Bifidus Factor Granule - Composed of bifidus, focused on enhancing the growth of bifidus in the human body and enhancing intestinal health;

•	Shining Stomach Protection Capsules - Composed of lactobacillus acidophilus, aimed at protecting stomach walls and improving the digestive system;

•	Shining Sicanel Capsules - Composed of lactobacillus acidophilus, focused on reducing hyperlipidemia, or excess fat in the blood;

•	Shining Golden Shield (for children) - Composed of bifido bacterium adolescentis and lentinusedodes, focused on enhancing human body’s immune system;

•	Starter Culture - Composed of streptococcus thermophilus and others which improve immunity and gastrointestinal function and promote digestion and prevention of enteritis and other gastrointestinal diseases (launched to market since January 2011); and

•	Yogurt Powder - Composed of streptococcus thermophilus and safe quality milk powder, which improve immunity and gastrointestinal function and promote digestion and prevention of enteritis and other gastrointestinal diseases (launched to market since January 2011).

In February 2010, we commenced production at our new facility in Qingpu and began producing bulk additive probiotics products, which are sold to institutional customers, such as dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies. We intend to continue to develop new retail and bulk products to strengthen our product pipeline so that we may offer a wider array of products for sale in the market. Two years after commencing production in Qingpu, our customer base for bulk additive probiotics products has grown from 60 customers as of March 31, 2011 to 71 customers as of March 31, 2012  and to 129 customers as of March 31, 2013. With respect to retail products, in keeping with the Company’s focus on bulk products and owing to increasing rent and labor costs, the Company has transitioned since January 2011 from focusing on point-of-sales to internet sales. Although the Company’s retail products sales during this transition period were negatively affected, the Company has succeeded in improving its business model for selling retail products via the internet.

Business prospects

Leveraging on what our management believes to be our technical competence, cost efficiencies, and highly recognized brand name, our management expects to achieve significant growth through:

•	Introduction of bulk additives probiotics products through Qingpu Facility - We are expanding into the bulk additives business for institutional customers through the completion of Phase 1 of our project to build a 150-metric tons capacity plant in Qingpu Industrial Park, which commenced commercial production in February 2010. Phase 1 of the project involved constructing a facility with a production capacity of 150 metric tons of probiotics per year and costs $36 million in total, the sum of which was paid off in calendar year 2010. Phase 2 of this project commenced in September 2010 and cost $18 million, $11 million of which was paid in calendar year 2010 and the remaining $7 million was paid by the end of 2011, when the construction of Phase 2 was completed. The construction of Phase 1 of the plant was funded by cash received from the sale of a convertible promissory note to Pope Investments II LLC on December 11, 2007 and the proceeds of the public offering of our common stock in October 2009. The construction cost of Phase 2 of the plant was funded by cash received from the public offering of our common stock in October 2009. In addition, we have acquired for $1.6 million the land use right of the 36,075 square meters of land inside the Shanghai Qingpu Industrial Park District, on which the new bulk manufacturing facilities are located. The plant had an initial capacity of 150 metric tons per year which was increase to 300 metric tons per year with the completion of Phase 2.

•	We are currently focusing on two fast growing industries in China: the dairy and animal feed sectors. As of March 31, 2011, we had entered into contracts with 60 customers for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established business relationships with a variety of commercial customers located in major cities, including Beijing, Tianjin, Chongqing, and Shanghai, and 14 provinces, including Guangdong, Jiangsu, and Jiangxi, among others. These growing companies are from dairy, animal feed, baked food, and pharmaceuticals industries. As of March 31, 2013, we had entered into contracts with 129 customers for the bulk additives business, they are located in Beijing, Tianjin, Chongqing, and Shanghai, and 21 provinces, including Guangdong, Jiangsu, and Jiangxi, Hebei, Henan, Hunan, Liaoning Jilin, Inner Mongolia, and Xinjiang, among others.Construction of a new facility in the Yangling Agricultural High-Tech Industrial Zone -Encouraged by the growing demand for animal feed additives in China, we plan to leverage our technology and R&D capability in probiotics-based animal feed applications to build a new facility in the Yangling Zone in Shaanxi Province, China. The cost for constructing the Yangling Zone facility is expected to be over $58 million invested over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage, and the plan is subject to government approval prior to implementation. During the year ended March 31, 2011, the Company made total payments of approximately $3.25 million (RMB20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land use right certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014 and trial production is expected to commence in 2015. See “–Land use rights” in Note 2 of the Notes to the Consolidated Financial Statements for the Years Ended March 31, 2012 and 2011 for further information about land use rights in the PRC.

•	Closure of retail outlets and expansion to Wholesale and E-Commerce: - In our continuing effort to transition from retail, B-to-C, to the wholesale business, B-to-B, and to improve operating efficiency, we have completed the consolidation of our retail outlets. As of March 31, 2011, we had closed all of our retail outlets, as we believe the distribution network is more efficient for our retail products sales. Comparatively, direct selling through retail outlets involves increasing leasing expenses and staffing costs. By selecting six new distributors, we have recently expanded our distribution network into the Pan-Beijing area to sell the Company’s retail products. The local distributors sell the Company’s retail probiotics products through established distribution networks, including malls, supermarkets, and functional food stores. During the quarter ended March 31, 2012, we added 5 more distributors. We had a total of 39 distributors for retail products as of March 31, 2012 and as of March 31, 2013, we have a total of 43 distributors for retail products. In light of increasing online sales of health food and supplements in China and to maintain our existing retail customer base, “Community Network,” we established an in-house e-commerce department during the quarter ended March 31, 2011, which is dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/. Furthermore, we had been working with three online selling companies to sell our retail products, including www.ule.com.cn, www.rokuten.com.cn, and www.yihaodian.com as of March 31, 2011. In addition, we have established a customer service center to reply to inquiries from our end-users.

•	The improvement in research and development of new products and services - We continue to develop new retail products aimed at improving general human health conditions, enhancing the immune system, and reducing health problems. To further improve our competency in the bulk additives market, we continue to improve and provide our value-added service to institutional customers by assisting their lab and production testing and providing customized technical support, among other things. In addition, we are also working with certain universities, including Northeast Agricultural University, to carry out research and development projects in order to seek to increase the probiotics industry’s capability.

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

More use of probiotics in animal feed industry. Antibiotics have been widely used in animal feed by Chinese farmers. Human health has been negatively impacted, albeit indirectly, as a result of consuming dairy and meat produced by farms using antibiotics in animal feed. With the increasing public awareness of those issues, the government is expected to set up stricter regulations to monitor the non-therapeutic use of antibiotics in livestock feed to ensure food safety.   At the same time, organic food is attracting more attention in daily lives of Chinese people. This creates a favorable trend of using more probiotics in animal feed.

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

Bulk market

In China, most probiotics used for the manufacturing of yogurt, milk powder products, and food preservatives are currently imported. However, we believe imported probiotics are generally more expensive and can be of lower quality, as some bacteria may not survive long distance transportation and bacteria that survive could lose some of its efficacy. We believe our bulk probiotics are of higher quality, and our lower costs provide an attractive alternative to domestic manufacturers of dairy, animal feed, and other food products that utilize probiotics as a raw material. In addition, according to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, on April 1, 2007, probiotics are required to be added to baby milk powders and other products produced in China. The relevant regulations will be implemented at a later date.

We are expanding into the bulk additives business for functional foods through completion of Phase 1 of our new Qingpu facility in February 2010.  Phase 1 of the project involved constructing a facility with a production capacity of 150 metric tons of probiotics per year and cost $36 million in total, the sum of which was paid off in calendar year 2010. Construction of Phase 2 of this project commenced in September 2010 and cost $18 million, $11 million of which was paid in calendar year 2010 and the remaining $7 million was paid off by the end of 2011, the date when the construction of Phase 2 was completed.

Geographic expansion

Our retail products are sold to distributors, who then distribute them to various retail channels such as drug stores and supermarkets. Over the past decade, we believe we have firmly established ourselves in Shanghai as the leading supplier and manufacturer of probiotics products. We are now expanding the sale of our retail products to other metropolitan cities in China through our distribution network.

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

As of March 31, 2011, we had a distribution network of 39 distributors for our retail products in China, and we had a fast growing customer base of 60 institutional customers for our bulk products in dairy, animal feed, pharmaceutical, and other food industries. In addition, we had a website and three online selling partners for selling our retail products online.

Introduction of new products

During the fiscal year 2011, we launched several new retail products under the Shining brand. As of March 31, 2011, we had 44 retail products that can be marketed under the Shining brand. We currently have regulatory approval to produce 50 retail products that can be marketed under the Shining brand as of March 31, 2013. We plan to develop new products to strengthen our retail product pipeline so that we may offer an array of retail products for sale in the market.

Under the “Growing” or “润盈(Chinese)” brand name, as of March 31, 2011, we had launched over 10 new bulk products since May 2010, including one for animal feed, one for a medical and health supplement, one for a food product, and several others for yogurt products. In order to meet the demand of our institutional customers, we continue to develop new products to enrich our bulk products series. As of March 31, 2013, we had a total of 72 bulk additive products for sales, 25 of which are actively sold.

Our Business Prospects

Growth potential from geographic expansion leveraging on the Shining brand.

We have experienced continued sales growth of our retail products that are sold through retail channels mainly in the greater Shanghai area under our Shining brand. Management believes that the Shining brand is one of the most recognized health supplement brands in Shanghai. We are expanding the distribution network of our retail products to another major metropolitan area, Beijing. Given the high level of disposable income in the Beijing area, management anticipates that distribution in these areas could be profitable, assuming there is sufficient demand. Expansion of retail sales is also a key component in helping to grow our food additives products. We intend to co-brand with food producers allowing consumers to identify food products that use our additives as high quality and beneficial. As of March 31, 2011, we had entered into agreements with 60 institutional customers for use of our bulk products (129 as of March 31, 2013).

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

Strong revenue, profit growth, and sufficient cash flow.

Our probiotics products have generated strong sales and profit growth during the three years  prior to March 31, 2011 and have generated sufficient cash flow to finance our operations. Sales of our probiotics products increased 34% to $108.8 million in fiscal year 2011 from $81.3 million in fiscal year 2010, which was a 50% increase from $54.2 million in fiscal year 2009. Income before taxes decreased from $25.1 million in fiscal year 2009 to $23.4 million in fiscal year 2010 and increased to $45.9 million in fiscal year 2011. Net cash provided by operating activities was $26.1 million, $28.2 million, and $23.1 million for the years ended March 31, 2011, 2010 and 2009, respectively.

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

As of March 31, 2011, we had registered the following patents in China:

•	High Quality Microecologics and Microencapsulation Technology (patent registration number ZL 01 1 09063.4): increases the vitality rate, maintaining large quantities of active bacterium;

•	Nutrition Gas Injection Capability and Double Aluminum Packaging Machine (patent registration number ZL 01 2 04515.2): enables the probiotics bacterium to retain their vitality for up to two years and to better resist gastric acid;

•	Packaging for Shining Essence (patent registration number ZL 01 3 01526.5); and

•	Blood Cholesterol Reduction Agent (patent registration number ZL 2004 1 0025139.8).

As of March 31, 2012, we had registered the following patents in China:

•	Home-made Direct Flow Style Yogurt Leaven and Preparation Method (patent registration number ZL 2008 1 0202071.4);

•	Yogurt Powder (patent registration number ZL 2008 1 0202072.9);

•	A disk centrifuge for probiotics separation (patent registration number ZL 2011 2 0516219.9);

•	An airlift fermenter for lactic acid bacteria production (patent registration number ZL 2011 2 0516395.2);

•	A fermenter with dentate stirring blade (patent registration number ZL 2011 2 0516398.6); and

•	Equipment of lactic acid bacteria granulation and quantitative package (patent registration number ZL 2011 2 0516215.0).

As of March 31, 2013, we have registered the following additional patents:

•	A kind of preparation method of protein powder (ZL200910045224.3)

•	A kind of probiotic sour soybean milk and preparation method (ZL 201110050402.9)

•	A kind of heat-resistant and microcapsulized probitics and preparation method and application (ZL 201110050375.5)

•	A kind of probiotics and collagen protein containing compound beverage and preparation method (ZL 200910195314)

•	A kind of manufacturing method of DVS Yogurt Starter Culture containing heat-resisting protective agent (ZL 200910199139.2)

•	A kind of emulsifying tank with protective gas unit (ZL 201220447736.x)

•	A kind of disc in centrifugal separator (ZL 201220447766)

•	A kind of grinding and granulate machine with cooling unit (ZL 201220448405.8)

From fiscal years 2008 through 2013, we submitted to the Intellectual Property Bureau of China 26 applications for registration of patents regarding the production of our products, which applications are in different stages: patents for 18 such applications have been granted and have not yet expired, two patents have been granted but have expired and applications for six patents are currently under review.

Our management believes that we enjoy the following competitive advantages in utilizing such microecologics technology in our production process:

•	With advanced fermentation, bacteria extraction and micro-encapsulation technology, we increase our production output and reduce costs.

•	Since probiotics are extremely sensitive to water, acid and oxygen, their life span is very short. We use technology that significantly extends the survival rate of the bacteria and, as a result, our products have a survival rate of up to two years from manufacturing at room temperature.

•	According to rules governing live bacteria products in China which took effect in 2001, such products need to maintain concentrations of live bacteria at a level of 10 6 /g within their stated effective period. Our products maintain a 10 8 /g concentration of live bacteria during their stated effective period. This concentration level is also over 200 times higher than the current commonly accepted international standard.

•	Most probiotic producers extract their bacteria base from animals. The probiotics we produce originate from organisms cultured from human sources to reduce the risk that the active ingredients will be rejected by the human body.

Distribution

We sell our retail products primarily in the greater Shanghai area, to large distributors who then sell them through their networks to supermarkets, hypermarkets, and drug stores. As of March 31, 2011, we had 39 distributors located in Beijing, Shanghai, Jiangsu, Zhejiang, and Hong Kong. As of March 31, 2011, we closed all of our retail outlets, as we believe the distribution network for, and internet sales of, our retail products sales are more efficient. Comparatively, direct selling through retail outlets involves increasing leasing expenses and staffing costs, while internet sales are the most cost-effective and direct way of reaching customers across China.

Customers

We have two different types of customers: individual retail products consumers and institutional bulk products customers. Institutional customers include dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies. Individual consumers are primarily located in major metropolitan areas and they are middle-aged or above and have middle to higher income levels. We believe that these individuals are becoming increasingly health-conscious and, as their income levels increase, they will likely spend more on health-related products such as probiotics products. We sell our retail products through large distributors, who then sell them through their networks to supermarkets, hypermarkets, and drug stores, where they are purchased by consumers. For the fiscal year ended March 31, 2011, we maintained active business relationship with 39 distributors for retail products and 60 institutional customers for bulk products, and no customer accounts for more than 10% of our sales revenue. For the fiscal year ended March 31, 2010, we had one customer, Beijing DBN Technology Group Co. Ltd., which accounted for 13.0% of our sales revenue.  For the fiscal year ended March 31, 2009, we had one customer, Shanghai Lian Hua Quik Convenience Store Limited, which accounted for 11.5% of our sales revenue.

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

Competition

We believe that we are well-positioned to compete in the Chinese pharmaceutical and nutraceutical market with our proprietary technology, strong brand, diverse product portfolio, research and development capabilities, established sales and service network, and favorable cost structure. Other factors affecting competitive conditions in the Chinese pharmaceutical and nutraceutical market are managerial and technological expertise, the ability to identify and capitalize on commercially viable products, time to market, patent position, product efficacy, safety, convenience, reliability, availability and pricing.

For retail products, as of March 31, 2011, our primary competitors in the Chinese domestic probiotics market were Biostime Inc. and Shanghai Pharmaceutical Group Co. Ltd. – SINE Pharmaceutical Co. Ltd. These competitors produce similar retail probiotics products in the Chinese domestic market. In addition to these primary competitors, there are other domestic competitors that compete with us in the Chinese market.

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

Research and Development

We have a strong research and development team supported by a technical advisory board of experts. At March 31, 2011, we had approximately 40 staff members with Masters Degrees or PhDs. In addition to having advanced technology in bacteria culturing and protection, we also conduct research and development into complimentary technology, including genetically engineered drugs, drug delivery solutions and Chinese medicine, in an effort to formulate solutions to address specific health problems and expand our product line. We incurred research and development costs of approximately $6,730,514, $3,665,380, and $3,229,788 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.  Such research and development costs are mainly comprised of raw material costs, laboratory expenses and staff salaries in the research and development division, which were included as part of the production costs in our financial statements for such periods.

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

Intellectual Property

The tables below set forth the trademarks and patents that we have registered in China as of March 31, 2013. Trademarks and patents registered in China after March 31, 2011 are indicated by an asterisk (“*”). The trademarks were granted by the Trademark Office of State Administration of Industry and Commerce of the People’s Republic of China and the patents were granted by the State Intellectual Property Administration Office of the People’s Republic of China. Each of these trademarks and patents is enforceable only within China.

Trademarks

Description	Registration No.	Class	Term
Logo of Shanghai Shining Biotechnology Co. Ltd. and device	1610780	30	July 28, 2001 to July 21, 2021
“Shining”	1554223	30	Up to April 13, 2021
Two Chinese characters “双金”(translation: “Shining”)	1675162	30	November 28, 2001 to November 27, 2021
“Shining Essence”	1675163	30	November 28, 2001 to November 27, 2021
Device containing 2 cartoon figures	3304485	30	January 21, 2004 to January 20, 2014
Four Chinese characters “双金金盾 “	3304374	30	Up to November 6, 2013
(translation: “Shining Golden Shield”)
Four Chinese characters “医生有益 “	5227367	30	March 28, 2009 to March 27, 2019
(translation: “Probiotics are beneficial”)
Five Chinese characters “ 双金有益菌 “	4095567	30	October 14, 2006 to October 13, 2016
(translation: “Shining beneficial bacteria”)
Logo of Five Chinese characters “ 双金有益菌 “	6974213	30	Up to September 27, 2020
(translation: “Shining beneficial bacteria”)
Two Chinese characters “ 润盈” (translation: “Growing”)	7269694	1	January 7, 2011 to January 6, 2021
Two Chinese characters “ 润盈” (translation: “Growing”)	7269746	31	March 14, 2012 to March 3, 2022
“Growing”	7269680	1	January 14, 2011 to January 13, 2021
*“Growing”	7269757	31	May 7, 2011 to May 6, 2021
*Logo of Growing Bioengineering (Shanghai) Co. Ltd. and device	8701433	5	October 7, 2011 to October 6, 2021
*Logo of Growing Bioengineering (Shanghai) Co. Ltd. and device	8701393	1	October 7, 2011 to October 6, 2021
*Logo of Growing Bioengineering (Shanghai) Co. Ltd. and device	8701413	31	October 21, 2011 to October 20, 2021
*“Biogrowing”	8701389	1	October 7, 2011 to October 6, 2021
*“Biogrowing”	8701419	31	October 21, 2011 to October 20, 2021

Pursuant to the Trademark Law of the PRC and its implementation rules amended on October 27, 2001, a registered capital may refer to a trademark registered with the Trademark Bureau, including products, service trademarks, collective trademarks, and attest trademarks; a trademark owner shall have exclusive rights to use the trademark under the protection of applicable law. The exclusive rights of using a trademark is limited within a registered trademark and the registered products on which a trademark can be used. The Trademark Bureau of the State Administration for Industry and Commerce is responsible for managing the trademark registration and administration throughout the PRC. The protection period of a registered trademark is ten years from the registration date. Trademarks added since March 31, 2011 are indicated by an asterisk (“*”).

Patents

Type	Patent No	Term
High Quality Microecologics and Microencapsulation Technology	ZL 01 1 09063.4	February 28, 2001 to February 27, 2021
Blood Cholesterol Reduction Agent	ZL 2004 1 0025139.8	June 11, 2004 to June 10, 2014
Home-made Direct Flow Style Yogurt Leaven and Preparation Method	ZL 2008 1 0202071.4	October 31, 2008 to October 30, 2028
Yogurt Powder	ZL 2008 1 0202072.9	October 31, 2008 to October 30, 2028
Probiotics biscuit materials, biscuit and its production method	ZL 2008 1 0035001.4	March 12, 2008 to March 20, 2028
Piggy Compound Microorganism Feeding Additive	ZL 2009 1 0045386.7	January 15, 2009 to January 14 ,2029
*A disk centrifuge for probiotics separation	ZL 2011 2 0516219.9	December 12, 2011 to December 11, 2021
*An airlift fermenter for lactic acid bacteria production	ZL 2011 2 0516395.2	December 12, 2011 to December 11, 2021
*A fermenter with dentate stirring blade	ZL 2011 2 0516398.6	December 12, 2011 to December 11, 2021
*Equipment of lactic acid bacteria granulation and quantitative package	ZL 2011 2 0516215.0	December 12, 2011 to December 11, 2021
A kind of preparation method of protein powder	ZL200910045224.3	Upto November 7, 2032
A kind of probiotic sour soybean milk and preparation method	ZL 201110050402.9	March 2, 2011 to July 6, 2031
A kind of heat-resistant and microcapsulized probitics and preparation method and application	ZL 201110050375.5	March 2, 2011 to October 10, 2032
A kind of probiotics and collagen protein containing compound beverage and preparation method	ZL 200910195314	September 8, 2009 to January 2, 2033
A kind of manufacturing method of DVS Yogurt Starter Culture containing heat-resisting protective agent	ZL 200910199139.2	November 20, 2009 to October 3, 2032
*A kind of emulsifying tank with protective gas unit	ZL 201220447736.x	September 4, 2012 to March 13, 2023
*A kind of disc in centrifugal separator	ZL 201220447766	September 4, 2012 to April 10, 2023
*A kind of grinding and granulate machine with cooling unit	ZL 201220448405.8	September 4, 2012 to March 13, 2023

Retired Patents

Type	Patent No	Term
Nutrition Gas Injection Capability and Double Aluminum Packaging Machine	ZL 01 2 04515.2	February 28, 2001 to February 27, 2011
Packaging for Shining Essence	ZL 01 3 01526.5	February 28, 2001 to February 27, 2011

As of March 31, 2013, we have a total of 26 patents in different stages of the application, review or grant process, 18 such applications have been granted and have not yet expired, two patents have been granted but have expired and applications for six patents are currently under review.

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

On March 21, 2006, GSL, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we are constructing this plant. The agreement provides for the payment of leasing fees of approximately $2.1 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. The Qingpu People’s Republic Government issued its formal confirmation of the land use right necessary for the plant construction on November 30, 2007 and confirmed the leasing fee of $1,777,680 (reduced from $2.1 million because the size of the leased land was reduced to 36,075 square meters) and a refundable land deposit of $210,083. We paid the leasing fee on December 28, 2007.  In February 2009, the refundable land deposit was fully refunded and the formal land use right certificate was issued. There are no future lease payments under this land lease.

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

Employees

As of March 31, 2011, we had 473 staff and employees. The following table summarizes the functional distribution of our employees:

Department	Headcount
Management and Administrative	43
Sales and Marketing	163
Research and Development	47
Production	196
Finance and Accounting	16
Engineering	8
Total	473

 All of these employees were full-time. We do not have any payment obligations for any retirees and are not currently retaining any contractors.

Owing to the closing of all outlets during the fiscal year 2011, the part of retail outlets staff were transferred to Sales and Marketing to perform the customer services and supports activities and the other part of the retail outlets staff were terminated. All terminated staff were compensated in according to relevant PRC laws and regulations.

Besides, result from the commencement production of new plant in Qingpu, the production staff increased to 196 staff at March 31, 2011 from 124 staff at March 31, 2010.

According to Article 10 of the Trade Union Law of the People’s Republic of China, an enterprise, public institution, or government organ with 25 or more members must establish a basic-level trade union committee. However, a union is established only if it is voluntarily formed by the employees. We currently do not have a trade union.

Available Information

We file periodic reports with the SEC, including Annual Reports, on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports. All of our periodic reports may be inspected without charge at the Public Reference Room maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of any registration statements, including the exhibits thereto, and all of our periodic reports, after payment of the fees prescribed by the SEC. For additional information regarding the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330. The SEC also maintains a website which provides on-line access to reports and other information regarding registrants that file electronically with the SEC at the following web address: http://www.sec.gov.

On June 15, 2011, the Company timely filed a Form 12b-25 informing the SEC of its inability to file timely its Annual Report on Form 10-K for the year ended March 31, 2011. Since that filing, the Company has not filed Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011, September 30, 2011 or December 31, 2011, although it has timely filed Forms 12b-25 disclosing its inability to file timely such Quarterly Reports. On June 29, 2012, the Company filed a Form 12b-25 disclosing its inability to file timely Form 10-K for the year ended March 31, 2012. On August 14, 2012, the Company filed a Form 12b-25 disclosing its inability to file its Form 10-Q for the first quarter of fiscal year 2013, and on November 14, 2012, the Company filed a Form 12b-25 disclosing its inability to file its Form 10-Q for the second quarter of fiscal year 2013. On September 14, 2012, the Company filed its Form 10-K for the fiscal year ended March 31, 2012. On January 14, 2013, the Company filed its Form 10-Q for the first quarter of fiscal year 2013. On December 26, 2012, the Company filed its Form 10-Q for the second quarter of fiscal year 2013. The Company timely filed its Form 10-Q for the third quarter of fiscal year 2013. Since June 15, 2011, the Company has continued to comply with its obligations to file Forms 8-K when required.

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The results of the SEC’s review are pending as of May 21, 2013. If the registration of the Company’s securities is revoked, no U.S. registered broker-dealer may execute trades in the Company’s shares and the trading market for our common stock may cease to exist. In such event, investors may not be able to liquidate their investment.

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

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision order that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The results of the SEC’s review are pending as of May 21, 2013. If the registration of the Company’s securities is revoked, no U.S. registered broker-dealer may execute trades in the Company’s shares and the trading market for our common stock may cease to exist. In such event, investors may not be able to liquidate their investment.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company’s disclosure controls and procedures and internal controls over financial reporting. As set forth in the report of our management included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K, after reviewing our Annual Report on Form 10-K for the year ended March 31, 2010 and our Quarterly Report on Form 10-Q for the period ended December 31, 2010, the SEC concluded in a letter to the Company dated as of January 9, 2012, that the Company’s lack of U.S. GAAP experience is a material weakness in our disclosure controls and procedures and in our internal control over financial reporting. In its letter, the SEC also required the Company to file an amended Annual Report on Form 10-K for the year ended March 31, 2010 disclosing such material weakness, which the Company intends to file as promptly as is reasonably practicable. Also, as further set forth in the report of our management included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2011, and there existed material weaknesses in our internal control over financial reporting as of March 31, 2011. The Company’s Audit Committee and our management are still engaged in discussions about how best to rectify fully such weakness. The Audit Committee has recommended that the Company hire, and management has retained the services of, additional qualified personnel to prepare the Company’s books and records and financial statements in accordance with U.S. GAAP.

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

Our revenues primarily depend on sales of few products, and a decline in sales of this product could cause our revenues to decrease.

We receive a large portion of our revenue from the sale of our Shining Essence product in last few years. Sales of this product represented approximately 19%, 29%, and 40% of our total sales for the year ended March 31, 2011, 2010, and 2009 respectively. We expect that Shining Essence will continue to account for a sizable portion of our revenues for the foreseeable future. In fact, our Shining Essence product is declining. Even though our research and development team has successfully developed other new retail products, such as Shining Probiotics Protein Powder and Shining Sicanel Capsules, which represented approximately 24% and 16% of our total sales for the year ended March 31, 2011, respectively, these retail products may follow the trend of Shining Essence. Any factors adversely affecting the pricing of, demand for, or market acceptance of, Shining Essence and the other new retail products, including increased competition, could cause our revenues to decline and our business and future operating results to suffer.

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

Our principal operations are in China and all of our sales during fiscal years 2011, 2010, and 2009 arose in China. A significant number of our financial instruments, principally cash and accounts receivable, are located in China. These financial instruments include:

•	cash deposits in China, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts; and

•	accounts receivable.

The concentration of these financial instruments in China subjects us to concentrations of credit risk that could adversely affect our operating results.

Since we do not have long-term contracts with our suppliers and customers there is no guarantee that our suppliers will continue to supply us with raw materials, or that our customers will continue to purchase our products.

We do not have long-term contracts with our suppliers and our customers. Accordingly, there can be no assurance that we will continue to be able to obtain sufficient quantities of raw materials in a timely manner from our existing suppliers on acceptable terms, or that our existing customers will continue to purchase our products on terms that are acceptable to us or at all. In the event that we are unable to source for new suppliers or new customers on terms that are acceptable to us, our business and operations will be adversely affected.

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

We are expanding our operations into the bulk additives business through the supply of high quality probiotics to be used as additives in dairy products to manufacturers in China. We have completed construction of Phase I of our new Qingpu production plant, which has a 150-metric tons annual capacity that can accommodate our new bulk additives business. We began commercial production at this plant in February 2010. In addition, we plan to build a new facility in Yangling related to the production of probiotics and probiotics-related biological additives for the animal feed industries. This will expose us to many risks, including the following:

•	there may not be sufficient market demand for bulk probiotics additives or our products in particular;

•	we may experience delays and cost overruns during construction of our new facilities, which may result in losses; and

•	we may experience substantial start up losses when the plants are first commissioned.

Our plans to shift our focus from retail to the bulk additives business, and the shift from direct selling to selling through a distribution network, may fail.

In our continuing effort to shift our focus from retail to bulk additives business and to improve operating efficiency, we have been consolidating our retail outlets as we believe the distribution network for our retail products is more efficient. Comparatively, directly selling through retail outlets, involves increased leasing expenses and large staffing cost. By selecting six new distributors, we have expanded our distribution network into the Pan-Beijing area to sell the Company’s retail products. The local distributors sell the Company’s retail probiotics products through established distribution networks, including malls, supermarkets, and functional food stores, adding approximately 30 new points of sale. During the quarter ended March 31, 2011, we added 5 more distributors. As of such date, we had a total of 39 distributors for retail products (as of March 31, 2013, 43 distributors). In light of increasing online sales of health food in China, we have started to work with three on-line selling companies, www.ule.com.cn, www.rokuten.com.cn, and www.yihaodian.com, to sell our retail products. Furthermore, the Company has established and launched an in-house e-commerce department dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/.

On the bulk business front, we signed 60 customers for bulk additives probiotics products at March 31, 2011. Among the 12 small to medium sized new customers, one is an animal feed manufacturer, five are functional food, nutritional products, and pharmaceutical producers, and the remaining six are dairy companies. As of March 31, 2013, we have 129 customers for bulk additives probiotics.

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

We had 22,150,200 shares outstanding as of March 31, 2011, including approximately 12,523,745 shares which are free trading and may be sold immediately by our stockholders. If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by Mr. Song, our Chairman and Chief Executive Officer and a Director, and his family may dissuade new investors from purchasing our securities, which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of March 31, 2011, Mr. Song, our Chairman and Chief Executive Officer and a Director, owned approximately 23.1% of our issued and outstanding common stock on a fully diluted basis. As a result, Mr. Song has the ability to exert substantial influence or absolute control over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. For example, Mr. Song could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

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

ITEM 2.  PROPERTIES.

On July 22, 2010, we acquired a property located at No. 26 Orient Global Headquarter Lane 118, Yonghe Road, Zhabei District, Shanghai 200072, People's Republic of China at our principal executive office. We conduct retail production from a leased facility in Pudong, Shanghai. Pursuant to our lease for this facility, which expires on December 31, 2013, we pay annual rent of RMB798,919, payable in quarterly installments of RMB199,730. This facility, which includes a level 100,000 clean room and a level 10,000 clean room, houses our office space manufacturing facilities and warehouse. The maximum current production capacity at this location is approximately 3.5 million capsules per month. We have received GMP, ISO 9001, ISO 14001, OHSAS 18001 and HACCP certifications for this facility.  See “Business—Current Operations—Overview” for further information with respect to these certifications.

On March 21, 2006, GSL, our subsidiary, entered into an agreement with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 73,157 square meters of land in the Shanghai Qingpu Industrial Park District on which we are constructing this plant. The agreement provides for the payment of leasing fees of approximately $2.1 million, 10% of which we paid on April 11, 2006 as a deposit, to be refunded upon payment in full of the aggregate lease amount. The Qingpu People’s Republic Government issued its formal confirmation of the land use right necessary for the plant construction on November 30, 2007 and confirmed the leasing fee of $1,777,680 (reduced from $2.1 million because the size of the leased land was reduced to 36,075 square meters) and a refundable land deposit of $210,083. We paid the leasing fee on December 28, 2007.  In February 2009, the refundable land deposit was fully refunded and the formal land use right certificate was issued. There are no future lease payments under this land lease.

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

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The results of the SEC’s review are pending as of May 21, 2013.

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

Period	High	Low
Quarter Ended September 30, 2007	$11.80	$8.25
Quarter Ended December 31, 2007	$14.20	$8.15
Quarter Ended March 31, 2008	$14.25	$9.15
Quarter Ended June 30, 2008	$12.90	$9.12
Quarter Ended September 30, 2008	$13.00	$9.63
Quarter Ended December 31, 2008	$11.50	$6.25
Quarter Ended March 31, 2009	$11.20	$5.42
Quarter Ended June 30, 2009	$16.35	$7.97
Quarter Ended September 30, 2009	$19.00	$9.25
Quarter Ended December 31, 2009	$18.69	$11.50
Quarter Ended March 31, 2010	$19.74	$12.16
Quarter Ended June 30, 2010	$18.69	$13.93
Quarter Ended September 30, 2010	$15.65	$8.75
Quarter Ended December 31, 2010	$15.70	$10.00
Quarter Ended March 31, 2011	$17.90	$7.35
Quarter Ended June 30, 2011	$12.21	$3.46

ON PINK SHEETS:
Quarter Ended September 30, 2011	$3.72	$0.05
Quarter Ended December 31, 2011	$0.75	$0.40
Quarter Ended March 31, 2012	$2.10	$0.57
Quarter Ended June 30, 2012	$1.67	$0.70
Quarter Ended September 30, 2012	$4.49	$0.94
Quarter Ended December 31, 2012	$4.49	$0.94
Quarter Ended March 31, 2013	$2.49	$1.10
Quarter Ended June 30, 2013 (through May 20, 2013)	$2.30	$1.60

Security Holders

As of each of March 31, 2011 and May 21, 2013, there were 22,150,200 shares our common stock outstanding held by approximately 13 stockholders of record.

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

Equity Compensation Plans (As of March 31, 2011)

On January 16, 2011, the Board adopted the 2010 Equity Incentive Plan (the “2010 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2010 Plan. On March 9, 2011, the 2010 Plan was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders. As of March 31, 2011, options to purchase 910,000 shares were outstanding under the 2010 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	910,000	$14.81	590,000
Equity compensation plans not approved by security holders	-	-	-
Total	910,000	$14.81	590,000

Recent Sales of Unregistered Securities

All sales of unregistered securities during the fiscal year ended March 31, 2011 were previously disclosed.

Issuer Purchases of Equity Securities

On July 7, 2010, the Company’s Board of Directors approved a share repurchase program under which the Company may purchase up to $20 million of the Company’s outstanding common stock from time-to-time until July 7, 2011. During the fourth quarter of the Company’s fiscal year ended March 31, 2011, no purchases of the Company’s common stock were made by, or on behalf of, the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.

During the quarter ended September 30, 2010, the Company repurchased 219,800 shares of its common stock for an aggregate cost of $2,739,634. The Company recorded the entire purchase price of the treasury stock as a reduction of equity.

Performance Graph

The following graph compares the cumulative 29-month total return of holders of China-Biotics, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group index consisting of companies reporting under the Standard Industrial Classification Code 2833 (Medicinal Chemicals and Botanical Products), which are listed in footnote 1 below. The graph tracks the performance of a $100 investment in our common stock, in the SIC Code Index, and the index (with the reinvestment of all dividends) from October 23, 2008 to March 31, 2011.

	Oct-08	Dec-08	Mar-09	Jun-09	Sep-09	Dec-09	Mar-10	Jun-10	Sep-10	Dec-10	Mar-11
China-Biotics, Inc.	100	82.46	73.98	93.99	139.25	134.64	155.87	113.23	95.74	127.94	69.89
NASDAQ Composite	100	75.61	73.50	88.45	102.53	109.87	116.37	102.59	115.45	129.67	136.22
SIC Code Index	100	104.37	116.12	116.86	151.16	142.82	155.61	132.90	123.83	181.68	184.65

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

ITEM 6.  SELECTED FINANCIAL DATA

The tables below present our summary selected consolidated financial data (in thousands of U.S. dollars, except for per share data) prepared in accordance with Generally Accepted Accounting Principles of the United States of America. This information should be read in conjunction with our audited consolidated financial statements and related notes thereto, which are included in this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 34 of this Form 10-K.

The summary statement of operations data for each of the fiscal years ended March 31, 2011, 2010, 2009 and 2008, and the summary balance sheet data as of March 31, 2011, 2010, 2009 and 2008, are derived from our audited financial statements, which are included in this Form 10-K.

	2011	2010	2009	2008	2007
	$’000	$’000	$’000	$’000	$’000
Statement of Operations Data
Net Sales	108,795	81,364	54,197	42,321	30,610
Cost of goods sold	38,927	24,070	16,197	12,310	8,911
Gross profit	69,868	57,294	38,000	30,011	21,699
Income from operations	35,734	35,281	21,783	18,315	14,931
Net income	36,935	15,648	19,967	17,542	10,905
Earnings per share
Basic	1.66	0.80	1.17	1.03	0.64
Diluted	1.02	0.80	1.17	1.03	0.64
Balance Sheet Data
Current assets	173,562	181,953	87,370	79,979	41,897
Total assets	237,631	232,935	120,804	93,791	44,580
Working Capital	132,275	105,197	55,034	53,083	21,227
Non-current liabilities	-	-	23,072	22,500	-
Total Stockholder’s equity	196,344	156,179	65,396	44,395	23,910

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

Our retail products are mainly sold to distributors, who then distribute them to various retail outlets such as drug stores and supermarkets or sell directly to enterprise accounts. Typically, 60 to 90 days’ credit is given to the distributors. Our bulk additives products are primarily sold to institutional customers, such as dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies. Typically, 60 to 90 days’ credit is given to the bulk customers.

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

Our first retail product, Shining Essence, which was launched in April 2001, remains one of our best-selling products. Sales of Shining Essence represented approximately 12%, 29%, and 40% of our total sales for the years ended March 31, 2011, 2010, and 2009, respectively. In addition to Shining Essence, our research and development team has successfully developed other new retail products, such as Shining Probiotics Protein Powder and Shining Sicanel Capsules, which represented approximately 14% and 16% of our total sales for the years ended March 31, 2011, respectively. As of March 31, 2011, we have a retail product portfolio of 44 products, and we are currently selling 14 of them in the market. As we have released new products, the percentage contribution of Shining Essence to our total retail sales has decreased.

As our retail products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production of which packaging costs represent the largest cost item. Based on sales invoiced value, our bulk products have a revenue contribution of 42% in fiscal year 2011, increased from 27% in fiscal year 2010. The significant increase reflects the strategic move by management on the rapidly growing bulk additives business. In February 2010, our new bulk production facility in Qingpu commenced commercial production. The state of art bulk additives production facility has a full capacity of 150 metric tons. Management believes our new facility will help us to continue to meet the increasing market demand for high quality and low cost products.

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

We are currently focused on two fast-growing industries in China: the dairy and animal feed sectors. As of March 31, 2011, we had entered into contracts with 60 customers for the bulk additives business and as of March 31, 2013, we had entered into contracts with 129 customers to the bulk additives business. We have created a number of formulations for testing by many potential customers. We have established business relationships with a variety of commercial customers located in major cities, including Beijing, Tianjin, Chongqing, and Shanghai, and 16 provinces, including Guangdong, Jiangsu and Jiangxi, among others. These growing companies are among the leaders in the dairy, animal feed, baked foods, and pharmaceutical industries.

•	Closure of retail outlets and expansion to wholesale and e-commerce businesses - In our continuing effort to transition from a retail, business-to-consumer model to a wholesale, business-to-business model, and to improve operating efficiency, we have completed the consolidation of our retail outlets. We closed all of our retail outlets by the end of fiscal year 2011, as we believe our distribution network is more efficient for our retail products sales. Comparatively, direct selling through retail outlets involves increasing leasing expenses and staffing costs. By selecting six new distributors, we have recently expanded our distribution network into the greater Beijing area to sell the Company’s retail products. The local distributors sell the Company’s retail probiotics products through established distribution networks, including malls, supermarkets, and functional food stores. During the quarter ended March 31, 2012, we added five more distributors. We had a total of 39 distributors for retail products as of March 31, 2012. As of March 31, 2013, we have 43 distributors for retail products. In light of increasing online sales of health food and supplements in China and to maintain our existing retail customer base, “Community Network,” we established an in-house e-commerce department during the quarter ended March 31, 2011, which is dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/. Since its establishment, the in-house e-commerce department is working to better access the market and existing and potential customers. As of March 31, 2011, we had also been working with two online selling companies to sell our retail products, including www.ule.com.cn, www.rokuten.com.cn, and www.yihaodian.com. In addition, we have established a customer service center to reply to inquiries from our end users.

•	Improvement in research and development of new products and services - We continue to develop new retail products aimed at improving general human health conditions, enhancing the immune system, and reducing health problems. To further improve our competency in the bulk additives market, we continue to improve and provide our value-added service to institutional customers by assisting their lab and production testing and providing customized technical support, among other things. In addition, we are also working with certain universities, including Northeast Agricultural University, to carry out research and development projects in order to seek to increase the probiotics industry’s capability.

Our operations are generally not labor-intensive. We employed 473 people as of March 31, 2011. With production ramp up in the Phase 1 facility and the construction of Phase 2 in Qingpu, we expect significant increases in our number of employees over the next two years. We have been recruiting senior executives to strengthen our management team. However, as wages in China are relatively inexpensive, we expect that labor costs will remain insignificant.

Results of Operations for Fiscal Year Ended March 31, 2011 Compared with the Fiscal Year Ended March 31, 2010

Our net income was $36.9 million for the fiscal year ended March 31, 2011. This included changes in fair value of derivative liabilities of $12,755,000 and gain on extinguishment of derivative liabilities of $2,042,000. Excluding the changes in fair value of derivative liabilities of $12,755,000 and gain on extinguishment of derivative liabilities of $2,042,000, our net income was $22.1 million, which was 20.2% below our net income of $27.7 million (excluding $12.1 million changes in fair value of derivative liabilities loss) for the fiscal year ended March 31, 2010. Our increase in income primarily resulted from growth in our sales volume of in both our retail products and bulk additives products. Shining Essence continued to be our best selling retail product. We have enjoyed strong growth in demand for many products such as Shining Essence Stomach Protection and Shining Probiotics Protein Powder, which outpaced that of Shining Essence. In addition, bulk additives product sales accounted for 41.1% of our sales revenue, based on the invoiced value, during the year ended March 31, 2011 (26.8% in the year ended March 31, 2010), the increase of which is a result of the rapid growth in shipments to dairy and animal feed customers.

Our results for 2011 and 2010 are summarized below:

	Year ended March 31, 2011		Year ended March 31, 2010
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$108,794,932	100.00%	$81,363,973	100.00%
Cost of sales	38,926,924	35.78%	24,070,203	29.58%
Gross profit	69,868,008	64.22%	57,293,770	70.42%
Operating expenses:		%
Selling expenses	13,904,849	12.78%	13,535,225	16.64%
General and administrative expenses	20,229,024	18.59%	8,477,880	10.42%
Total operating expenses	34,133,873	31.37%	22,013,105	27.06%
Income from operations	35,734,135	32.85%	35,280,665	43.36%
Other income and expenses:		%
Changes in fair value of derivative liabilities	12,755,000	11.72%	(12,137,000)	(14.92)%
Gain on extinguishment of derivative liabilities	2,042,000	1.88%	-	-%
Interest expense	(4,930,896)	(4.53)%	-	-%
Interest income	512,578	0.47%	292,644	0.36%
Other income	1,665	0.01%	-	-%
Other expenses	(55,049)	(0.05)%	-	-%
Exchange (losses) gain, net	(141,607)	(0.13)%	-	-%
Total other income (expenses)	10,183,691	9.36%	(11,844,356)	(14.56)%
Income before taxes	45,917,826	42.21%	23,436,309	28.80%
Provision for income taxes	8,982,349	8.26%	7,788,348	9.57%
Net income	$36,935,477	33.95%	$15,647,961	19.23%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the fiscal years 2011 and 2010 comprised the following:

	Year ended March 31,
	2011	2010
Invoiced value on sales	$113,007,667	$86,056,225
Less: Sales discount	(3,779,603)	(4,150,256)
Less: Sales tax	(433,132)	(541,996)
	$108,794,932	$81,363,973

Net sales increased by $27,430,959 or 33.71% to $108,794,932 for the fiscal year ended March 31, 2011 from $81,363,973 for the fiscal year ended March 31, 2010. The increase was mainly attributable to increased sales volume in bulk additives products, and increases in average selling prices due to changes in sales mix of retail products.

The contributions of our products as a percentage of invoiced value on sales for the years ended March 31, 2011 and 2010, respectively, are summarized below.

	Year ended March 31,
	2011	2010
Retail	58.9%	73.2%
Bulk additives	41.1%	26.8%
	100.0%	100.0%

Unit volume and unit prices comparatives (on the invoiced value of sales) for 2011 and 2010 are summarized below.

	Percentage increase (decrease) from the prior year
	Year ended March 31,
	2011			2010
	Unit volume	Selling prices	Overall increase / (decrease)	Unit Volume	Selling prices	Overall increase / (decrease)
Retail	(7)%	11%	3%	18%	4%	23%
Bulk additives	70%	13%	92%	641%	(33)%	382%

Based on the invoiced value of sales, the retail products invoiced sales contributions decreased to 58.9% in the fiscal year ended March 31, 2011 from 73.2% in the fiscal year ended March 31, 2010. Although the net sales of retail products increased by $4,319,587 or 7.42% to $62,564,210 for the fiscal year ended March 31, 2011 from $58,244,623 for the fiscal year ended March 31, 2010, the growth rate of retail products is comparative lower than the bulk products. As a result, the sales contributions of retail products declined. The increase in sales of retails products was attributable to the increasing sales of new retail products, including Shining Probiotics Protein Powder and Shining Sicanel Capsules, which represented 14% and 16% of our invoiced sales, respectively, for the fiscal year ended March 31, 2011 from 5% and 3% of our invoiced sales, respectively, for the fiscal year ended March 31, 2010.

Based on the invoiced value of sales, the bulk additives products had invoiced sales contributions of 40.5% in the fiscal year ended March 31, 2011, increased from 26.8% in the fiscal year ended March 31, 2010. The net sales of bulk products increased $23,111,372 or 99.97% to $46,230,722 for the fiscal year ended March 31, 2011 from $23,119,350 for the fiscal year ended March 31, 2010. The increase is attributable to the increasing the number of bulk products customers to 60 at March 31, 2011 from 29 at March 31, 2010 and the increase in total market demand on bulk products for the fiscal year ended March 31, 2011. This significant increase reflects the strategic move by management on the rapidly growing bulk additives business.

Cost of sales

Cost of sales for the year ended March 31, 2011 was $38,926,924 compared with $24,070,203 for the year ended March 31, 2010. The increase in cost of sales was primarily caused by the increase of products sold and production costs during the fiscal year 2011. During the fiscal year 2011, the new production plant in Qingpu has just commenced commercial production of bulk products, which need employ new set of production staff for it operations and increase the direct labour cost on production. There were 196 production staff at the year ended March 31, 2011 comparing 124 production staff at the year ended March 31, 2010. The amortization and depreciation of new production plant was also charged to the production costs. These are the primary causes for the increase in productions cost.

Unit volume and unit costs comparatives for the year ended March 31, 2011 and 2010 are summarized below.

	Percentage increase (decrease) from the prior year
	Year ended March 31,
	2011			2010
	Unit volume	Unit Costs	Overall increase / (decrease)	Unit Volume	Unit Costs	Overall increase / (decrease)
Retail	(7)%	30%	21%	18%	5%	24%
Bulk additives	70%	38%	134%	641%	(61)%	250%

Gross profit

Gross profit increased by $12,574,238 or 21.95% from $57,293,770 for the 2010 fiscal year to $69,868,008 for the 2011 fiscal year. This represents a 70.1% increase of bulk additive products sold, which primarily reflects increases in overall sales volume. Our gross profit margin slightly decreased to 65.7% from 70.4% for the 2010 fiscal year. The decline of gross profit margin is attributable to the change of products mix, as the increase of bulk additives sales and other retail products, such as protein powder, which are at lower margin.

Selling expenses

Selling expenses were $13,904,849 or 12.78% of net sales for the fiscal year ended March 31, 2011, compared with $13,535,225 or 16.64% of net sales for the fiscal year ended March 31, 2010. The operating costs of the retail outlets are included as selling expenses. This slight increase in selling expenses was primarily attributable to the increase of promotion expenses related to our bulk additives products totaling $1,248,054, the increase in salaries of $946,488, and net off by decrease of rental expenses of $2,096,119 by consolidation of the retail outlets.

General and administrative expenses

General and administrative expenses were $20,229,024 or 18.59% of net sales for the year ended March 31, 2011 compared with $8,477,880 or 10.42% of net sales for the year ended March 31, 2010. The increase in general and administrative expenses was mainly attributable to an increase of staff and administrative costs incurred in the operation of our new plant in Qingpu of $4.3 million, research and development (“R&D”) costs of our new plant in Qingpu of $1.3 million, and directors’ fees and senior executive bonuses of the Company, including the issuance of options on January 16, 2011, of $1.5 million.

Income from operations

Income from operations increases of $453,470 or 1.29% to $35,734,135 for the fiscal year ended March 31, 2011 from $35,280,665 for the fiscal year ended March 31, 2010. The increase is mainly attributable to the increase of sales for the fiscal year ended March 31, 2011.

Total other income (expenses)

Total other income of $10,183,691 mainly consisted of the changes in fair value of derivative liabilities and interest income of $12,755,000 and $512,578, respectively, for the fiscal year ended March 31, 2011. Comparing with total other expenses of $11,844,356 mainly consisted of the changes in fair value of derivative liabilities and interest income of ($12,137,000) and $292,644, respectively, for the fiscal year ended March 31, 2010. The increase in total income is mainly attributable to the increase of change in fair value of derivative liabilities. The interest expenses were charged to expenses in the amount of $4,930,896 and $0, respectively, for the years ended March 31, 2011 and 2010. Capitalized interest was nil and $5,891,051 for the years ended March 31, 2011 and 2010, respectively.

Provision for income taxes

Provision for income taxes was $8,982,349 and $7,788,348 for the fiscal years ended March 31, 2011 and 2010, respectively. The increase in income tax payable is preliminary attributable to an increase in operating profit.

Net income

Net income increases of $21,287,516 or 136.04% to $36,935,477 for the fiscal year ended March 31, 2011 from $15,647,961 for the fiscal year ended March 31, 2010. The increase of net income is mainly attributable to the increase of total other income of $22,028,047 by increase of change in fair value of derivative liabilities for the fiscal year ended March 31, 2011.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For fiscal year 2011, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced production since February 2010 with a separate production and distribution channel. As the separate entity of production, there are also separate operational management teams and operations and marketing strategies. Therefore, we have adopted the segment reporting since fiscal year 2011.

For comparison purpose, we have prepared the segment information of prior years in according to the proportion of invoiced value of sales of two segments.

Retail products

The results of retail products segment for the fiscal years ended March 31, 2011 and 2010 are summarized as below:

	Year ended March 31, 2011		Year ended March 31, 2010
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$62,564,210	100.00%	$58,244,623	100.00%
Cost of sales	22,844,520	36.51%	17,726,020	30.43%
Gross profit	39,719,690	63.49%	40,518,603	69.57%
Operating expenses:
Selling expenses	10,357,414	16.55%	10,012,282	17.19%
General and administrative expenses	6,203,158	9.91%	4,137,811	7.10%
Total operating expenses	16,560,572	26.46%	14,150,093	24.29%
Income from operations	$23,159,118	37.03%	$26,368,510	45.27%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the fiscal years 2011 and 2010 comprised the following:

	Year ended March 31,
	2011	2010
Invoiced value on sales	$66,536,259	$62,797,788
Less: Sales discount	(3,779,603)	(4,150,256)
Less: Sales tax	(192,446)	(402,909)
	$62,564,210	$58,244,623

Net sales increased by $4,319,587 or 7.42% to $62,564,210 for the fiscal year ended March 31, 2011 from $58,244,623 for the fiscal year ended March 31, 2010, the growth rate of retail products is comparative lower than the bulk products. The increase in sales of retails products is preliminary attributable to the increasing sales of new retail products, including Shining Probiotics Protein Powder and Shining Sicanel Capsules, which are representing 14% and 16% of our invoiced sales, respectively, for the fiscal year ended March 31, 2011 from 5% and 3% of our invoiced sales, respectively, for the fiscal year ended March 31, 2010.

Cost of sales

Cost of sales increased by $5,118,500 or 28.88% to $22,844,520 for the year ended March 31, 2011 from $17,726,020 for the year ended March 31, 2010. The increase in cost of sales was primarily caused by the increase of products sold and direct labour costs during the fiscal year 2011.

Gross profit

Gross profit slightly decreased by $798,913 or 1.97% to $39,719,690 for the year ended March 31, 2011 from $40,518,603 for the year ended March 31, 2010. The slightly decrease of gross profit was primarily caused by sales mix of retail products, which the lower margin products, such as protein powder, have a significant portion around 24% of net sales of retail products segment for the fiscal year 2011, which was only 8% of net sales of retail products segment for the fiscal year 2010.

Selling expenses

Selling expenses were $10,357,414 or 16.55% of net sales for the fiscal year ended March 31, 2011, compared with $10,012,282 or 17.19% of net sales for the fiscal year ended March 31, 2010. The selling expenses mainly included the rental of retail outlets, staff costs and advertising expenses. This slight increase in selling expenses was primarily attributable to the increase of salaries and allowance of $1,516,115 and net off by the decrease in rental of $1,167,104, result from the consolidation of all retail outlets during the fiscal year ended March 31, 2011.

General and administrative expenses

General and administrative expenses were $6,203,158 or 9.91% of net sales for the year ended March 31, 2011 compared with $4,137,811 or 7.10% of net sales for the year ended March 31, 2010. The increase in general and administrative expenses was mainly attributable to an increase of research and development costs of $1,172,967 or 44.12% to $3,831,633 from $2,658,666 for the fiscal years ended March 31, 2011 and 2010, respectively.

Income from operations

Income from operations decreases of $3,209,392 or 12.17% to $23,159,118 for the fiscal year ended March 31, 2011 from $26,368,510 for the fiscal year ended March 31, 2010. The decrease is mainly attributable to the increase of research and development costs for the fiscal year ended March 31, 2011.

Bulk products

The results of bulk products segment for the fiscal years ended March 31, 2011 and 2010 are summarized as below:

	Year ended March 31, 2011		Year ended March 31, 2010
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$46,230,722	100.00%	$23,119,350	100.00%
Cost of sales	16,082,404	34.79%	6,344,183	27.44%
Gross profit	30,148,318	65.21%	16,775,167	72.56%
Operating expenses:
Selling expenses	3,547,435	7.67%	3,522,944	15.24%
General and administrative expenses	6,172,289	13.35%	2,583,228	11.17%
Total operating expenses	9,719,724	21.02%	6,106,172	26.41%
Income from operations	$20,428,594	44.19%	$10,668,995	46.15%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the fiscal years 2011 and 2010 comprised the following:

	Year ended March 31,
	2011	2010
Invoiced value on sales	$46,471,408	$23,258,437
Less: Sales tax	(240,686)	(139,087)
	$46,230,722	$23,119,350

Net sales increased by $23,111,372 or 99.97% to $46,230,722 for the fiscal year ended March 31, 2011 from $23,119,350 for the fiscal year ended March 31, 2010, the growth rate of bulk products is comparative higher than the retail products. The increase is attributable to the increasing the number of bulk products customers to 60 at March 31, 2011 from 29 at March 31, 2010 and the increase in total market demand on bulk products for the fiscal year ended March 31, 2011. This significant increase reflects the strategic move by management on the rapidly growing bulk additives business.

Cost of sales

Cost of sales increased by $9,738,221 or 153.50% to $16,082,404 for the year ended March 31, 2011 from $6,344,183 for the year ended March 31, 2010. The increase in cost of sales was primarily caused by the increase of products sold and production costs for operation of new plant in Qingpu during the fiscal year 2011.

Gross profit

Gross profit increased by $13,373,151 or 79.72% to $30,148,318 for the year ended March 31, 2011 from $16,775,167 for the year ended March 31, 2010. The increase of gross profit was primarily caused by increase of sales due to increase of customers to 60 from 29 for the fiscal year 2011 and 2010, respectively.

Selling expenses

Selling expenses were $3,547,435 or 7.67% of net sales for the fiscal year ended March 31, 2011, compared with $3,522,944 or 15.24% of net sales for the fiscal year ended March 31, 2010. The selling expenses mainly included the staff costs, advertising and promotion expenses. This slight increase in selling expenses was primarily attributable to the increase of promotion expenses of $1,748,295 and net off by the decrease of salaries and allowance of $569,627 and rental of $929,015, during the fiscal year ended March 31, 2011.

General and administrative expenses

General and administrative expenses were $6,172,289 or 13.35% of net sales for the year ended March 31, 2011 compared with $2,583,228 or 11.17% of net sales for the year ended March 31, 2010. The increase in general and administrative expenses was mainly attributable to an increase of R&D costs of $1,789,801 or 177.79% to $2,796,515 from $1,006,714 for the fiscal years ended March 31, 2011 and 2010, respectively. The Company established a strong research and development team supported by over 10 PhDs and 30 masters' degree holders. The number of probiotics strains in the Company's proprietary strain library has now increased to over 1,000. The Company will continue to invest in its core technology of bacteria cultures and preservation, while expanding its product line and applications to address specific health problems. There was also an increase of depreciation of $1,085,895 to $1,192,158 from $106,263 for the fiscal years ended March 31, 2011 and 2010, respectively, due to the depreciation of new fixed assets being used in new plant in Qingpu for the fiscal year 2011.

Income from operations

Income from operations increased of $9,759,599 or 91.48% to $20,428,594 for the fiscal year ended March 31, 2011 from $10,668,995 for the fiscal year ended March 31, 2010. The increase is mainly attributable to the increase of gross profit of $13,373,151 by sales increase and net off the increase in research and development costs of $3,122,650 for the fiscal year ended March 31, 2011.

Results of Operations for Fiscal Year Ended March 31, 2010, Compared with the Fiscal Year Ended March 31, 2009

Our net income was $15.6 million for the fiscal year ended March 31, 2010. This included changes in fair value of derivative liabilities of $(12,137,000). Excluding the changes in fair value of derivative liabilities of $(12,137,000). Excluding this changes in fair value of derivative liabilities, our net income was $27.7 million, which was 63.9% above our net income of $16.9 million (excluding $3.1 million changes in fair value of derivative liabilities) for the fiscal year ended March 31, 2009. Our growth in net income primarily resulted from growth in our sales volume of our products. Shining Essence continued to be our best selling product. We have enjoyed strong growth in demand for many products such as Shining Essence Stomach Protection and Shining Probiotics Protein Powder, which outpaced that of Shining Essence. In addition, new product sales now account for 26.8% of our sales revenue during the year ended March 31, 2010 (8.3% in the year ended March 31, 2009). As a result, the percentage of sales revenue attributable to Shining Essence has been diluted to only 29% of our total sales revenue in the year ended March 31, 2010 (40% in the year ended March 31, 2009).

Our results for 2010 and 2009 are summarized below:

	Year ended March 31, 2010		Year ended March 31, 2009
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$81,363,973	100.00%	$54,197,082	100.00%
Cost of sales	(24,070,203)	29.58%	(16,197,267)	29.89%
Gross profit	57,293,770	70.42%	37,999,815	70.11%
Operating expenses:
Selling expenses	13,535,225	16.64%	11,563,012	21.34%
General and administrative expenses	8,477,880	10.42%	4,653,709	8.59%
Total operating expenses	22,013,105	27.06%	16,216,721	29.92%
Income from operations	35,280,665	43.36%	21,783,094	40.19%
Other income and expenses:
Changes in fair value of derivative liabilities	(12,137,000)	14.92%	3,092,000	5.71%
Interest income	292,644	0.36%	254,183	0.47%
Total other income (expenses)	(11,844,356)	14.56%	3,346,183	6.17%
Income before taxes	23,436,309	28.80%	25,129,277	46.37%
Provision for income taxes	(7,788,348)	9.57%	(5,162,388)	9.52%
Net income	$15,647,961	19.23%	$19,966,889	36.84%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the fiscal years 2010 and 2009 comprised the following:

	Year ended March 31,
	2010	2009
Invoiced value on sales	$86,056,225	$56,405,974
Less: Sales discount	(4,150,256)	(1,623,313)
Less: Sales tax	(541,996)	(585,579)
	$81,363,973	$54,197,082

Net sales of $81,363,973 for the fiscal year ended March 31, 2010, were 50.1% or $27,166,891 above the net sales of $54,197,082 for the fiscal year ended March 31, 2009. The increase was mainly attributable to increased sales volume and increases in average selling prices due to changes in sales mix.

The contributions of each product as a percentage of invoiced value on sales for the year ended March 31, 2010, and 2009, respectively, are summarized below. New product sales (including Stomach Protection, Protein Powder, and others) now account for 33% of our sales revenue for the year ended March 31, 2010. While the sales revenues of Essence and Signal capsules have remained stable, their percentage contributions to our sales revenue have been diluted by increases in new product sales.

	Year ended March 31,
	2010	2009
Retail	73.2%	91.7%
Bulk additives	26.8%	8.3%
	100.0%	100.0%

Unit volume and unit prices comparatives (on the invoiced value of sales) for 2010 and 2009 are summarized below.

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2010			2009
	Unit volume	Selling prices	Overall increase / (decrease)	Unit volume	Selling prices	Overall increase / (decrease)
Retail	18%	4%	23%	7%	3%	10%
Bulk additives	641%	(33)%	382%	850%	-%	850%

Cost of sales

Cost of sales for the year ended March 31, 2010, was $24,070,203 compared with $16,197,267 for the year ended March 31, 2009. The increase in cost of sales was primarily caused by increased packaging cost during the fiscal year 2009.

Unit volume and unit costs comparatives for the year ended March 31, 2010, and 2009, are summarized below.

	Percentages increase (decrease) from the prior year
	Year ended March 31,
	2010			2009
	Unit volume	Unit costs	Overall increase / (decrease)	Unit volume	Unit costs	Overall increase / (decrease)
Retail	18%	5%	24%	7%	3%	10%
Bulk additives	641%	(61)%	250%	850%	(10)%	765%

Gross profit

Gross profit increased by $19,293,955 or 50.8% from $37,999,815 for the 2009 fiscal year to $57,293,770 for the 2010 fiscal year. This represents a 50.8% increase, which reflects primarily increases in sales volume. Our gross profit margin remained the same as last year at 70%.

Selling expenses

Selling expenses were $13,535,225 or 16.6% of net sales for the fiscal year ended March 31, 2010 compared with $11,563,012 or 21.3% of net sales for the fiscal year ended March 31, 2009. The operating costs of the retail outlets are included as selling expenses. This increase in selling expenses was primarily caused by an increase in overall sales.

General and administrative expenses

General and administrative expenses were $8,477,880 or 10.4% of net sales for the year ended March 31, 2010, compared with $4,653,709 or 8.6% of net sales for the year ended March 31, 2009. The increase in general and administrative expenses was due to additional research costs of $3,665,379 related to the development and launch of new products, and staff and administrative costs incurred in connection with the construction of the new Qingpu plant.

Other Income and expenses

For the year ended March 31, 2010, total other income (expenses) of $(11,844,356) consisted mainly of change in derivative liabilities of $(12,137,000) and interest income of $292,644. For the year ended March 31, 2009, total other income (expenses) of $3,346,183 consisted mainly of change in derivative liabilities of $3,092,000 and interest income of $254,183. For the years ended March 31, 2010 and 2009, interest totaled $5,891,051 and $4,781,139, respectively, and was capitalized.

Provision for income taxes

Provision for income taxes was $7.79 million and $5.16 million for the fiscal years ended March 31, 2010, and 2009, respectively. The increase in income tax payable is attributable to an increase in operating profit.

Net income

Net income decreased of $4,318,928 or 21.63% to $15,647,961 for the fiscal year ended March 31, 2010 from $19,966,889 for the fiscal year ended March 31, 2009. The decrease of net income is mainly attributable to the change in fair value of derivative liabilities of $(12,137,000) for the year ended March 31, 2010.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For fiscal year 2011, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced production since February 2010 with a separate production and distribution channel. As the separate entity of production, there are also separate operational management teams and operations and marketing strategies. Therefore, we have adopted the segment reporting since fiscal year 2011.

Liquidity and Capital Resources

Liquidity

We had cash of $144.0 million and working capital of $139.5 million as of March 31, 2011, cash of $155.6 million and working capital of $145.3 million as of March 31, 2010, and cash of $70.8 million and working capital of $55.0 million as of March 31, 2009.

Our statements of cash flow for the years ended March 31, 2011, 2010 and 2009 are summarized as below:

	Years ended March 31,
	2011	2010	2009

Net cash provided by operating activities	$25,787,368	$29,525,621	$23,635,247
Net cash used in investing activities	(15,223,029)	(13,773,354)	(17,479,673)
Net cash (used in)/provided by financing activities	(25,000,119)	70,111,524	1,413,944
Effect of exchange rate changes on cash	2,844,756	(1,108,461)	(1,055,925)
Net (decrease)/increase in cash and cash equivalents balances	$(11,591,024)	$84,755,331	$6,513,593

Operating activities

Cash generated from operations was $25.8 million, $29.6 million, and $23.6 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

During the year ended March 31, 2011, we had positive cash flow from operating activities of $25.8 million primarily attributable to income from operations of $35.7 million. Net cash provided by operating activities during the year ended March 31, 2011 decreased by $3.8 million compared to the same period in 2010. The primary source of this decrease was due to the decrease in income from operations, which in turn was primarily due to the increase in interest expenses on convertible promissory note which could not be capitalized.

During the year ended March 31, 2010, we had positive cash flow from operating activities of $29.6 million primarily attributable to income from operations of $35.3 million. Net cash provided by operating activities during the year ended March 31, 2010 increased by $5.9 million compared to the same period in 2009. The primary source of this increment was due to the increase in income from operations, which in turn was primarily due to the increase in the sales of retail products as mentioned in our discussion of “Results of operations – Net Sales”.

Investing activities

We had capital expenditures totaling $15.2 million for the year ended March 31, 2011, primarily related to construct the new plant in Qingpu and payments for the lease of land in Yangling, amount to $12.1 million and $3.1 million, respectively.

We had capital expenditures totaling $13.8 million for the year ended March 31, 2010, primarily related to construct the new plant in Qingpu.

We spent $17.5 million on fixed assets in fiscal year 2009.

At our Pudong plant, the Company plans to expand the retail product packaging facility and make technical improvements to the existing fermentation facility, which will cost approximately $3 million.

On August 12, 2010, the Company obtained admission to enter the Yangling Agricultural High-tech Industries Demonstration Zone (“Yangling”) in Shaanxi Province of China and formed a new subsidiary, Growing Yangling, for this project. The registered capital of Growing Yangling is $50 million. During the year ended March 31, 2011, the Company injected $7.5 million as a part of registered capital of Growing Yangling. According to the approval from the government agency dated October 12, 2010, the remaining balance of Growing Yangling’s registered capital of $42.5 million must be injected before July 13, 2013

Financing activities

We had net cash of $25.0 million used in financing activities in fiscal year 2011. We had net cash of $70.1 million and $1.4 million generated from financing activities in fiscal year 2010 and 2009, respectively. Details on our financing activities for the three fiscal years are as follows:

	Years ended March 31,
	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance from a director	$2,739,515	$3,113,900	$1,413,944
Proceeds from issue of common stock	-	74,906,572	-
Purchase of treasury stock	(2,739,634)	-	-
Repayment of convertible bond	(25,000,000)	-	-
Repayment and advance to a director	-	(7,908,948)	-
NET CASH (USED IN)/PROVIDED BYFINANCING ACTIVITIES	$(25,000,119)	$70,111,524	$1,413,944

The net cash used in financing activities for the year ended March 31, 2011 primarily on repayment of convertible bond and purchase of treasury stock of $25.0 million (detail discussed below under “Capital Resources”) and $2.7 million, respectively.

The net cash provided from financing activities for the year ended March 31, 2010 primarily on proceeds from issuance of common stock of $74.9 million and detail discussed below under “Capital Resources.”

The net cash provided from financing activities for the year ended March 31, 2009 primarily cash advance from director.

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

Issuance of Convertible Note

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

CAPITAL EXPENDITURES AND INVESTMENTS

On August 12, 2010 (the “Effective Date”), BDH, an indirect wholly-owned subsidiary of the Company, entered into a District Entrance Project Agreement (the “Project Agreement”) with the Governing Committee of the Yangling Agricultural High-tech Industries Demonstration Zone (“Yangling”) in Shaanxi Province of China, pursuant to which BDH will construct a new facility in the Yangling to be used for the production of probiotics and related biological products for the animal feed industry (the “Yangling Project”).

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of March 31, 2013, Growing Yangling entered into agreements with contractors related to the construction of the plant and manufacturing facilities for future payment of $2,548,749 and $2,458,630, respectively. Subsequent to March 31, 2012, Growing Yangling entered into agreements with contractors for approximately $15,750,000 (RMB 99,400,000) for the purchase of production equipment.

Inflation

We believe that inflation has not had a material impact on our results of operations for the fiscal years ended March 31, 2011 and 2010.

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

Regarding our bulk additive products, while it is still too early to tell, we expect that our bulk additives sales will not be seasonal in nature because the bulk products are purchased by food manufacturers consistently over the year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Operating Leases

As of March 31, 2011, future minimum lease payments under non-cancellable operating leases for office, warehouse and factory were as follows:

March 31, 2011
Payable within
2012	$617,192
2013	283,939
2014	-
2015	-
2016	-
Thereafter	-

$901,131

Rental expense, which was charged to expense, amounted to $1,689,880, $3,906,098, $3,363,300 for the years ended March 31, 2011, 2010 and 2009, respectively.

Capital commitments

On August 12, 2010, BDH, a subsidiary of the Company, entered into the agreements with a government agency to establish manufacturing facilities for animal probiotics products in the Yangling Agricultural High-tech Industries Demonstration Zone in Shaanxi Province of China. In furtherance of such agreements, BDH incorporated a foreign, wholly owned subsidiary, Growing Yangling, with a registered capital of $50 million. As of March 31, 2013, the Company had injected into Growing Yangling $7.5 million as registered capital. According to the approval from the government agency dated October 12, 2010, the remaining balance of Growing Yangling’s registered capital of $42.5 million must be injected before July 13, 2013.

The cost for constructing the Growing Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of March 31, 2013, Growing Yangling entered into agreements with contractors related to the construction of the plant and manufacturing facilities for future payment of $2,548,749 and $2,458,630, respectively. Subsequent to March 31, 2012, Growing Yangling entered into agreements with contractors for approximately $15,750,000 (RMB 99,400,000) for purchase of production equipment.

Purchase obligations

The Company entered into the agreements with the suppliers to purchase raw materials and packing materials. The amount of future payments is $14,914,403.

Critical Accounting Policies

This MD&A discusses our consolidated financial statements for the years ended March 31, 2011, 2010, and 2009. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Those estimates and assumptions include estimates for allowance for doubtful accounts, inventory valuation, impairment consideration, assumptions used in the valuation of derivative liabilities, and estimates for potential penalties for late payment of taxes.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any unrecoverable receivables. We also have never experienced situations causing us to cast doubt on the ability of our customers to make required payments. We had trade receivables totaling $26,194,313 and $21,008,664 as of March 31, 2011 and 2010, respectively, and no allowance for doubtful accounts for the years ended March 31, 2011 and 2010, respectively. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this 10-K, and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for all applicable tax liabilities (other than potential tax penalties), plus interest, for all years prior to 2005 has been recorded. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

Recent Accounting Pronouncements

See Note 2 to the Notes to the Consolidated Financial Statements for the Years Ended March 31, 2011, 2010, and 2009.

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

Fair Value Risk

We record an adjustment to the fair value of the derivative liabilities. The change in the value of these instruments is primarily impacted by the price of our stock at the end of each reporting period. This adjustment creates a non-cash effect on our statement of operations which may have a significant impact.

Inflation

Inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase to cope with these inflated costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011, 2010, AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China-Biotics, Inc.

We have audited the accompanying consolidated balance sheets of China-Biotics, Inc. and Subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China-Biotics, Inc. and Subsidiaries as of March 31, 2011 and 2010, and the results of their consolidated operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Biotics, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 21, 2013 expressed an adverse opinion thereon.

On September 15, 2011, the staff of the Securities and Exchange Commission (“SEC”) informed the Company it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for the Commission’s review of this decision. The results of the review are pending as of May 21, 2013. If the registration of the Company’s securities is revoked, no U.S. registered broker-dealer may execute trades in the Company’s shares.

WEINBERG & COMPANY, P.A.

Los Angeles, California

May 21, 2013

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

	March 31, 2011	March 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$143,988,348	$155,579,372
Accounts receivable, net	26,194,313	21,008,664
Inventories	1,772,321	1,100,707
Prepayments	1,245,565	1,104,149
Other receivables	276,047	791,906
Amount due from a director	-	2,367,892
Deposits	85,546	-
Total current assets	173,562,140	181,952,690
Prepayments – long term	3,146,229	-
Property, plant and equipment, net	59,142,556	48,886,077
Land use right, net	1,780,354	1,797,082
Deferred tax assets	-	298,833
Total assets	$237,631,279	$232,934,682
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,532,443	$5,850,988
Other payables and accruals	4,439,986	1,815,487
Taxes payables	30,942,752	28,989,337
Amount due to a director	371,623	-
Convertible note, net of discount of $2,853,094 as of March 31, 2010	-	22,146,906
Derivative liabilities	-	14,797,000
Interest payable	-	3,156,035
Total current liabilities	41,286,804	76,755,753
Commitments and contingencies
Stockholders' equity:
Preferred stock (par value of $0.01, 10,000,000 shares authorized, none issued)	$-	$-
Common stock (par value of $0.0001, 100,000,000 shares authorized, 42,370,000 shares issued and 22,150,200 outstanding as of March 31, 2011, and 42,370,000 shares issued and 22,370,000 outstanding as of March 31, 2010)	4,237	4,237
Additional paid-in capital	83,242,926	82,769,074
Retained earnings	102,377,471	65,441,994
Treasury stock at cost (20,219,800 shares and 20,000,000 shares as of March 31, 2011 and 2010, respectively)	(2,741,634)	(2,000)
Accumulated other comprehensive income	10,435,681	4,939,830
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders' equity	$196,344,475	$156,178,929
Total liabilities and stockholders' equity	$237,631,279	$232,934,682

The accompanying notes are an integral part of these consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(Amounts expressed in US Dollars)

	Years ended March 31,
	2011	2010	2009
Net sales	$108,794,932	$81,363,973	$54,197,082
Cost of sales	38,926,924	24,070,203	16,197,267
Gross profit	69,868,008	57,293,770	37,999,815
Operating expenses:
Selling expenses	13,904,849	13,535,225	11,563,012
General and administrative expenses	13,498,510	4,872,670	3,016,694
Research and development	6,730,514	3,665,388	3,229,788
Other income and exchange gains	-	(60,178)	(1,592,773)
Total operating expenses	34,133,873	22,013,105	16,216,721
Income from operations	35,734,135	35,280,665	21,783,094
Other income and expenses:
Changes in the fair value of derivative liabilities	12,755,000	(12,137,000)	3,092,000
Gain on extinguishment of derivative liabilities	2,042,000	-	-
Interest expense	(4,930,896)	-	-
Interest income	512,578	292,644	254,183
Other income (expenses), net	(194,991)	-	-
Total other (expenses) income	10,183,691	(11,844,356)	3,346,183
Income before taxes	45,917,826	23,436,309	25,129,277
Income taxes	8,982,349	7,788,348	5,162,388
Net income	36,935,477	15,647,961	19,966,889
Other comprehensive income
Foreign currency translation adjustment	5,495,851	228,042	1,034,198
Comprehensive income	$42,431,328	$15,876,003	$21,001,087

Weighted average number of share:
Basic	22,241,076	19,605,589	17,080,000
Diluted	23,689,004	19,605,589	17,080,000

Earnings per share:
Basic	$1.66	$0.80	$1.17
Diluted	$1.02	$0.80	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amounts expressed in US Dollars)

	Common Stock					Accumulated
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Other Comprehensive Income	Capital & Statutory Reserves	Total

Balance- April 1, 2008	41,461,004	$4,146	$7,863,031	$29,827,144	$(2,438)	$3,677,590	$3,025,794	$44,395,267
Net income				19,966,889				19,966,889
Foreign currency translation adjustments						1,034,198		1,034,198

Balance- March 31, 2009	41,461,004	4,146	7,863,031	49,794,033	(2,438)	4,711,788	3,025,794	65,396,354
Insurance of common stock	5,290,000	529	74,906,043					74,906,572
Net income				15,647,961				15,647,961
Foreign currency translation adjustments						228,042		228,042
Cancellation of shares	(4,381,004)	(438)			438			-
Balance- March 31, 2010	42,370,000	4,237	82,769,074	65,441,994	(2,000)	4,939,830	3,025,794	156,178,929
Purchase of treasury stock					(2,739,634)			(2,739,634)
Fair value of vested options			473,852					473,852
Net income				36,935,477				36,935,477
Foreign currency translation adjustments						5,495,851		5,495,851

Balance- March 31, 2011	42,370,000	$4,237	$83,242,926	$102,377,471	$(2,741,634)	$10,435,681	$3,025,794	$196,344,475

The accompanying notes are an integral part of these consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts expressed in US Dollars)

	Years ended March 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,935,477	$15,647,961	$19,966,889
Adjustments for:
Change in fair value of derivative liabilities	(12,755,000)	12,137,000	-
Gain on extinguishment of derivative liabilities	(2,042,000)	-	-
Loss on disposal of property, plant and equipment	296,568	-	30,022
Amortization	97,925	37,635	46,427
Depreciation	4,591,402	1,910,316	1,721,700
Fair value of vested options	473,852	-	-
Change in deferred tax	310,007	55,850	(354,197)
Amortization of debt discount	2,853,094	-	-
Change in operating assets and liabilities:
Accounts receivable	(4,317,173)	(6,529,223)	(920,958)
Inventories	(624,846)	(155,547)	(141,055)
Deposits	(85,275)	-	-
Prepayments	(96,187)	(758,998)	540,677
Other receivables	546,345	203,369	-
Accounts payable	(554,839)	2,915,868	43,042
Taxes payable	771,494	3,767,245	2,978,145
Interest payable	(3,156,035)	-	-
Other payables and accruals	2,542,559	294,145	(275,445)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,787,368	29,525,621	23,635,247
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(12,078,394)	(13,773,354)	(16,671,454)
Prepayments for long-term capital expenditures	(3,136,270)	-	-
Acquisition of land use right	(8,365)	-	-
Payment of capital expenditures	-	-	(808,219)
NET CASH USED IN INVESTING ACTIVITIES	(15,223,029)	(13,773,354)	(17,479,673)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible note	(25,000,000)	-
Proceeds from issuance of common stock	-	74,906,572	-
Purchase of treasury stock	(2,739,634)	-	-
Advance from a director	2,739,515	3,113,900	1,413,944
Repayment and advances to a director	-	(7,908,948)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(25,000,119)	70,111,524	1,413,944
Effect of exchange rate changes on cash	2,844,756	(1,108,461)	(1,055,925)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,591,024)	84,755,331	6,513,593
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	155,579,372	70,824,041	64,310,448
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$143,988,348	$155,579,372	$70,824,041

Supplemental of disclosure cash flow information:
Interest paid	$5,434,983	$1,005,885	$808,219
Income tax paid	$6,742,742	$5,329,205	$3,119,911
Capitalization of interests, amortization of debt discount, and accrued of interest	$-	$4,891,051	$3,781,139

The accompanying notes are an integral part of these consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

(Amounts expressed in US Dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

China-Biotics, Inc. (sometimes referred to as “China-Biotics” or the “Company”) is engaged in the research, development, production, marketing, and distribution of probiotics products (which we sometimes refer to as “probiotics”), which are products that contain live microbial food supplements that beneficially affect the host by improving its intestinal microbial balance.

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

On August 11, 2005, SGI entered into an agreement to acquire 100% of the outstanding Shining shares from the Original SGI Shareholders and Shengyuan in exchange for cash of $2.3 million dollars (RMB 18,350,000). On August 19, 2005, the transaction was approved by the Economic and Trade Bureau of the Pudong New District, Shanghai, PRC, and in October 2005, SGI paid $2.3 million dollars to the Original SGI Shareholders and Shengyuan. In December 2005, a revised business license was issued to Shining as a Wholly Owned Foreign Corporation, signifying the formal recognition of SGI as Shining’s sole shareholder by the Chinese government authorities.

Also on August 11, 2005, SGI granted the Original SGI Shareholders the option to purchase an aggregate of 9,000 shares of SGI for $1.00 per share. On October 25, 2005, the Original SGI Shareholders exercised the option and purchased 9,000 shares of SGI (representing 90% of the ownership of SGI) for an aggregate of $9,000. In the share exchange with Otish Resources, Inc., the Original SGI Shareholders exchanged 9,000 shares of SGI for 10,067,400 shares of the Company’s common stock, or 63% of the total shares received by SGI shareholders in the share exchange.

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

Basis of presentation and consolidation

The consolidated financial statements for China-Biotics, Inc. and its subsidiaries for the years ended March 31, 2011, 2010 and 2009 are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of SGI, Shining, Growing, GSL, KTG, BDH and Growing Yangling. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, the recoverability of the carrying amount and estimated useful lives of long-lived assets, allowance for accounts receivable, realizable values for inventories, assumptions used in the valuation of derivative liabilities valuation, and valuation of share-based compensation expenses. Actual results could differ from these estimates.

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

The Company establishes provisions against revenue for estimated sales returns in the same period that the related revenue in recognized based on historical product returns. For the years ended March 31, 2011, 2010 and 2009, sales returns were $2,590,841, $0 and $0, respectively, and are netted against revenue in the consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less.

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that an adjustment to the bad debt allowance should be made, this is recorded as a change in estimate in the current year. As of March 31, 2011 and 2010, no allowance for doubtful accounts was provided.

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

Plant and equipment are depreciated over their estimated useful lives on a straight-line basis. Leasehold improvements are depreciated over the shorter of the estimated life of the leasehold improvement or lease term of the related leased properties. Depreciation relating to property, plant, and equipment used in production is used in our determination of gross profit. The estimated useful lives of the assets are as follows:

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

The Company accounts for interest capitalization in accordance with FASB ASC 835 “Interest”. Interest costs are capitalized if they are incurred during the acquisition, construction or production of a qualifying asset and such costs could have been avoided if expenditures for the assets have not been made. Capitalization of interest costs commences when the activities to prepare the asset are in progress and expenditures and borrowing costs are being incurred. Interest costs are capitalized until the assets are ready for their intended use. During the years ended March 31, 2011, 2010 and 2009, interest of nil, $5,891,051, and $4,781,139, respectively, was capitalized.

Land use rights

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are amortized using the straight-line method over the related lease terms ranging up to 50 years.

Impairment of Long-Lived Assets

The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business is determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets as of March 31, 2011 or 2010.

Foreign Currency Translations and Transactions

The accompanying consolidated financial statements are presented in United States dollars.

The Renminbi (“RMB”) is the functional currency of Shining, Growing, and Yangling Growing (the “Operating Subsidiaries”) as it is the currency of the People’s Republic of China, which is the primary economic environment the Operating Subsidiaries operate in and the environment in which the Company primarily generates and expends cash. Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Income and expenditures are translated at the average exchange rate for the period presented. RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except for those resulting from investments by owners and distributions to owners. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s comprehensive income includes net income and foreign currency translation adjustments.

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

Level 3-Unobservable inputs based on the Company’s assumptions

The Company is required to use observable market data if available without undue cost and effort. The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and 2010:

Fair Value Measurements as at March 31, 2011
	Balance at March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$-	$-	$-	$-

	Fair Value Measurements as at March 31, 2010
	Balance at March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$14,797,000	$-	$-	$14,797,000

The changes in level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Derivative liabilities – conversion right
Balance at April 1, 2010	$14,797,000
Change in the fair value of derivative liabilities	(12,755,000)
Gain on extinguishment of derivative liabilities related to convertible note payable	(2,042,000)
Balance at March 31, 2011	$-

Derivative financial instruments

On December 11, 2007, the Company issued a 4% Senior Convertible Promissory Note in an amount of $25,000,000 (the “Note”). Pursuant to ASC Topic 815, “Derivatives and Hedging” (Formerly, SFAS No. 133 “Accounting For Derivatives Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivatives Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock”), the Company bifurcated the conversion options with a mandatory conversion feature (“derivative liabilities”) from the Note as the derivative liabilities were determined to be not clearly and closely related to the host contract. The derivative liabilities were recorded at fair value, mark-to-market at each reporting period, and were reflected on a separate line in the balance sheet.

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

Treasury Stock

The Company treats common stock repurchased, but not yet canceled, as treasury stock. Treasury stock is accounted for by the cost method, with par value charged to common stock, and any excess charged against additional paid-in capital or retained earnings (see Note 12).

Advertising costs

Advertising costs incurred in the promotion of the Company’s products are expensed as incurred. Advertising costs, which are included in selling expenses in the accompanying consolidated statements of income and other comprehensive income, amounted to $2,973,683, $2,792,656 and $2,835,064 for the years ended March 31, 2011, 2010 and 2009, respectively.

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

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended March 31, 2011, 2010 and 2009, there were $6,730,514, $3,665,388 and $3,299,788 of research and development expenses recorded and are included in operating expenses in the accompanying consolidated statements of income and other comprehensive income.

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

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended March 31,
	2011	2010	2009
Earnings per share – Basic
Income for the year	$36,935,477	$15,647,961	$19,966,889
Basic weighted average number of common shares	22,241,076	19,605,589	17,080,000
Basic earnings per common share	$1.66	$0.80	$1.17

	Years ended March 31,
	2011	2010	2009
Earnings per share – Diluted
Income for the year	$36,935,477	$15,647,961	$19,966,889
Change in fair value of derivative liabilities	(12,755,000)	-	-
	$24,180,477	$15,647,961	$19,966,889
Basic average common stock outstanding	22,241,076	19,605,589	17,080,000
Dilutive effect of convertible note	1,444,064	-	-
Dilutive effect of vested stock options	3,864	-	-
Diluted weighted average number of common shares	23,689,004	19,605,589	17,080,000
Diluted earnings per common share	$1.02	$0.80	$1.17

Basic earnings per share is computed by dividing the net income by the weighted average number of outstanding common stock during the period.  The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable.  The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of shares of common stock has been outstanding to the total time in that period. For the years ended March 31, 2010 and 2009, the effect of the convertible securities and the related change in fair value of derivative liabilities is not included in the computation of diluted earnings per share as inclusion would be anti-dilutive.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. As of March 31, 2011 and 2010, the Company had cash deposits of $143.99 million and $155.58 million placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts. For the years ended March 31, 2011, 2010 and 2009, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at March 31, 2011 and 2010 are from customers in the PRC.

Concentration of Customers

A substantial percentage of the Company’s sales are made to a small number of customers that accounted for more than 10% of total gross sales.  For the year ended March 31, 2011, one customer accounted for 5.2% of our sales revenue.  For the year ended March 31, 2010, one customer accounted for 13% of our sales revenue.  For the year ended March 31, 2009, one customer accounted for 12% of our sales revenue. As of March 31, 2011, there is no customer with more than 5% of our accounts receivable. As of March 31, 2010, one customer accounted for 15% of our accounts receivable.

5.	INVENTORIES

Inventories consisted of the following:

	March 31, 2011	March 31, 2010

Raw materials	$744,667	$513,554
Work-in-progress	94,756	22,580
Finished goods	932,898	564,573
	$1,772,321	$1,100,707

6.	LAND USE RIGHTS

The land use rights consisted of the following:

	March 31, 2011	March 31, 2010

Land use right	$1,900,734	$1,881,207
Less: Accumulated amortization	(120,380)	(84,125)
	$1,780,354	$1,797,082

On March 21, 2006, GSL, our subsidiary, entered into an agreement, as amended, with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 36,075 square meters of land in the Shanghai Qingpu Industrial Park District on which we constructed our 300-metric ton capacity production plant for a term of 50 years beginning January 15, 2008. The agreement provides for the payment of leasing fees of approximately $1.8 million. In February 2009, the formal land use right certificate was issued. There are no future lease payments under this land lease. The Qingpu land use right was pledged to a bank as a credit guarantee for a loan of $4,747,963 (RMB 30,000,000 million, see Note 12).  At March 31, 2011, the net book value of such land use right was $1,780,354.

Amortization expense amounted to $97,925, $37,635 and $46,427 for the years ended March 31, 2011, 2010, and 2009, respectively.

The estimated amortization expense for the land use rights over each of the five years and thereafter is summarized as below:

For the year ended March 31:
2012	$97,925
2013	97,925
2014	97,925
2015	97,925
2016	97,925
Thereafter	1,290,729
$1,780,354

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	March 31, 2011	March 31, 2010

Building	$12,047,068	$-
Plant and machinery	51,430,868	16,718,856
Leasehold improvements	1,750,615	2,932,937
Office equipment	4,007,571	3,726,978
Motor vehicles	445,632	341,773
Construction in progress	1,762,970	33,489,713
	71,444,724	57,210,257
Less: Accumulated depreciation	(12,302,168)	(8,324,180)
	$59,142,556	$48,886,077

For the years ended March 31, 2011, 2010 and 2009, depreciation expense amounted to $4,591,402, $1,910,316 and $1,721,700 respectively.

At March 31, 2011, construction in progress consisted primarily of Phase 2 construction of a research and development center and other ancillary facilities in Qingpu. At March 31, 2010, construction in progress consisted of Phase 1 construction of a research and development center and other ancillary facilities in Qingpu, and an office building, which is used as our corporate headquarters.

8.	AMOUNT DUE FROM/TO DIRECTOR

As of March 31, 2011, the amount due to director, Mr. Song Jinan, represented advances from/to the Company which are unsecured, interest-free and repayable on demand. The advances from director were entered into because of the difficulty the Company faced in converting currency to pay expenses incurred outside China in non-PRC currency due to foreign exchange controls.

As of March 31, 2010, there was an amount due from Mr. Song Jinan of $2,367,892. These advances were provided to Mr. Song for him to enter into a contract for the potential acquisition of patents for the Company. The contract expired, and such advances were returned to the Company during the year ended March 31, 2011.

9.	CONVERTIBLE NOTES PAYABLE

	March 31, 2011	March 31, 2010

Convertible note	$-	$25,000,000
Unamortized discount	-	(2,853,094)
Convertible note, net	$-	$22,146,906

On December 11, 2007, the Company issued a senior convertible promissory note for $25,000,000, due December 11, 2010 in a private placement. The note was secured by a pledge of 100% of the stock of SGI. In addition, Mr. Song Jinan, the Company’s Chief Executive Officer and largest shareholder, agreed to guarantee the Company’s obligations under the Note with a pledge of 4,000,000 shares of the Company’s common stock owned by Mr. Song. The note was convertible at an exercise price of $12 per share into shares of the Company’s common stock at any time until maturity. If the Note was not converted before maturity, the Company agreed to redeem the Note with a total yield of 10% per annum. The Note also included a mandatory conversion into the Company’s common stock if the Company achieved net income of $60 million in fiscal year 2010. For the year ended March 31, 2010, the Company had net income of $15.6 million. Since the Company did not attain net income of $60 million, the Note was not converted. The Company had been paying interest at 4% on a quarterly basis, and had accrued an additional 6% for total interest of 10% per annum since the Note was not converted at maturity. For the year ended March 31, 2011 interest expense was $4,892,713. For the years ended March 31, 2010 and 2009, interest totaled $5,891,051 and $4,781,139, respectively, and was capitalized.

On December 9, 2010, the Company repaid in full its obligations under the Note. The payoff amount of $29,684,932, consisting of $25,000,000 of outstanding principal and $4,684,932 of accrued interest, was paid, and all security interests and liens were terminated and released, including the guaranty by Mr. Song Jinan of the Company’s obligations under the Note backed by a pledge of 4,000,000 shares of China-Biotics’ common stock owned by Mr. Song and a pledge by the Company of the stock of SGI

The Company accounted for the net proceeds from the issuance of the Note as two separate components: an embedded conversion feature and a debt component. The Company determined that the fair value of the conversion feature of the notes resulted in a derivative liability of $9,118,000 being recorded when the notes were issued. The $9,118,000 amount was allocated to debt discount and amortized over the term of the note using the effective interest method. For the years ended March 31, 2011, amortization of $2,853,094 was included in interest expense. For the years ended March 31, 2010 and 2009, amortization of $3,146,960, and $2,554,311, respectively, was included in capitalized interest. In December 2010, the valuation discount was fully amortized when the convertible note was repaid.

10.	DERIVATIVE LIABILITIES

The fair value of the derivative liabilities was determined using the Binomal Option Pricing Model based on the following assumptions:

	Year ended March 31,
	2011	2010	2009

Risk-free rate of return	-	0.3%	0.5%
Time to expiration	-	0.75 years	1.67 years
Volatility rate	-	68%	69%
Dividend yield	-	-	-

The derivatives liabilities were revalued at the end of each reporting period and the resulting difference is included in the results of operations. The estimated fair value of the derivative liabilities as of March 31, 2011, 2010, and 2009 was Nil, $14,797,000, and $2,660,000, respectively. The change in the fair value of the derivative liabilities amounted to $12,755,000, $(12,137,000) and $3,092,000 for the years ended March 31, 2011, 2010, and 2009, respectively. In December 2010, the convertible note was repaid, and the derivative liability was extinguished resulting in a gain of $2,042,000 during the year ended March 31, 2011.

11.	INCOME TAXES PAYABLE

For the years ended March 31, 2011, 2010 and 2009, the components of earnings before income taxes were:

	Years ended March 31,
	2011	2010	2009

Income in the PRC before income taxes	$43,374,809	$37,329,983	$22,290,467
Income(loss) in the United States before income taxes	2,972,262	(13,801,657)	2,371,750
Income(loss) in the British Virgin Islands before income taxes	(394,616)	(92,017)	467,060
Loss in the Hong Kong before income taxes	(34,629)	-	-
	$45,917,826	$23,436,309	$25,129,277

For the years ended March 31, 2011, 2010 and 2009, there was no tax provision related to income (loss) generated in the United States of America, the British Virgin Islands, and Hong Kong. For the years ended March 31, 2011, 2010 and 2009, the provision for income taxes relating to income generated in the PRC consists of the following:

	Years ended March 31,
	2011	2010	2009

Current	$8,675,431	$7,732,498	$5,516,585
Deferred	306,918	55,850	(354,197)
	$8,982,349	$7,788,348	$5,162,388

For the years ended March 31, 2011, 2010 and 2009, the reconciliation between the PRC statutory tax rate and effective tax rate are as follows:

	Years ended March 31,
	2011	2010	2009

Statutory rate	25.0%	25.0%	25.0%
Preferential tax rate	(10.6%)	(16.0%)	(9.2%)
Effect of different tax rates in other jurisdictions	0.8%	(5.2%)	0.8%
Fair value changes and expenses not deductible for tax purpose	(9.6%)	17.6%	(4.2%)
Interest on accrued taxes	4.9%	9.2%	8.6%
Valuation allowance and tax losses not recognized	8.2%	2.6%	-
Other	0.9%	-	(0.5%)
Total provision for income tax at effective rate	19.6%	33.2%	20.5%

As of March 31, 2011 and 2010, the Company had incurred tax losses of approximately $2.2 million and $1.2 million, respectively which can be carried forward in various jurisdictions from five to 25 years.

	Year ended March 31,
	2011	2010		2009
Deferred tax assets:
Net operating loss carryforward		$
- PRC	$63,970		$298,833	$1,567,564
- United States of America	-		-	-
- Hong Kong	5,714		-	-
Less: Valuation allowance	(69,684)		-	(1,213,367)

Net deferred tax assets	$-		$298,833	$354,197

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

The Company has its principal operations in the PRC and is subject to a PRC Enterprise Income Tax (“EIT”) rate of 25% in calendar years 2011, 2010 and 2009, subject to certain rate reductions. The Company’s subsidiary Shining is located in the Shanghai Jinqiao special economic zone and as a “high technology” enterprise enjoyed a preferential income tax rate of 15% in 2007 to 2011. Beginning January 1, 2012, Shining’s EIT rate is 25%.

The Company’s subsidiary Growing is located in Qingpu and has similar business operations as Shining, but with a larger production scale.  Growing was exempted from PRC Enterprise Income Tax in calendar 2008 and 2009, followed by 50% tax exemption for calendar 2010 to 2012.

The Company’s subsidiary, Growing Yangling, is located in Yangling and as of March 31, 2011, its manufacturing plant was under construction. According to the investment agreement with the local government, Growing Yangling is entitled to have tax incentive for exemption of local portion of EIT for three calendar years from the commencement of production, followed by 50% tax exemption of local portion for the next year. There is no financial effect from the tax holiday as Growing Yangling did not generate any assessable profit in fiscal year 2011.

At March 31, 2011 and 2010, taxes payable consisted of the following:

	March 31, 2011	March 31, 2010
Taxes arising prior to 2005:
Value added tax and other taxes	$5,505,930	$5,290,646
Income taxes	3,002,391	2,884,997
Dividends withholding tax	4,095,745	3,949,267
Total taxes prior to 2005	12,604,066	12,124,910

Value added tax and other taxes	515,637	1,656,293
Income taxes	1,317,961	1,508,523
Accrued interest on taxes	16,505,088	13,699,611
	$30,942,752	$28,989,337

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

For the year ended March 31, 2011, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

The Company’s PRC subsidiaries are deemed “high technology” enterprises subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Year ended March 31,
	2011	2010	2009

Income per common share-basic	$1.66	$0.80	$1.17
Effect of tax holiday	(0.11)	(0.06)	(0.08)
Pro forma income per common share-basic	$1.55	$0.74	$1.09

12.	TREASURY STOCK

In March, 2006, the Company repurchased 24,381,004 shares of its common stock for $2,438 and recorded the purchase of the treasury stock as a reduction of equity. Prior to March 31, 2010, the Company cancelled 4,381,004 shares of treasury stock. During the year ended March 31, 2011, the Company repurchased 219,800 shares of its common stock for $2,739,634 and recorded the purchase of the treasury stock as a reduction of equity.

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

On January 16, 2011, the Company granted to the directors and officers an option to purchase 910,000 shares of common stock under the 2010 Plan. The options have exercise price of $14.81 per share, an expiration date of five to ten years from the date of grant, and vest over 48 consecutive months: 20% in the first 12-month period; 20% in the second 12-month period; 30% in the third 12-month period; and 30% in the forth 12-month period. The Company determined the fair value of the options on the date of grant was $9,477,024 using the Black-Scholes-Merton option pricing model with the following assumptions: expected volatility, 76%; risk-free interest rate, 1.95%; expected weighted average life, five to ten years; and expected dividend yield, 0%. As of March 31, 2011, the total vested options were 45,500 shares.

During the years ended March 31, 2011, no vested options were exercised.

At March 31, 2011, outstanding options were as follows:

	Number of Shares under Options	Weighted Average Exercise Price

Options outstanding at April 1, 2010	-	$-
Options granted	910,000	14.81
Options expired or forfeited	-	-
Options exercised	-	-
Options outstanding at March 31, 2011	910,000	$14.81

The following table summarizes information about options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Exercise price	Number of shares under Option	Weighted average remaining contractual life (years)	Weighted Average Exercise Price	Number of shares under Option	Weighted Average Exercise Price

$14.81	910,000	8.15	$14.81	45,500	$14.81

At March 31, 2011, the options outstanding and exercisable had no intrinsic value.

For the year ended March 31, 2011, the Company has recorded $473,852, as the fair value of the vested options.

As of March 31, 2011, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $9,003,173, which is expected to be recognized over the next 45 months

15.	PRODUCT RETURN CONCESSIONS

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

16.	RETIREMENT COSTS

The Company’s employees are required to participate in a central pension scheme operated by the local municipal government and the Company is required to contribute a certain percentage of their payroll costs to the central pension. In accordance with the rules of the central pension, contributions are recorded when due and included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Forfeited contributions are available to reduce contributions payable in future years. For the years ended March 31 2011, 2010 and 2009, the Company’s retirement costs are summarized as follows:

	Years ended March 31,
	2011	2010	2009

Contributions to central pension operated by local municipal government	$2,210,103	$2,523,605	$2,347,242

17.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2011, future minimum lease payments under non-cancellable operating leases for office, warehouse and factory were as follows:

March 31, 2011

Payable within
2012	$617,192
2013	283,939
2014	-
2015	-
2016	-
Thereafter	-

$901,131

Rental expense, which was charged to expense, amounted to $1,689,880, $3,906,098, $3,363,300 for the years ended March 31, 2011, 2010 and 2009, respectively.

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

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of March 31, 2013, Growing Yangling entered into agreements with contractors related to the construction of the plant and manufacturing facilities for future payment of $2,548,749 and $2,458,630, respectively. Subsequent to March 31, 2012, Growing Yangling entered into agreements with contractors for approximately $15,750,000 (RMB 99,400,000) for purchase of production equipment.

Purchase obligations

The Company entered into the agreements with the suppliers to purchase raw materials and packing materials. The amount of future payments is $14,914,403.

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

Review of decision ordering that the registration of the Company’s securities be revoked

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The results of the SEC review are pending as of May 21, 2013. If the registration of the Company’s securities is revoked, no U.S. registered broker-dealer may execute trades in the Company’s shares and the trading market for our common stock may cease to exist. In such event, investors may not be able to liquidate their investment.

18.	BUSINESS SEGMENTS

The Company operates two business segments for the year ended 2011, which are retail probiotics products as a health supplement and bulk additives for institutional customers in the PRC. The following is the summary information by segment as of March 31, 2011, 2010 and 2009, and for the years ended March 31, 2011, 2010 and 2009:

Year Ended March 31, 2011	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$62,564,210	$46,230,722	$108,794,932	$-	$108,794,932
Income (loss) from operations	23,159,118	20,428,594	43,587,712	(7,853,577)	35,734,135
Income taxes	6,225,158	2,757,191	8,982,349	-	8,982,349
Total assets	114,292,840	78,356,139	192,648,979	44,982,300	237,631,279
Depreciation and amortization	2,001,845	2,675,588	4,677,433	11,894	4,689,327

Year Ended March 31, 2010	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$58,244,623	$23,119,350	$81,363,973	$-	$81,363,973
Income (loss) from operations	26,368,510	10,668,995	37,037,505	(1,756,840)	35,280,665
Income taxes	5,796,812	1,991,536	7,788,348	-	7,788,348
Total assets	93,688,032	81,381,188	175,069,220	57,865,462	232,934,682
Depreciation and amortization	1,490,765	457,186	1,947,951	-	1,947,951

Year Ended March 31, 2009	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$49,554,636	$4,642,446	$54,197,082	$-	$54,197,082
Income (loss) from operations	20,754,379	1,294,380	22,048,759	(265,665)	21,783,094
Income taxes	4,889,326	109,828	4,999,154	163,234	5,162,388
Total assets	79,987,620	34,744,705	114,732,325	6,072,022	120,804,347
Depreciation and amortization	1,561,067	207,060	1,768,127	-	1,768,127

Reconciliation is provided for unallocated amounts relating to corporate operations, which is not included in the segment information.

	Years ended March 31,
Reconciliation	2011	2010	2009

Total segment operating income	$43,587,712	$37,037,505	$22,048,759
Corporate overhead expenses	(7,853,577)	(1,756,840)	(265,665)
Other income (expense), net	10,183,691	(11,844,356)	3,346,183
Income tax expense	(8,982,349)	(7,788,348)	(5,162,388)
Total consolidated net income	$36,935,477	$15,647,961	$19,966,889

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of our quarterly consolidated financial results are as follows:

	Three months ended
	June 30,	September 30,	December 31,	March 31,
	2010	2010	2010	2011
Net sales	$24,935,719	$23,588,647	$32,384,645	$27,885,921
Gross profit	17,117,244	15,288,039	21,185,942	16,276,783
Net income	18,861,536	10,833,927	13,263,230	(6,023,216)
Basic earnings per share	$0.84	$0.48	$0.60	$(0.26)
Diluted earnings per share	$0.39	$0.33	$0.44	$(0.23)

	Three months ended
	June 30,	September 30,	December 31,	March 31,
	2009	2009	2009	2010
Net sales	$15,412,462	$17,148,659	$23,294,321	$25,508,531
Gross profit	10,913,789	12,168,036	16,514,160	17,697,785
Net income	5,767,749	(3,483,066)	10,479,082	2,884,196
Basic earnings/(loss) per share	$0.34	$(0.20)	$0.48	$0.13
Diluted earnings/(loss) per share	$0.34	$(0.20)	$0.32	$0.13

20.	PUBLIC OFFERING

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

21.	SUBSEQUENT EVENTS

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

On March 27, 2012, the Company made a deposit of $23,739,811(RMB 150,000,000) to the government of Yangling for a bid to acquire a probiotics company located in Yangling, Shaanxi Province that is in receivership. According to the relevant regulations, the deposit will be treated as part of the purchase price of the acquisition if the transaction is approved. The government of Yangling is reviewing bids received for the probiotics company and expects to complete this process sometime in 2013. If the Company does not win the auction to acquire the probiotics company, its deposit will be returned.

On February 1, 2012, our subsidiary, Growing, entered into an agreement to acquire a patent regarding a production technology, including the related technical know-how and processes, for $6,657,262 (RMB 42,000,000) from an unrelated PRC company. Growing made a deposit of $6,330,116 (RMB 40,000,000) to the seller for the transfer of the patent which was initially expected to be within 210 days, or by August 30, 2012. The original terms of the agreement were that if the patent cannot be transferred to Growing within 210 days, Growing will be refunded the deposit paid and also be compensated an additional $159,000 (RMB 1,000,000) for damages. The transfer was not completed by August 30, 2012, and on September 3, 2012, Growing and the seller mutually agreed to extend the completion date to December 30, 2012. As of December 24, 2012, because of the unknown timing for the approval of the transfer from the State Intellectual Property Office of the PRC, Growing and the seller mutually agreed and entered into a supplementary agreement to terminate the transfer of the patent and the seller agreed to return $4,443,669 (RMB 28,000,000) of the deposit to the Company. Simultaneously with the termination of the acquisition of the patent, according to the supplementary agreement, the seller agreed to transfer to the Company the technical know-how and processes related to the patent for $1,904,429 (RMB 12,000,000) (paid by the seller retaining this amount of the original deposit) within 60 days, or by February 22, 2013. The balance of the deposit of $4,443,669 (RMB 28,000,000) the Company was refunded before March 31, 2013. The amount of the deposit to be retained by the seller of $1,904,429 was capitalized by the Company when the technical know-how and processes are transferred before February 22, 2013.

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

These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2012 filed on September 14, 2012 with the Securities and Exchange Commission, which contains additional information of events subsequent to March 31, 2011.

CHINA-BIOTICS, INC.

SCHEDULE I – CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

(Amounts expressed in US Dollars)

	March 31, 2011	March 31, 2010

ASSETS

Cash and cash equivalents	$63,513	$-
Investment in and advances to subsidiaries	200,636,597	197,064,930

Total assets	$200,700,110	$197,064,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accruals	$2,764,303	$622,826
Tax payables		163,234
Amount due to a director	1,591,332	-
Convertible note, net of discount of $2,853,094 as of March 31, 2010	-	22,146,906
Derivative liabilities	-	14,797,000
Interest payable	-	3,156,035
Total current liabilities	4,355,635	40,886,001

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	-
Common stock	4,237	4,237
Additional paid-in capital	83,242,926	82,769,074
Retained earnings	102,377,471	65,441,994
Treasury Stock	(2,741,634)	(2,000)
Accumulated other comprehensive income	13,461,475	7,965,624

Total stockholders’ equity	196,344,475	$156,178,929

Total liabilities and stockholders’ equity	$200,700,110	$197,064,930

The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

(Amounts expressed in US Dollars)

	Year ended March 31,
	2011	2010	2009

Changes in fair value of derivative liabilities	$14,797,000	$(12,137,000)	$3,092,000
Other expenses	-	(1,692,745)	(747,365)
General and administrative expenses	(7,159,455)	-	-
Exchange loss, net	(32,185)	-	-
Interest income	483	-	-
Interest expense	(4,885,468)	-	-
Tax expenses	-	-	(163,234)
Total other (expenses)/ income	2,720,375	(13,829,745)	2,181,401
Equity in earnings of subsidiary	34,215,102	29,477,706	17,785,488
Net income	36,935,477	15,647,961	19,966,889
Other comprehensive income
Foreign currency translation adjustment	5,495,851	228,042	1,034,198
Comprehensive income	$42,431,328	$15,876,003	$21,001,087

Earnings per share:
Basic	$1.66	$0.80	$1.17
Diluted	$1.02	$0.80	$1.17
Shares used in the computation of earnings per share:
Basic	22,241,076	19,605,589	17,080,000
Diluted	23,689,004	19,605,589	17,080,000

The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts expressed in US Dollars)

	Common Stock
			Additional			Accumulated	Capital &
		Par value	Paid-in	Retained	Treasury	Comprehensive	Statutory
	Shares	$0.0001	Capital	Earnings	Stock	Income	Reserves	Total
Balance- April 1, 2008	41,461,004	$4,146	$7,863,031	$29,827,144	$(2,438)	$3,677,590	$3,025,794	$44,395,267
Net income				19,966,889				19,966,889
Other comprehensive income:
Foreign currency translation adjustments						1,034,198		1,034,198

Balance- March 31, 2009	41,461,004	$4,146	$7,863,031	$49,794,033	$(2,438)	$4,711,788	$3,025,794	$65,396,354
Issuance of share capital	5,290,000	529	74,906,043					74,906,572
Net income				15,647,961				15,647,961
Other comprehensive income:
Foreign currency translation adjustments						228,042		228,042
Cancellation of shares	(4,381,004)	(438)			438			-
Balance- March 31, 2010	42,370,000	$4,237	$82,769,074	$65,441,994	$(2,000)	$4,939,830	$3,025,794	$156,178,929
Acquisition of treasury stock					(2,739,634)			(2,739,634)
Fair value of vested options			473,852					473,852
Net income				36,935,477				36,935,477
Other comprehensive income:
Foreign currency translation adjustments						5,495,851		5,495,851

Balance- March 31, 2011	42,370,000	$4,237	$83,242,926	$102,377,471	$(2,741,634)	$10,435,681	$3,025,794	$196,344,475

 The accompanying notes are an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOW

(Amounts expressed in US Dollars)

	Year ended March 31,
	2011	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$36,935,477	$15,647,961	$19,966,889
Adjustments for:
Equity in undistributed net income of subsidiary	4,777,278	(27,674,157)	(20,863,753)
Changes in fair value of derivative liabilities	(12,755,000)	12,137,000	-
Gain on extinguishment of derivative liabilities	(2,042,000)	-	-
Fair value of vested options	473,852	-	-
Increase/(Decrease) in accruals	(1,177,792)	(110,804)	733,630
Increase/(Decrease) in tax payables	-	-	163,234
NET CASH PROVIDED BY OPERATING ACTIVITIES	26,211,815	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Fair value of vested options	(25,000,000)	-	-
Proceeds from issuance of share capital	-	74,906,572	-
Advance to a subsidiary	-	(74,906,572)	-
Increase/(Decrease) in accruals	(2,739,634)	-	-
Increase/(Decrease) in tax payables	1,591,332	-	-
NET CASH USED IN FINANCING ACTIVITIES	(26,148,302)	-	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	63,513	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,513	$-	$-

Supplemental disclosure of non-cash information:
Cash transactions received or paid on behalf by a subsidiary Interest paid	$5,434,983	$1,005,182	$808,219
Capitalisation of amortised convertible note discount and interest	$-	$5,891,053	$4,785,349

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

On July 27, 2012, the Audit Committee reviewed and adopted the results of Thornhill’s due diligence review, as summarized in a Due Diligence Report prepared by Thornhill for the Audit Committee of the Company, and concluded that the alleged irregularities identified by BDO Limited were not valid or material. Thornhill analyzed each of the alleged irregularities identified by BDO and, subject to certain assumptions and qualifications set forth in its report, concluded that:

•	with respect to a Company sales contract in which the purchaser’s chop (i.e., the official signature or seal) affixed on the signature page of the sales contract belonged to a different company than the one named in the sales contract, it was likely that an isolated clerical error caused the discrepancy in the chop;

•	with respect to an incident in which, in connection with BDO’s review of the Company’s bank account through the Company’s ebanking system using the Company’s computer, BDO was directed by the Company to access a suspected fake website for the bank, (i) it was unlikely that the online banking system at the Bank of Communications that is used by the Company is fake, or that the balances or activity are misstated, and (ii) the online system is an accurate reflection of the Bank of Communication’s online system and the balances and activity reflected therein are properly recorded in the Company’s financial records;
•	with respect to a bank advice dated March 21, 2011 documenting a portion of the Company’s interest income that contained mathematical errors that the Company’s management dismissed as clerical mistakes made by the bank, and which the Company later replaced with a “corrected” advice from the bank, the reprinted bank advice is very likely valid and represents the bank transaction that occurred and was recorded in the Company’s financial statements (and Thornhill also confirmed that the demand deposit interest rates reflected on such bank advice agreed with the rates published by the People’s Bank of China); and

•	with respect to the use by the aforementioned bank advice of a deposit interest rate to calculate the interest income earned by the Company, which differed from the interest rate announced by the People’s Bank of China for the relevant deposit period as referred to in an undated deposit agreement that was presented to BDO to corroborate the Company’s interest income, the contract given to BDO was the actual contract signed with the bank, despite the fact that it was not dated by the Company (this was confirmed directly by the bank).

In compliance with Items 304(a)(2) and (a)(3) of Regulation S-K, the Company has provided each of Thornhill and BDO with a copy of the disclosures made in this Annual Report on Form 10-K and has (i) notified Thornhill of its right to review such disclosures and furnish to the Company a letter addressed to the SEC containing any new information, clarification of the Company’s expression of its views or the respects in which it does not agree with the statements made by the Company and (ii) requested that BDO furnish to the Company a letter addressed to the Securities and Exchange Commission stating whether BDO agrees with the statements made by the Company in this Form 10-K in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. Such letter from Thornhill is attached as Exhibit 23.2 to the Company’s Form 10-K for fiscal year 2012, filed with the Securities and Exchange Commission on September 14, 2012.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In a letter to the Company on January 9, 2012, the SEC concluded that the Company’s lack of U.S. GAAP experience is a material weakness in our disclosure controls and procedures. The SEC required the Company to include disclosure about this material weakness in subsequent filings. For information on the Company’s correspondence with the SEC with respect to the Company’s internal controls over financial reporting, see “ – Management’s Annual Report on Internal Control over Financial Reporting ” below.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation our management, including our principal executive officer and principal financial officer, concluded that, as of such date, our disclosure controls and procedures were not effective and suffered from a material weakness because of the Company’s lack of training and/or experience with preparing financial statements in accordance with U.S. GAAP.

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

In a letter dated January 7, 2011, the SEC commented on the Company’s Annual Report on Form 10-K for Fiscal Year ended March 31, 2010 and Quarterly Report for the Period Ended September 30, 2010. The SEC asked the Company a number of questions about how we prepare financial statements and how we assess our internal controls over financial reporting. The Company replied to the SEC’s comment letter on February 16, 2011, and the SEC and the Company subsequently exchanged numerous comment and reply letters, respectively, through January 9, 2012. In a letter to the Company on that date, the SEC concluded that the Company’s lack of U.S. GAAP experience is a material weakness in our internal control over financial reporting. For information on the Company’s correspondence with the SEC with respect to the Company’s disclosure controls and procedures, see “ –Evaluation of Disclosure Controls and Procedures ” above.

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

Management is continuing its review of the Company’s internal control over financial reporting as it believes the following material weaknesses still exist: (i) a lack of senior management personnel who have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP; (ii) the Company did not maintain an adequate financial reporting organizational structure to support the complexity and operating activities of the Company resulting in a weakness in efficiency and controls related to the financial statement closing process; (iii) management of the Company did not conduct adequate monitoring and assessments of its accounting and financial statement control processes throughout the reporting periods. However, the Company has taken steps described above to remediate these deficiencies.

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

Report of Independent Registered Public Accounting Firm

on internal control over financial reporting

To the Board of Directors and shareholders of

China-Biotics, Inc.

We have audited China-Biotics Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). China-Biotics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of March 31, 2011; (i) a lack of senior management personnel who have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP; (ii) the Company did not maintain an adequate financial reporting organizational structure to support the complexity and operating activities of the Company resulting in a weakness in efficiency and controls related to the financial statement closing process; and (iii) management did not conduct adequate monitoring and assessments of its accounting and financial statement control processes throughout the reporting period.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China-Biotics, Inc. as of March 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule of the Company as of and for the year ended March 31, 2011, and this report does not affect our report dated May 21, 2013, which expressed an unqualified opinion on those financial statements and financial statements schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, China-Biotics, Inc. has not maintained effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

WEINBERG & COMPANY, P.A.

Los Angeles, California

May 21, 2013

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

The following is a summary of the business experience of our executive officers and directors:

Mr. Song Jinan, age 48, has been Chief Executive Officer, President, Treasurer and Secretary since March 2006, when he was also appointed to the board of directors. His current term as director expires with the 2011 Annual Meeting of Stockholders. Mr. Song was one of the founders of Shining in 1999, and has been the principal executive officer of Shining since inception. Prior to founding Shining, Mr. Song served as the chief engineer of Sai Bao Bio-Chemical Manufacturing Corporation. Mr. Song received his Bachelor’s Degree in Polymers from the University of Hei Long Jiang and his Master’s degree in Politics and Economics from Habin Industrial University.

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

Dr. Chin Ji Wei, age 53, has been a director since January 2007 and his current term expires with the 2011 Annual Meeting of Stockholders. Dr. Chin has over 20 years of academic experience as a lecturer and researcher in the field of horticulture, where he has been focused on the areas of efficient agriculture industry and food safety. Dr. Chin has served as a Vice Principal, professor, and lecturer at Northeast Agricultural University in China since 1999. From 1985 to 1995, Dr. Chin served as a Researcher at the Northeast Agricultural University and the Northeast Agricultural Institute. Dr. Chin has Bachelors, Masters, and Doctorate degrees, all from Northeast Agricultural University. Among other professional experiences, qualifications and skills, Dr. Chin’s expertise in the horticulture and agriculture industries, and in particular his focus on food safety, provide scientific knowledge  and expertise in the regulatory aspects of food safety that are critical to the development and distribution of the Company’s products.

Dr. Du Wen Min, age 42, has been a director since January 2007 and his current term expires with the 2011 Annual Meeting of Stockholders. Dr. Du has served as the Deputy Director in charge of the Centre for Adverse Drug Reactions in Shanghai since 2001. The centre was established in June 2001 as a technology unit governed by The Shanghai Food and Drug Authority. Dr. Du has also served as the Vice Chairman of Evaluation of Pharmacology & Clinical Pharmacy in Shanghai, China, and the Vice Chairman at the Centre for the Study of Liver Disease in Shanghai, China since 2006. Dr. Du has Bachelors and Masters Degrees from Shaanxi Medical University and a Doctorate in Medicine from Fudan University. Among other professional experiences, qualifications and skills, Dr. Du’s experience in the pharmaceutical industry and knowledge of food and drug safety issues are critical to the development and distribution of the Company’s products.

Mr. Simon Yick, age 52, was a director from January 2007 and his resignation on June 23, 2011. Mr. Yick has over 25 years experience in corporate finance, direct investment and auditing. From March 2002 to January 2004, Mr. Yick worked as an Executive Director of Kingsway Capital Ltd.   Mr. Yick has served as the managing director at Sinovest Capital Ltd., which makes direct investments, is involved with merger & acquisition activities, and operates a full service consultancy business for both Hong Kong and PRC enterprises, since 2004. His experience includes working for Ernst & Young in London and Hong Kong, in addition to holding senior positions at multiple U.S., Taiwan, and Hong Kong based investment banking firms in Hong Kong. In addition, he is currently an independent non-executive director and chairman of the audit committee for three Hong Kong listed companies and a fellow member of both the Chartered Association of the Certified Accountants in UK and the Hong Kong Institute of Certified Public Accountants. Among other professional experiences, qualifications and skills, Mr. Yick’s knowledge and understanding of the capital markets and his in-depth experience in corporate finance, mergers and acquisitions, accounting and business management provided knowledge and experience that were vital in formulating the Company’s short and long-term business and growth strategies. Mr. Yick was also the Company’s audit committee financial expert.

Mr. Ivan Chu, Siu-Lun , age 31, has been a director since February 25, 2012. Mr. Chu brings over eight years of professional experience in governmental, executive and corporate finance with various public companies and investment institutions. Since September 2011, Mr. Chu has been the project director for Suncorp Technology Limited (HKG: 1063), a company listed on the Hong Kong Exchange. Since July 2011, he also has served as an independent director and a member of the audit committee of CNC Holding Limited (HKG: 8356), a Hong Kong Exchange listed company. Since September 2007, Mr. Chu also has served as the founder and executive director of HUDA Asia Investments Limited, a corporate financing company that provides services in IPO consultation, advisory services in mergers and acquisition of listed companies, management of investment funds and other securities-related services. Through his professional experience, Mr. Chu has developed expertise in financial management, account reporting, mergers and acquisitions, risk control, fund valuation, SOX 404 compliance and operational management of project development. Mr. Chu holds a Bachelor of Art (Honors) degree in Business Studies from the Bolton Institute of the University of Bolton, UK. He is certified by the Institute of Financial Accountants, UK as a Financial Accountant and by Institute of Financial Planners of Hong Kong as a Financial Planner (AFP TM). Mr. Chu is currently studying for his Master of Science degree in Finance at the National University of Ireland.

Mr. Travis Cai , age 38, was Chief Financial Officer from January 22, 2010 until his resignation on June 23, 2011. Mr. Cai was replaced by Ms. Maria Yang as interim chief Financial Officer on June 23, 2011. Mr. Cai previously served as Vice President of Finance at A-Power Energy Generation Systems Ltd. (Nasdaq: APWR) from 2009 to January 2010, Director of Finance and Assistant to President at Vimicro Corp. (Nasdaq: VIMC) from 2007 to 2009, Director of Investment at Tsing Capital in 2006, and Financial Analyst at Spinnaker Partners and WDC Financial from 2001 to 2005. Mr. Cai holds a Master of Science degree in Information Systems from the Stern School of Business at New York University and a Bachelor of Science degree in Material Science & Engineering from Tsinghua University in Beijing, China. Mr. Cai is also certified as a Financial Risk Manager by the Global Association of Risk Professionals.

Ms. Marie Yang, age 37, Financial Manager of Growing Bioengineering (Shanghai) Company Limited (“Growing”), a subsidiary of the Company, was appointed as the Company’s interim Chief Financial Officer, effective June 23, 2011 until her resignation on March 6, 2012.   Ms. Yang has more than 15 years of finance experience and has relative experience complying with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  From 2007 to 2010, Ms. Yang served as the Financial Controller for Crane Nantong Company Ltd.  Ms. Yang served as the Financial Manager of Growing since 2010.

Ms. Yan Yihong, age 47, is the Chief Administration Officer (assistant to the general manager) of Shining, and became the Company’s interim Chief Financial Officer as of March 6, 2012. Ms. Yan has served as a director of Shining since 1999. She was appointed as the chief administration officer in 2004. During the past five years, Ms. Yan has been an employee of Shining in various capacities and has, among other things, participated in formulating the company’s development plans, implemented the company’s internal control procedures and represented the company in business negotiations with relevant government authorities and other external parties.

                Dr. Hui S. Chang, age 42, was the Chief Operating Officer from November 11, 2010 until his resignation on January 6, 2012. The Company has not appointed a successor to Dr. Chang. Dr. Chang brings 15 years of biopharmaceutical project management experience and excellent research capabilities. Prior to joining the Company, Dr. Chang served as President of a consulting service for a Sino-U.S. joint biopharmaceutical program, where he led scientific design, development, clinical trials, production, and quality control for viral vaccines and antibodies. Dr. Chang was previously a senior manager of Nabi Biopharmaceuticals, where he supervised the development and production of bacterial and viral vaccines, developed biological potency and immunological methods, and managed the development of assays for quality control and clinical testing. Earlier, Dr. Chang served as a manager at Vaccinnate, a North American bio-vaccine company, where he led the design, GMP production, and clinical testing of viral vaccines. Dr. Chang holds a Ph.D. in vaccine development with a focus on biochemistry and immunology, as well as an MBA with concentrations in finance and logistics in the vaccine industry, from Johns Hopkins University. He also has a Bachelor of Science in biology from the University of Maryland. Dr. Chang has received certified training in Good Clinical Practice (GCP), Good Laboratory Practice (GLP), Good Manufacturing Practice (GMP), and Good Safety Practice (GSP) procedures. Dr. Chang is fluent in English and Mandarin Chinese.

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

Board Structure and Composition; Committees

Our board of directors currently consists of four members: Mr. Song Jinan, Dr. Chin Ji Wei, Dr. Du Wen Min and Mr. Ivan Chu. Dr. Chin Ji Wei, Dr. Du Wen Min and Mr. Ivan Chu are independent directors under the independence definitions established by the SEC, the American Stock Exchange and NASDAQ. As of March 31, 2011, our board of directors consisted of Mr. Song Jinan, Dr. Chin Ji Wei, Dr. Du Wen Min and Mr. Simon Yick. Each of those directors other than Mr. Song were independent directors under the independence guidelines established by the SEC and NASDAQ.

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

Audit Committee. On May 28, 2008, we established an Audit Committee of the Board of Directors. As of March 31, 2011, the members of the Audit Committee were Dr. Chin Ji Wei, Dr. Du Wen Min, and Mr. Simon Yick. Mr. Simon Yick served as the chairperson of the Audit Committee. Our Board of Directors has determined that Mr. Simon Yick qualifies as an Audit Committee financial expert and is an independent director under the independence definitions established by the SEC, the American Stock Exchange, and NASDAQ. On June 23, 2011, Mr. Yick resigned as a director of the Company and from his role as Audit Committee Chairman. On October 31, 2011, the Company appointed Mr. Jonathan Chan as a director and Chairman of the Audit committee. Mr. Chan resigned as a director and member of the Audit Committee on February 25, 2012. On February 25, 2012, Mr. Chu was appointed as a Director of the Company and as Chairman of the Audit Committee. Our Board of Directors has determined that Mr. Ivan Chu qualifies as an Audit Committee financial expert and is an independent director under the independence definitions established by the SEC, the American Stock Exchange, and NASDAQ.

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

                Compensation Committee. On May 28, 2008, we also established a Compensation Committee of the Board of Directors. As of March 31, 2011, the members of the Compensation Committee were Dr. Chin Ji Wei, Dr. Du Wen Min, and Mr. Simon Yick. Dr. Du Wen Min serves as the chairperson of the Compensation Committee. On June 23, 2011, Mr. Yick resigned as a director of the Company and from his role as Audit Committee Chairman. On February 25, 2012, Mr. Chu was appointed as a Director of the Company and as a member of the Compensation Committee, replacing Mr. Yick.

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

Section 16(a) Beneficial Ownership Reporting Compliance

On October 23, 2008, our common shares became registered under the Securities Exchange Act of 1934, as amended, at which time the Company’s officers, directors and any 10% shareholders became subject to the reporting requirements of Section 16(a).  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended March 31, 2011, all applicable Section 16(a) filing requirements were met, and all such filings were timely.

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

On January 16, 2011, the board approved the 2010 Equity Incentive Plan (the “2010 Plan”), which was approved by the stockholders of the Company at the 2010 Annual Meeting of Stockholders held on March 9, 2011. The Company believes that equity awards will (i) promote long-term performance by its executives; (ii) create an ownership culture among our executive officers; and (iii) will foster beneficial long-term performance by the Company. The Company further believes that an equity compensation program will provide our employees with incentives to help align their interests with the interests of stockholders. The Compensation Committee believes that the use of stock-based awards promotes our overall executive compensation objectives and expects that stock options will become a significant source of compensation for our executives.

                The base salary of Mr. Song, our Chief Executive Officer, was $78,162 per year during the 2010 fiscal year, which was decreased from $129,586 per year during the 2009 fiscal year at the request of Mr. Song to lower general and administrative costs. The Compensation Committee agreed with the Company’s decision to lower Mr. Song’s salary. For fiscal year 2011, Mr. Song’s base salary was increased to $450,310.

On January 16, 2010 (the “Grant Date”), upon recommendation by the Compensation Committee and pursuant to the 2010 Plan, the Company granted to Mr. Song options to purchase 300,000 shares of the Company’s common stock. The exercise price of the options is $16.91 per share, which is equal to 110% of the closing price per share of the Company’s common stock as quoted on the NASDAQ Stock Exchange on the last trading day immediately prior to the Grant Date. The options will vest according to the Vesting Schedule (as defined below) and are exercisable as of March 9, 2011.

Mr. Cai, our former Chief Financial Officer, received a base salary of $150,000 per year. In addition, on the Grant Date, the Company granted to Mr. Cai options to purchase 150,000 shares of the Company’s common stock at $15.38, which is equal to the closing price per share of the Company’s common stock as quoted on the NASDAQ Stock Exchange on the last trading day immediately prior to the Grant Date. The options shall vest according to the Vesting Schedule (as defined below) and are exercisable as of March 9, 2011. On January 16, 2010, the Company entered into a written employment agreement with Mr. Cai memorializing the terms of Mr. Cai’s employment, including his base salary and the option grant.

With respect to the options granted to Mr. Song and Mr. Cai, the “Vesting Schedule” means a series of 48 successive monthly installments on the last day of each month (beginning with the calendar month including the Grant Date) such that (1) during the first 12-month period, the options will vest in equal monthly installments such that on the one-year anniversary of the Grant Date, 20% of the options shall be fully vested; (2) during the second 12-month period, the options will vest in equal monthly installments such that on the two-year anniversary of the Grant Date, an additional 20% of the options shall be fully vested; (3) during the third 12-month period, the options will vest in equal monthly installments such that on the three-year anniversary of the Grant Date, an additional 30% of the options shall be fully vested; and (4) during the fourth 12-month period, the options will vest in equal monthly installments such that on the four-year anniversary of the Grant Date, an additional 30% of the options shall be fully vested. On June 23, 2012, Mr. Cai resigned from his position as CFO of the Company. As of the date of such resignation, Mr. Cai lost all rights or claims to his unexercised option, all of which lapsed.

Dr. Chang, our former Chief Operating Officer, received a base salary of $120,520 per year.

Ms. Maria Yang did not receive any additional compensation in her capacity as the interim Chief Financial Officer.

Ms. Yan Yihong, our interim Chief Financial Officer and Chief Administrative Officer, received an annual salary of $244,634 for serving in the position of Chief Administrative Officer only. On January 16, 2011, Ms. Yan was granted options to purchase 200,000 shares of the Company’s common stock at an exercise price of $14.81 per share. The options are subject to graded vesting over a four-year period. Vested options became exercisable on March 9, 2011, the day on which the 2010 Plan was approved by the Company’s stockholders. Ms. Yan does not receive any additional compensation in her capacity as the interim Chief Financial Officer.

The compensation of our executive officers was unanimously approved by our Compensation Committee based on their respective salary histories, their respective professional experience, their personal attributes and experience, an analysis of the compensation levels of executive officers of comparable companies, and on the recommendation of our Chief Executive Officer. The three companies that were identified as comparable for purposes of setting our executive officer compensation were American Oriental Biogineering, Inc., Shanghai Bright Dairy & Food, and Tiens Biotech Group (USA), Inc. American Oriental Bioengineering is a New York Stock Exchange listed, U.S.-based company focused on producing pharmaceutical and neutraceutical products for the Chinese market. Shanghai Bright Dairy & Food is a Shanghai Stock Exchange listed company that produces dairy products for the Chinese market. Tiens Biotech Group is U.S-based, NYSE Alternext US-listed company focused on developing and producing nutrition supplement products for the Chinese and international market.

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

Board Compensation

The table below lists the compensation received by the non-independent directors of China-Biotics for the fiscal year ended March 31, 2011, 2010 and 2009.

Annual Compensation
Name of non-independent directors	Year	Salary(1)	Bonus	Option Awards(5)		Other Annual Compensation	Total
Song Jinan	2011	$60,000	—	2,769,060	(2)	—	$2,850,060
	2010	$—	—	—		—	$—
	2009	$—	—	—		—	$—

Reflects only the compensation paid to Mr. Song in his capacity as a director. Does not include the compensation paid to Mr. Song as Chief Executive Officer.

The table below lists the compensation received by the independent directors of China-Biotics for the fiscal year ended March 31, 2011, 2010 and 2009.

		Annual Compensation
Name of independent directors	Year	Salary(1)	Bonus	Option Awards(5)		Other Annual Compensation	Total
Dr. Chin Ji Wei	2011	$15,267	—	876,192	(2)	—	$891,459
	2010	$12,903	—	—		—	$12,903
	2009	$—	—	—		—	$—

Dr. Du Wen Min	2011	$15,267	—	876,192	(3)	—	$891,459
	2010	$—	—			—	$—
	2009	$—	—	—		—	$—

Mr. Simon Yick	2011	$58,465	—	1,095,240	(4)	—	$1,153,705
	2010	$58,050	—	—		—	$58,050
	2009	$30,968	—	—		—	$30,968

(1) Chin Ji Wei and Dr. Du Wen Min were paid in RMB; the US dollar amounts were calculated using an exchange rate of RMB6.99 to $1, the prevailing rate as of March 31, 2010.  Mr. Simon Yick was paid in Hong Kong dollars; the US dollar amount was calculated using an exchange rate of HK$7.75 to $1, the prevailing rate as of March 31, 2011.

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

(5) Option awards amounts shown in this table represent the grant date fair value computed in accordance with FASB ASC 718.

Executive Officer Compensation

The following table sets forth information concerning compensation awarded to, earned by, or paid to Mr. Song Jinan, the Chief Executive Officer of China-Biotics, Yan Yihong, the Chief Financial Officer of China-Biotics, Dr. Hui S. Chang, the Chief Operating Officer of China-Biotics, Mr. Travis Cai, former Chief Financial Officer of China-Biotics, and Mr. Lewis Fan, former Chief Financial Officer of China-Biotics. Mr. Song and Ms. Yan are currently the only executive officers of China-Biotics. No other officer of China-Biotics or SGI received compensation in excess of $100,000 during the fiscal years ended 2011, 2010, and 2009.

Annual Compensation

Name	Year	Salary(2)		Bonus	Option Awards(5)		Total

Song Jinan	2011	$450,310	(2)	$1,150,000	$-	(2)	$1,600,310
CEO, Treasurer, Secretary, and	2010	$78,162	(2)	$—	$—		$78,162
Principal Executive Officer of SGI (1)	2009	$129,586		$—	$—		$129,586

Yan Yihong	2011	$244,634		$—	$2,190,480		$2,435,114
Chief Financial Officer (1)(6) and	2010	$—		$—	$—		$—
Chief Administrative Officer	2009	$—		$—	$—		$—

Tao (Travis) Cai	2011	$150,000		$—	$ 1,642,860	(3)	$1,792,860
Former Chief Financial Officer (1)	2010	$28,571		$—	$—		$28,571
	2009	$—		$—	$—		$—

Dr. Hui S. Chang	2011	$45,195		$—	$—		$45,195	(4)
Former Chief Operating Officer(4)	2010	$—		$—	$—		$—
	2009	$—		$—	$—		$—

Lewis Fan	2011	$—		$—	$—		$—
Former Chief Financial Officer(1)	2010	$80,000		$—	$—		$80,000
	2009	$10,000		$—	$—		$10,000

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

(2)  Mr. Song was paid in RMB. The US dollar amounts were calculated using an exchange rate of RMB6.99 to $1, the prevailing rate as of March 31, 2011, and includes social insurance contributions of $8,082 (RMB56,496) $7,463 (RMB52,164), $6,553 (RMB45,809) for Mr. Song for the years ended March 31, 2011, 2010 and 2009, respectively. On January 16, 2011, Mr. Song was granted options to purchase 300,000 shares of the Company’s common stock at an exercise price of $16.91 per share. The options are subject to graded vesting over a four-year period. Vested options became exercisable on March 9, 2011, the day on which the 2010 Plan was approved by the Company’s stockholders.

(3) Mr. Cai’s base salary is $150,000 per year, and he received a total of $28,571 during fiscal year 2010. In addition to his base salary, on January 16, 2011, Mr. Cai was granted options to purchase 150,000 shares of the Company’s common stock at an exercise price of $15.38 per share. The options are subject to graded vesting over a four-year period. Vested options became exercisable on March 9, 2011, the day on which the 2010 Plan was approved by the Company’s stockholders. On June 23, 2011, Mr. Cai resigned his position as Chief Financial Officer of the Company. As of the date of such resignation, Mr. Cai lost any right or claim to unvested options.

(4) Dr. Hui S. Chang became our Chief Operating Officer on November 11, 2010. Dr. Chang received an annual salary of $80,347 for the period from April 1, 2011 to January 6, 2012. On January 6, 2012, Dr. Chang resigned his position as Chief Operating Officer of the Company.

(5) Ms. Maria Yang received no salary for serving in the position of interim Chief Financial Officer.

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

(7) Option awards amounts shown in this table represent the grant date fair value computed in accordance with FASB ASC 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Song Jinan, CEO, Treasurer, Secretary, and Principal Executive Officer of SGI	15,000	285,000	300,000	14.81	January 16, 2016
Tao (Travis) Cai, Former Chief Financial Officer(1)	-	-	-	14.81	January 16, 2021
Yan Yihong, interim Chief Financial Officer	10,000	190,000	200,000	14.81	January 16, 2021

(1) On June 24, 2011, Mr. Cai resigned his position as Chief Financial Officer of the Company. As of the date of such resignation, Mr. Cai lost any right or claim to unvested options. Because Mr. Cai did not exercise his vested options within three months of his resignation, all vested options held by Mr. Cai were forfeited and cancelled in accordance with the 2010 Plan. As of March 31, 2011, Mr. Cai held no options.

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

Mr. Ivan Chu

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 2, 2011, including shares which the listed beneficial owner has the right to acquire within 60 days from such date from options, warrants, rights, conversion privileges or similar obligations, by:

•	each holder of more than 5% of our common stock;
•	each of our executive officers and directors; and
•	our executive officers and directors as a group.

Unless otherwise noted below, the addresses of each beneficial owner set forth below is No. 26, Orient Global Headquarter, Lane 118, Yonghe Road, Zhabei District, Shanghai 20072, People’s Republic of China. The numbers and percentages are based on 22,150,200 shares of our common stock outstanding as of June 2, 2011.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned		Percent of Common Stock Owned
Song Jinan*	9,079,030	(1)	40.95%
Chin Ji Wei*	4,000	(2)	0.09%
Du Wen Min*	4,000	(3)	0.09%
Simon Yick(4)	221,000	(5)	0.99%
Travis Cai	-	(6)	-%
Hui S. Chang	-		-%
Yan Yihong*	500,662	(7)	2.42%
Yan Li	9,079,030	(8)	40.95%
Richard E. Azar	4,050,000	(9)	18.15%
Executive officers and directors (4 persons)*	9,587,692		43.56%

(1) Includes 15,000 shares that are excisable pursuant to options and 3,979,993 shares held by Ms. Yan Li, Mr. Song’s spouse.

(2) Includes 4,000 shares that are excisable pursuant to options.

(3) Includes 4,000 shares that are excisable pursuant to options.

(4) Each of Mr. Yick and his spouse owns 50% of Master Talent Group Limited, which owns 221,000 shares of our common stock. On June 23, 2011, Mr. Simon Yick resigned his position as director and Chairman of the Audit Committee of the Company.

(5) On June 23, 2011, Mr. Simon Yick resigned his position as director and Chairman of the Audit Committee of the Company. As of the date of such resignation, Mr. Yick lost any right or claim to unvested options. Because Mr. Yick did not exercise his options within three months of his resignation, all vested options held by Mr. Yick were forfeited and cancelled in accordance with the 2010 Plan. As of March 31, 2011, Mr. Yick held no options.

(6) On June 24, 2011, Mr. Cai resigned his position as Chief Financial Officer of the Company. As of the date of such resignation, Mr. Cai lost any right or claim to unvested options. Because Mr. Cai did not exercise his options within three months of his resignation, all vested options held by Mr. Cai were forfeited and cancelled in accordance with the 2010 Plan. As of March 31, 2011, Mr. Cai held no options.

(7) Includes 10,000 shares that are exercisable pursuant to options.

(8) Includes 5,159,037 shares (including 15,000 shares that are exercisable pursuant to options) held by Mr. Song Jinan, Ms. Yan’s spouse.

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

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of March 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	910,000	$14.81	590,000
Equity compensation plans not approved by security holders	-	-	-
Total	910,000	$14.81	590,000

At March 31, 2011, outstanding options were as follows:

	Number of Shares under Options	Weighted Average Exercise Price

Options outstanding at April 1, 2010	-	$-
Options granted	910,000	14.81
Options expired or forfeited	-	-
Options exercised	-	-
Options outstanding at March 31, 2011	910,000	$14.81

The following table summarizes information about options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
Exercise price	Number of shares under Option	Weighted average remaining contractual life (years)	Weighted Average Exercise Price	Number of shares under Option	Weighted Average Exercise Price

$14.81	910,000	8.15	$14.81	45,500	$14.81

At March 31, 2011, the options outstanding and exercisable had no intrinsic value.

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

As of March 31, 2011, the amount due to a director, Mr. Song Jinan, represented advances to the Company which were unsecured, interest free and repayable on demand. The advances from such director were intered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

Any transaction we enter into in the future with any related party will be made on terms no less favorable to us than could have been obtained from unaffiliated third parties and the terms of any such transaction will be reviewed by our Audit Committee and approved by a majority of our independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is a summary of the fees we paid our principal auditor for professional services rendered for the years ended March 31, 2011 and 2010. All of the audit fees were approved by the board of directors acting as the Company’s Audit Committee.

Audit Fees

The aggregate fees billed for professional services rendered by Weinberg & Company, P.A. for the audit of our annual financial statements and review of financial statements and SEC filings for the fiscal years ended March 31, 2011 was $325,000.

Audit-Related Fees

Weinberg & Company, P.A. did not render any audit-related services to us for the fiscal years ended March 31, 2011 and 2010.

Tax Fees

Weinberg & Company, P.A. did not render any tax services to us for the fiscal years ended March 31, 2011 and 2010.

All Other Fees

Weinberg & Company, P.A. did not render any other services to us for the fiscal years ended March 31, 2011 and 2010.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)  Financial Statements.

(3)  Exhibits.

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to China-Biotics, Inc.'s Form 8-K filed on March 23, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006) as amended by the Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to China-Biotics, Inc.’s Form 10-Q filed on November 10, 2008).

10.1	Securities Exchange Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.2	Form of Lockup Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.3	Put Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.4	Registration Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.4 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.5	Investors’ Rights Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.6	Stan Ford Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.6 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.7	Summary of English translation of Investment Agreement for lease of land dated March 21, 2006 (incorporated by reference to Exhibit 10.7 to China-Biotics, Inc.’s Form 8-K filed on March 23, 2006).

10.8	Escrow Agreement dated March 22, 2006 (incorporated by reference to Exhibit 10.8 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.9	Stock Purchase Agreement with Fred Cooper dated February 6, 2006 (incorporated by reference to Exhibit 10.9 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.10	Loan agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.10 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.11	Convertible Bond dated as of September 22, 2005 (incorporated by reference to Exhibit 10.11 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.12	Subscription Agreement dated as of September 22, 2005 (incorporated by reference to Exhibit 10.12 to China-Biotics, Inc.’s Form 10-KSB filed on June 30, 2006).

10.13	English Translation of Equity Transfer Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.14	English Translation of Subscription Agreement dated August 11, 2005 (incorporated by reference to Exhibit 10.13 to China-Biotics, Inc.’s Form SB-2/A filed on April 27, 2007).

10.15	Investment Agreement dated December 11, 2007 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc’s Form 8-K filed on December 12, 2007).

Number	Exhibit
10.16	Registration Rights Agreement dated December 11, 2007 (incorporation by reference to Exhibit 10.2 to China-Biotics, Inc.’s Form 8-K on December 12, 2007).

10.17	4% Senior Convertible Promissory Note dated December 11, 2007 (incorporated by reference to Exhibit 10.3 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.18	Guaranty by Song Jinan in favor of Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.19	Pledge Agreement between Song Jinan and Pope Investments II LLC dated December 11, 2007 (incorporated by reference to Exhibit 10.5 to China-Biotics, Inc.’s Form 8-K filed on December 12, 2007).

10.20	Form of Purchase Agreement dated January 21, 2009 (incorporated by reference to Exhibit 10.15 to China-Biotics, Inc.’s Form 10-Q filed on February 13, 2009).

10.21	Form of Purchase Agreement dated May 19, 2009 (incorporated by reference to Exhibit 10.1 to China-Biotics, Inc.’s Form 8-K filed on May 20, 2009).

10.22	Share Charge dated September 21, 2009 (effective as of January 24, 2008) (incorporated by reference to Exhibit 10.22 to China-Biotics, Inc.’s Form 10-Q filed on November 16, 2009).

10.23	Underwriting Agreement dated September 29, 2009 (incorporated by reference to Exhibit 1.1 to China-Biotics, Inc.’s Form 8-K filed on September 30, 2009).

10.24	District Entrance Project Agreement dated August 12, 2010 (incorporated by reference to Exhibit 10.19 to China-Biotics, Inc.’s Form 10-Q filed on February 14, 2011).

10.25	2010 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to China-Biotics, Inc.’s Registration Statement on Form S-8 filed on March 11, 2011).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to China-Biotics, Inc.’s Form 10-KSB for the year ended March 31, 2006).

16.1	Letter dated April 13, 2006 from Malone & Bailey PC to the United States Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to China-Biotics, Inc.'s Form 8-K filed on May 31, 2006).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to China-Biotics, Inc.'s Form SB-2/A filed on November 13, 2006).

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1	Certification of CEO pursuant to Section 1350.

32.2	Certification of CFO pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 2013.

CHINA-BIOTICS, INC.

By:	/s/ Mr. Song Jinan
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer,
Treasurer and Secretary (Principal Executive
Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 21, 2013.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ YanYihong	Chief Financial Officer
YanYihong	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Du Wen Min	Director
Du Wen Min

/s/ Ivan Chu	Director
Ivan Chu

