Form 10-Q
period 2011-06-30
CHINA-BIOTICS, INC
filed 2013-06-24
CIK 1271057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller	Smaller reporting company	☐
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of June 30, 2011, 22,150,200 shares of the registrant’s common stock were outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

TABLE OF CONTENTS

Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and March 31, 2011	5

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months ended June 30, 2011 and 2010	6

Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended June 30, 2011	7

Unaudited Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2011 and 2010	8

Notes to the Unaudited Condensed Consolidated Financial Statements	9

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

	June 30, 2011 (Unaudited)	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$157,748,272	$143,988,348
Accounts receivable, net	5,088,930	26,194,313
Inventories	3,410,206	1,772,321
Deposits - short term	-	85,546
Prepayments	-	1,245,565
Other receivables	348,457	276,047
Total current assets	166,595,865	173,562,140

Prepayments for equipment and land use rights	5,389,360	3,146,229
Property, plant and equipment, net	57,619,171	59,142,556
Land use rights	1,794,577	1,780,354
Total assets	$231,398,973	$237,631,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,880,426	$5,532,443
Other payables and accruals	3,396,263	4,439,986
Tax payables	29,056,340	30,942,752
Amount due to director	4,817,056	371,623
Total current liabilities	39,150,085	41,286,804
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value of $0.01, 10,000,000 shares authorized, none issued		-
Common stock, par value of $0.0001, 100,000,000 shares authorized,42,370,000 shares issued and 22,150,200 outstanding as of June 30, 2011 and March 31, 2011, respectively	4,237	4,237
Additional paid-in capital	83,716,777	83,242,926
Retained earnings	100,320,441	102,377,471
Treasury stock at cost, 20,219,800 shares as of June 30, 2011 and March 31, 2011, respectively	(2,741,634)	(2,741,634)
Accumulated other comprehensive income	7,923,273	10,435,681
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders’ equity	192,248,888	196,344,475
Total liabilities and stockholders' equity	$231,398,973	$237,631,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Amounts expressed in US Dollars)

	Three months ended June 30,
	2011	2010
Net sales	$8,959,225	$24,935,719
Cost of sales	4,482,416	7,818,475
Gross profit	4,476,809	17,117,244
Operating expenses:
Selling expenses	1,970,169	3,058,378
General and administrative expenses	4,650,661	2,285,037
Total operating expenses	6,620,830	5,343,415
(Loss) income from operations	(2,144,021)	11,773,829
Other income and expenses:
Interest expense	(270)	-
Interest income	387,940	87,876
Change in the fair value of embedded derivatives	-	9,208,000
Other expenses	(221,636)	(46,113)
Exchange (losses) gain, net	(37,135)	142,967
Total other income	128,899	9,392,730
Income (loss) before taxes	(2,015,122)	21,166,559
Income taxes	41,908	2,305,023
Net income (loss)	(2,057,030)	18,861,536
Other comprehensive income -
Foreign currency translation adjustment	(2,512,408)	385,060
Comprehensive income (loss)	$(4,569,438)	$19,246,596

Weighted average number of shares
Basic	22,150,200	22,370,000
Diluted	22,150,200	24,453,333
Income (loss) per common stock
Basic	$(0.09)	$0.84
Diluted	$(0.09)	$0.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Capital and Statutory Reserve	Total

Balance- April 1, 2011	42,370,000	$4,237	$83,242,926	$102,377,471	$(2,741,634)	$10,435,681	$3,025,794	$196,344,475
Fair value of vested options	-	-	473,851	-	-	-	-	473,851
Net loss	-	-	-	(2,057,030)	-	-	-	(2,057,030)
Foreign currency translation adjustments	-	-	-	-	-	(2,512,408)	-	(2,512,408)
Balance- June 30, 2011 (Unaudited)	42,370,000	$4,237	$83,716,777	$100,320,441	$(2,741,634)	$7,923,273	$3,025,794	$192,248,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts expressed in US Dollars)

	Three months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,057,030)	$18,861,536
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Change in the fair value of embedded derivatives	-	(9,208,000)
Loss on disposal of plant and equipment	-	32,548
Change in deferred tax	-	298,894
Amortization	9,577	9,411
Depreciation	792,323	597,371
Provision of allowance for doubtful accounts	404,679	-
Fair value of vested options	473,851	-
Change in operating assets and liabilities :
- Accounts receivable	20,931,507	(4,012,457)
- Inventories	(1,605,099)	41,669
- Deposits	86,207	-
- Prepayments	132,985	214,208
- Other receivables	(68,327)	258,116
- Accounts payable	(3,705,276)	(1,413,632)
- Other payables and accruals	(1,097,034)	(230,124)
- Taxes payable	(2,288,107)	668,991
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,010,256	6,118,531

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayments for equipment	(1,066,451)	-
Purchase of property, plant and equipment	(57,896)	(2,212,428)
NET CASH USED IN INVESTING ACTIVITIES	(1,124,347)	(2,212,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from director	4,445,433	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,445,433	-

Effect of exchange rate changes on cash and cash equivalents	(1,571,418)	268,221
NET CHANGES IN CASH AND CASH EQUIVALENTS BALANCES	13,759,924	4,174,324
CASH AND CASH EQUIVALENTS BALANCES, beginning of period	143,988,348	155,579,371
CASH AND CASH EQUIVALENTS BALANCES, end of period	$157,748,272	$159,753,695

Supplemental disclosure of cash flow information:
Interest paid	$-	$250,026
Income taxes paid	$1,070,874	$1,668,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010

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

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three-months ended June 30, 2011 and 2010 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2011 and for all periods presented. Information as of March 31, 2011 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K filed on May 21, 2013 for the year ended March 31, 2011. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2012.

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

Level 3-Unobservable inputs based on the Company’s assumptions

The Company is required to use observable market data if available without undue cost and effort. As of June 30, 2011 and March 31, 2011, the carrying amounts reported in the consolidated financial statements for the current assets and current liabilities approximate fair value due to the short term nature of these financial instruments.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 “ Amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRSs” (“ASU 2011-04”), which clarify how to measure and disclose fair value. The amendment clarifies the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amendment becomes effective prospectively for the Company’s interim period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, result of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”) to amend ASC 220 “Comprehensive Income”. The amendments require comprehensive income to be presented as either a continuous statement of comprehensive income or two separate but consecutive statements. The amendments do not affect the disclosures required regarding comprehensive income. These amendments are to be applied retrospectively for interim and fiscal year periods beginning after December 15, 2011. The Company believes that its current presentation of comprehensive income has already complied with the amendments and the adoption of such amendments does not have a material impact on its financial results and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended June 30,
	2011 (Unaudited)	2010 (Unaudited)
Income (loss) per share – Basic
Income (loss) for the period	$(2,057,030)	$18,861,536
Basic average common stock outstanding	22,150,200	22,370,000
Net income (loss) per share	$(0.09)	$0.84

	Three months ended June 30,
	2011	2010
Income (loss) per share – Diluted
Income (loss) for the period	$(2,057,030)	$18,861,536
Change in fair value of embedded derivatives	-	(9,208,000)
	$(2,057,030)	$9,653,536

Basic average common stock outstanding	22,150,200	22,370,000
Diluted effect from stock options and conversion shares	-	2,083,333
Diluted average common stock outstanding	22,150,200	24,453,333
Net income (loss) per share	$(0.09)	$0.39

Basic income (loss) per share is computed by dividing the net income by the weighted average number of outstanding common stock during the period. The diluted income (loss) per share calculation includes the impact of dilutive convertible securities, if applicable. The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of shares of common stock has been outstanding to the total time in that period. In 2010, the Company had convertible debt outstanding. The conversion shares are in diluted earnings per share based on the “if converted method".

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. As of June 30, 2011 and March 31, 2011, the Company had cash deposits of $157.3 million and $140.3 million placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts. For the three months ended June 30, 2011 and 2010, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at June 30, 2011 and March 31, 2011 are from customers in the PRC.

Concentration of Customers

For the three months ended June 30, 2011 or 2010, there was no customer that accounted for over 5% of our sales revenue. As of June 30, 2011, there was one customer that accounted for 6.8% of our accounts receivable. As of March 31, 2011, there was one customer that accounted for 2.9% of our accounts receivable.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2011 (Unaudited)	March 31, 2011

Accounts receivable	$5,495,888	$26,194,313
Less: Allowance for doubtful accounts	(406,958)	-
	$5,088,930	$26,194,313

6.	INVENTORIES

Inventories consisted of the following:

	June 30, 2011 (Unaudited)	March 31, 2011

Raw materials	$1,230,412	$744,667
Work-in-progress	159,757	94,756
Finished goods	2,020,037	932,898
	$3,410,206	$1,772,321

7.	LAND USE RIGHTS

The land use rights consisted of the following:

	June 30, 2011 (Unaudited)	March 31, 2011

Land use rights	$1,926,201	$1,900,734
Less: Accumulated amortization	(131,624)	(120,380)
	$1,794,577	$1,780,354

On March 21, 2006, GSL, our subsidiary, entered into an agreement, as amended, with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 36,075 square meters of land in the Shanghai Qingpu Industrial Park District on which we constructed our 300-metric ton capacity production plant for a term of 50 years beginning January 15, 2008. The agreement provides for the payment of leasing fees of approximately $1.8 million. In February 2009, the formal land use right certificate was issued. There are no future lease payments under this land lease. At June 30, 2011, the net book value of such land use right was $1,794,577.

Amortization expense amounted to $9,577 and $9,411 for the three months ended June 30, 2011, and 2010, respectively.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	June 30, 2011 (Unaudited)	March 31, 2011

Building	$11,989,437	$12,047,068
Plant and machinery	51,672,158	51,430,868
Leasehold improvements	1,774,071	1,750,615
Office equipment	4,722,992	4,007,571
Motor vehicles	451,602	445,632
Construction in progress	245,818	1,762,970
	70,856,078	71,444,724
Less: Accumulated depreciation	(13,236,907)	(12,302,168)
	$57,619,171	$59,142,556

For the three months ended June 30, 2011 and 2010, depreciation expense amounted to $792,323 and $597,371, respectively.

The Company is currently in Phase 2 construction of a research and development center and other ancillary facilities in Qingpu. At June 30, 2011, construction in progress included $158,713 related to the construction of this facility.

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. As of June 30, 2011, the facility was in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu) which is included in prepayments for equipment and land use rights in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2011, construction in progress included $87,105 related to the construction of this facility.

9.	AMOUNT DUE TO DIRECTOR

As of June 30, 2011 and March 31, 2011, due to a director, Mr. Song Jinan, in the amount of $4,817,056 and $371,623, respectively, represented advances to the Company which are unsecured, interest-free and repayable on demand. The advances from such director were entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

10.	INCOME TAXES

For the three months ended June 30, 2011 and 2010, the components of income (loss) before income taxes were:

	Three months ended June 30,
	2011 (Unaudited)	2010 (Unaudited)
Income (loss) before income taxes generated in the PRC	$(1,096,849)	$12,286,210
Income (loss) before income taxes generated in the United States of America	(819,019)	9,085,571
Loss before income taxes generated in the British Virgin Islands	(99,279)	(205,222)
Income before income taxes generated in Hong Kong	25	-
	$(2,015,122)	$21,166,559

For the three months ended June 30, 2011 and 2010, there was no tax provision related to income (loss) generated in the United States of America, the British Virgin Islands, and Hong Kong. For the three months ended June 30, 2011 and 2010, the provision for income taxes relating to income generated in the PRC consists of the following:

	Three months ended June 30,
	2011 (Unaudited)	2010 (Unaudited)
Current-PRC	$41,908	$2,006,190
Deferred-PRC	-	298,833
	$41,908	$2,305,023

For the three months ended June 30, 2011 and 2010, the reconciliation between the PRC statutory tax rate and effective tax rate are as follows:

	Three months ended June 30,
	2011 (Unaudited)	2010 (Unaudited)
Statutory rate	25.0%	25.0%
Preferential tax rate	(3.0)%	(6.6)%
Effect of different tax rates in other jurisdictions	(7.9)%	-%
Change in the fair value of embedded derivatives not subject to tax	-%	(10.9)%
Expenses not deductible for tax purpose	(5.0)%	0.6%
Effect of taxable temporary difference	10.3%	0.2%
Tax surcharge	-%	2.6%
Tax losses not recognized	(22.6)%	-%
Effective tax rate	(3.2)%	10.9%

As of June 30, 2011 and March 31, 2011, the Company had incurred tax losses of approximately $3.0 million and $2.2 million, respectively which can be carried forward in various jurisdictions from five to 25 years.

	June 30, 2011 (Unaudited)	March 31, 2011
Deferred tax assets
Net operating loss carryforwards
- PRC	$93,836	$63,970
- United States of America	278,466	-
- Hong Kong	8,651	5,714
Less: Valuation allowance	(380,953)	(69,684)
Net deferred tax assets	$-	$-

The Company is incorporated in Delaware and is subject to U.S. tax law. The daily operations of the Company in the United States principally relate to payment of legal and professional fees. The income generated from the United States in 2010 primarily related to the change in the fair value of derivative liability, which is a permanent difference between book and tax reporting. The Company has no taxable income in the United States and does not expect it will be able to realize the U.S. tax losses.

There is no income tax for companies not carrying out business activities in the British Virgin Islands or Hong Kong. Accordingly, the Company's financial statements do not present any income tax provisions related to the British Virgin Islands or Hong Kong tax jurisdictions.

The Company has its principal operations in the PRC and is subject to a PRC Enterprise Income Tax (“EIT”) rate of 25% in calendar years 2011 and 2010, subject to certain rate reductions. The Company’s subsidiary Shining is located in the Shanghai Jinqiao special economic zone and was awarded the status of “high technology” enterprise for the calendar year 2007 until 2011. Therefore, Shining enjoyed a preferential income tax rate of 15% in 2007 to 2011. Beginning January 1, 2012, Shining’s EIT rate is 25%.

The Company’s subsidiary Growing is located in Qingpu and has similar business operations as Shining, but with a larger production scale. Growing was exempted from PRC Enterprise Income Tax in calendar 2008 and 2009, followed by 50% tax exemption for calendar 2010 to 2012.

The Company’s subsidiary, Growing Yangling, is located in Yangling and as of March 31, 2011, its manufacturing plant was under construction. According to the investment agreement with the local government, Growing Yangling is entitled to have a tax incentive that exempts local portion of EIT for three calendar years from the commencement of production, followed by 50% tax exemption of local portion for the next year. There is no financial effect from the tax holiday as Growing Yangling did not generate any assessable profit for the three months ended June 30, 2011 or 2010.

At June 30, 2011 and March 31, 2011, taxes payable consisted of the following:

	June 30, 2011 (Unaudited)	March 31, 2011
Taxes arising prior to 2005:
Value added tax and other taxes	$4,985,637	$5,505,930
Income taxes	3,948,149	3,002,391
Dividends withholding tax	4,163,413	4,095,745
Total taxes arising prior to 2005	13,097,199	12,604,066

Value added tax and other taxes	63,095	515,637
Income taxes	(824,902)	1,317,961
Accrued interest on taxes	16,720,948	16,505,088
	$29,056,340	$30,942,752

In addition to the EIT, companies in the PRC that are engaged in the sale of goods are generally required to pay value added taxes (“VAT”) at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,097,199, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

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

For the three months ended June 30, 2011, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the Company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

The Company’s PRC subsidiaries are deemed “high technology” enterprises subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Three months ended June 30,
	2011 (Unaudited)	2010 (Unaudited)

Income (loss) per common share-basic	$(0.09)	$0.84
Effect of tax holiday	-	(0.06)
Pro forma income (loss) per common share-basic	$(0.09)	$0.78

11.	OPTION INCENTIVE PLAN

On January 16, 2011, the Board adopted the 2010 Equity Incentive Plan (the “2010 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2010 Plan. On March 9, 2011, the 2010 Plan was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders.

On January 16, 2011, the Company granted to the directors and officers an option to purchase 910,000 shares of common stock under the 2010 Plan. The options have exercise price of $14.81 per share, an expiration date of five to ten years from the date of grant, and vest over 48 consecutive months: 20% in the first 12-month period; 20% in the second 12-month period; 30% in the third 12-month period; and 30% in the forth 12-month period. The Company determined the fair value of the options on the date of grant was $9,477,024 using the Black-Scholes-Merton option pricing model with the following assumptions: expected volatility, 76%; risk-free interest rate, 1.95%; expected weighted average life, five to ten years; and expected dividend yield, 0%. As of June 30, 2011 and March 31, 2011, the total vested options were 91,000 shares and 45,500 shares, respectively.

During June 2011, two candidates resigned from their positions and terminated their services to the Company. They also did not exercise their vesting options within three months from the date of their termination. According to the option agreement, their options were forfeited and cancelled. The total number of forfeited and cancelled options was 250,000.

During the three months ended June 30, 2011 and 2010, no vested options were exercised.

At June 30, 2011, outstanding options were as follows:

	Number of Shares under Options	Weighted Average Exercise Price

Options outstanding at March 31, 2011	910,000	$14.81
Options granted	-	-
Options expired or forfeited	(250,000)	14.81
Options exercised	-	-
Options outstanding at June 30, 2011	660,000	$14.81

The following table summarizes information about options outstanding at June 30, 2011:

	Options Outstanding			Options Exercisable
Exercise price	Number of shares under Option	Weighted average remaining contractual life (years)	Weighted Average Exercise Price	Number of shares under Option	Weighted Average Exercise Price

$14.81	660,000	6	$14.81	91,000	$14.81

At June 30, 2011 and March 31, 2011, the options outstanding and exercisable had no intrinsic value.

For the three months ended June 30, 2011 and 2010, the Company has recorded $473,851 and $0 respectively, as the fair value of the vested options.

As of June 30, 2011, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $6,065,032, which is expected to be recognized over the next 42 months.

12.	PRODUCT RETURN

For the three months ended June 30, 2011, product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems.

13.	COMMITMENTS AND CONTINGENCIES

Capital commitments

On August 12, 2010, BDH, a subsidiary of the Company, entered into agreements with a government agency to establish manufacturing facilities for animal probiotics products in the Yangling Agricultural High-tech Industries Demonstration Zone in Shaanxi Province of China. In furtherance of such agreements, BDH incorporated a foreign, wholly owned subsidiary, Growing Yangling, with a registered capital of $50 million. As of June 30, 2011, the Company had injected into Growing Yangling $7.5 million as registered capital. According to the approval from the government agency dated October 12, 2010, the remaining balance of Growing Yangling’s registered capital of $42.5 million must be injected before July 13, 2013.

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of June 30, 2011, Growing Yangling entered into agreements with contractors related to the construction of the plant and manufacturing facilities for future payment of $2,990,810.

The Company is currently in Phase 2 construction of a research and development center and other ancillary facilities in Qingpu.  As of June 30, 2011, agreements with contractors related to the construction of the plant, manufacturing facilities and purchase of production equipment with future payments of $17,412,171 and $4,825,917, respectively.

Purchase obligations

As of June 30, 2011, Shining and Growing have entered into agreements with suppliers to purchase raw materials and packing materials, with respect to which the amount of future payments was $13,724,003.

Other Obligations

Growing entered into an agreement with a university in the PRC to perform research and development. The aggregate amount of future payments per year is approximately $1,392,434 (RMB9 million).

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

Review of decision ordering that the registration of the Company’s securities be revoked

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The SEC scheduled oral argument for July 10, 2013.

14.	BUSINESS SEGMENTS

The Company operates two business segments for the three months ended June 30, 2011 and 2010, which are retail probiotics products as a health supplement and bulk additives for institutional customers in the PRC. The following is the summary information by segment as of June 30, 2011 and 2010, and for the three months ended June 30, 2011 and 2010:

Three months ended June 30, 2011	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$4,542,098	$4,417,127	$8,959,225	$-	$8,959,225
Income (loss) from operations	(1,237,469)	90,328	(1,147,141)	(996,880)	(2,144,021)
Income taxes	-	41,908	41,908	-	41,908
Total assets	110,350,819	77,486,943	187,837,762	43,561,211	231,398,973
Depreciation and amortization	303,916	303,972	607,888	194,012	801,900

Three months ended June 30, 2010	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$14,493,843	$10,441,876	$24,935,719	$-	$24,935,719
Income (loss) from operations	5,714,432	6,530,014	12,244,446	(470,617)	11,773,829
Income taxes	1,411,055	893,968	2,305,023	-	2,305,023
Total assets	122,595,353	33,478,499	156,073,852	86,001,575	242,075,427
Depreciation and amortization	481,279	125,503	606,782	-	606,782

Reconciliation is provided for unallocated amounts relating to corporate operations, which is not included in the segment information.

	Three months ended June 30,
Reconciliation	2011	2010

Total segment operating income	$(1,147,141)	$12,244,446
Corporate overhead expenses	(996,880)	(470,617)
Other income, net	128,899	9,392,731
Income tax expense	(41,908)	(2,305,023)
Total consolidated net income (loss)	$(2,057,030)	$18,861,537

15.	SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company has entered into numerous transactions relating to a loan receivable from a trust, short and long term bank loans, land use rights and deposits on potential acquisitions.   We refer the reader to the previously filed Form 10K for the year ended March 31, 2012 filed on September 14, 2012 as well as the interim reports filed on Form 10Q for the period ending June 30, 2012 filed on January 4, 2013; for the period ending September 30, 2012 filed on December 26, 2012, and;  for the period ending December 31, 2012 filed on February 14, 2013 for a complete discussion of these transactions, and other matters occurring after June 30, 2011.

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

As our retail products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production, of which packaging costs, including the cost of capsules, represent the largest cost item. Our retail sales for the three months ended June 30, 2011 were affected, and decreased 69% compared with the same period the prior year.

Shining Probiotics Protein Powder has become our best-selling product as of June 30, 2011, representing approximately 39% and 16% of our total sales of our retail products for the three months ended June 30, 2011 and 2010, respectively. Although we have released new products, the percentage contribution of Shining Essence, for many years our biggest-selling retail product represented approximately 21% and 19% of our total retail sales for the three months ended June 30, 2011 and 2010, respectively. Shining Essence is still one of our top three best-selling products. As of June 30, 2011, we had a retail product portfolio of approximately100 products, and we are currently selling 35 of them in the market.

Sales of our bulk products contributed 49% of our gross revenue for the three months ended June 30, 2011, as compared to 42% of our gross revenue for the three months ended June 30, 2010.

In February 2010, our new bulk production facility in Qingpu commenced commercial production. The state-of-the-art bulk additives production facility has a full capacity of 150 metric tons. Management believes our new facility will help us to continue to meet the increasing market demand for high quality and low cost products.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:

•	Increasing demand for functional food and health supplement products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and health supplements to increase.

•	Curtailment of the use of antibiotics and preservatives and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs and preservatives for both humans and animals. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health. Recently, the Ministry of Health in China announced an expanded list of probiotics strains allowed to be used in the food industry. The number of probiotics strains on the list has doubled. Management believes that this reflects that the Chinese government is encouraging wider uses of probiotics products in the food industry. Management also believes that it also demonstrates the rapidly expanding probiotics market in China.

•	Increasing demand for dairy product additives. The demand for functional foods and foods that use probiotics supplements is growing at a significant rate, and our management believes that it will continue to do so. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics would be required to be added to baby milk powders produced in China. On October 24, 2011, the MOH published a list of probiotics applicable for baby food for babies aged one year or older.

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through the following:

•	We are currently focused on two fast-growing industries in China: the dairy and animal feed sectors. As of June 30, 2011, we had entered into contracts with 60 customers, same as the number of customers at March 31, 2011, for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established business relationships with a variety of commercial customers located in major cities, including Beijing, Tianjin, Chongqing, and Shanghai. We are planning to develop sales plans for new customers in four additional provinces: Gansu, Hebei, Heilongjiang and Shanxi. Besides the major cities mentioned above in which we do business, our customers are now in 20 provinces, including Guangdong, Jiangsu and Jiangxi, among others. These growing companies are among the leaders in the dairy, animal feed, baked foods, and pharmaceutical industries.

•	Construction of a new facility in Yangling - Encouraged by the growing demand for the animal feed market in China, the Company commenced construction of a new facility in the Yangling Zone in the Shaanxi Province of China in June 2012. The cost for constructing the Yangling facility is expected to be over $58 million invested over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in the construction stage, and the plan is subject to government approval prior to implementation. During the year ended March 31, 2011, the Company made total payments of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land use right certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014 and trial production is expected to commence in 2015. In the existing market environment, the Company will utilize its available cash and bank facilities to fund such construction.

•	Wholesale and e-commerce businesses - In our continuing effort to transition from a retail, business-to-consumer model to a wholesale, business-to-business model, and to improve operating efficiency, we have completed the consolidation of our retail outlets. We closed all of our retail outlets by the end of fiscal year 2011, as we believe our distribution network is more efficient for our retail products sales. We have a total of 39 distributors for retail products as of June 30, 2011. In light of increasing online sales of health food and supplements in China and to maintain our existing retail customer base, we launched a “Community Network,” which is dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/. Since its establishment, the in-house e-commerce department is working to better access the market and existing and potential customers. We have also been working with two online selling companies to sell our retail products, including www.ule.com.cn and www.yihaodian.com. In addition, we have established a customer service center to reply to inquiries from our end users.

•	Improvement in research and development of new products and services - We continue to develop new retail products aimed at improving general human health conditions, enhancing the immune system, and reducing health problems. To further improve our competitiveness in the bulk additives market, we continue to improve and provide our value-added service to institutional customers by assisting their lab and production testing and providing customized technical support, among other things. In addition, we are also working with certain universities, including Northeast Agricultural University, to carry out research and development projects in order to seek to increase the probiotics industry’s capability.

Our operations are generally not labor-intensive. We employed 472 people as of June 30, 2011. With production ramping up in the Phase 1 facility and the construction of Phase 2 in Qingpu, we expect increases in our number of employees over the next two years to meet the increase of production capacity and sales demand. We have also been recruiting senior executives to strengthen our management team. However, as wages in China remain relatively low, we expect that labor costs will not materially affect our results of operations in the near term.

Results of Operations for the Three Months Ended June 30, 2011 Compared with the Three Month Ended June 30, 2010

Our results for the three months ended June 30, 2011 and 2010 are summarized below:

	Three months ended June 30,
	2011 Amount	% of Net sales	2010 Amount	% of Net sales
Net sales	$8,959,225	100.00%	$24,935,719	100.00%
Cost of sales	4,482,416	50.03%	7,818,475	31.35%
Gross profit	4,476,809	49.97%	17,117,244	68.65%
Operating expenses:
Selling expenses	1,970,169	21.99%	3,058,378	12.27%
General and administrative expenses	4,650,661	51.91%	2,285,037	9.16%
Total operating expenses	6,620,830	73.90%	5,343,415	21.43%
Income (loss) from operations	(2,144,021)	(23.93)%	11,773,829	47.22%
Other income and expense:
Interest expense	(270)	(0.00)%	-	0.00%
Interest income	387,940	4.33%	87,876	0.35%
Change in the fair value of embedded derivatives	-	-%	9,208,000	36.93%
Other expenses	(221,636)	(2.47)%	(46,113)	(0.19)%
Exchange gain (loss), net	(37,135)	(0.42)%	142,967	0.57%
Total other income	128,899	1.44%	9,392,730	37.66%
Income (loss) before taxes	(2,015,122)	(22.49)%	21,166,559	84.88%
Income taxes	41,908	0.47%	2,305,023	9.24%
Net income (loss)	$(2,057,030)	(22.96)%	$18,861,536	75.64%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended June 30, 2011 and 2010 comprised the following:

	Three months ended June 30,
	2011	2010
Invoiced value of sales	$9,482,794	$26,258,431
Less: Sales discount	(486,360)	(1,023,982)
Less: Sales tax	(37,209)	(298,730)
	$8,959,225	$24,935,719

Net sales decreased by $15,976,494 or 64.07% to $8,959,225 for the three months ended June 30, 2011 from $24,935,719 for the three months ended June 30, 2010. The decrease was mainly attributable to the implementation by the PRC government of new rules and regulations on health care products, including our probiotics products, during 2011. Certain health care products, including our probiotics products, have been repositioned as food and so are now governed by the PRC’s Food Safety Law, resulting in the Company and its competitors having to adapt to the new rules and regulations.

During June 2011, we also found a batch of probiotics products worth $474,505 that were below the Company’s quality standards due to production problems. The Company tracked and destroyed all such products after obtaining them from its distributors.

The contributions of our products as a percentage of invoiced value on sales for the three months ended June 30, 2011 and 2010, respectively, are summarized below.

	Three months ended June 30,
	2011	2010
Retail products	50.70%	58.12%
Bulk additives	49.30%	41.88%
	100.00%	100.00%

Sales for retail products decreased to 50.7% of total sales for the three months ended June 30, 2011 from 58.12% of total sales for the three months ended June 30, 2010. The decrease was mainly attributable to the implementation by the government of the PRC of new rules and regulations on health care products during calendar year 2011, as noted above. Many Chinese customers, including many of our customers, have developed in recent years a lack of confidence in the safety of locally produced food and healthcare products, which has had a noticeable effect on our sales volume. In addition, we operated our own retail outlets for direct sales in the past. With the successful commercial production at the Qingpu facility since February 2010, the Company began a strategic move from retail operations (a business-to-consumer model) to wholesale and bulk product sales (a business-to-business model). Therefore, we also consolidated our retail outlets starting around the beginning of fiscal year 2011 and, by the end of fiscal year 2011, the Company had closed all of its retail outlets.

Sales for bulk additives also decreased as a result of the implementation by the government of the PRC of new rules and regulations on health care products during 2011. However since our bulk products are used in various industries including dairy, animal feed, pharmaceutical, and other food industries, the adverse effects on bulk additive sales were not as severe as those on our retail product sales. As a result, percentage of bulk additives sales to total sales increased to 49.3% for the three months ended June 30, 2011 from 41.88% for the three months ended June 30, 2010.

Cost of sales

Cost of sales for the three months ended June 30, 2011 was $4,482,416, compared with $7,818,475 for the three months ended June 30, 2010. The decrease in cost of sales was primarily caused by the decrease in sales for the three months ended June 30, 2011.

Gross profit

Gross profit decreased by $12,640,435 or 73.85% to $4,476,809 for the three months ended June 30, 2011 from $17,117,244 for the three months ended June 30, 2010. The increase was mainly attributable to the decreases in sales volume of both bulk additive products and retail products for the three months ended June 30, 2011.

Selling expenses

Selling expenses decreased by $1,088,209 or 35.58% to $1,970,169 or 21.99% of net sales for the three months ended June 30, 2011, compared with $3,058,378 or 12.27% of net sales for the three months ended June 30, 2010. The decrease was mainly attributable to decrease in sales commission to staff as a result of lower sales and cash collection of outstanding balances from our customers.

General and administrative expenses

General and administrative expenses increased by $2,365,624 or 103.53% to $4,650,661 or 51.91% of net sales for the three months ended June 30, 2011, compared with $2,285,037 or 9.16% of net sales for the three months ended June 30, 2010. The increase in general and administrative expenses was mainly attributable to increase of research and development expense to approximately $1,397,000 for the three months ended June 30, 2011 from approximately $357,000. We also had write-off of returned products and allowance for doubtful accounts in the amount of $1,082,000 for the three months ended June 30, 2011.

Income (loss) from operations

Loss from operations increased by $13,917,850 to $2,144,021 for the three months ended June 30, 2011, from $11,773,829 income from operations for the three months ended June 30, 2010. The increase is mainly attributable to the decrease in sales and increase in general and administrative expenses for the three months ended June 30, 2011.

Total other income

Total other income decreased by $9,263,831 or 98.63% to $128,899 for the three months ended June 30, 2011, from $9,392,730 for the three months ended June 30, 2010. We recognized income of $9,208,000 for the changes in the fair value of embedded derivatives during the three months ended June 30, 2010. We did not recognize such income in the three months ended June 30, 2011.

Income taxes

Provision for income taxes was $41,908 and $2,305,023 for the three months ended June 30, 2011 and 2010, respectively. The decrease in the provision for income taxes is primarily attributable to the decrease in operating profit.

Net income (loss)

Net loss increased by $20,918,566 to $2,057,030 for the three months ended June 30, 2011 from net income of $18,861,536 for the three months ended June 30, 2010. The decrease of net income is mainly attributable to the decrease of income from operations of $13,917,850. In addition, we recognized income of $9,208,000 in the changes in the fair value of embedded derivatives during the three months ended June 30, 2010. We did not recognize such income in the three months ended June 30, 2011.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For fiscal years 2011 and 2010, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced operations in February 2010 with a separate production and distribution channel. There are also separate operational management teams and operations and marketing strategies for each segment. Therefore, we have used segment reporting since year 2011.

Retail products

The results of retail products segment for the three months ended June 30, 2011 and 2010 are summarized as below:

	Three months ended June 30,
	2011 Amount	% of Net sales	2010 Amount	% of Net sales
Net sales, retail products	$4,542,098	100.00%	$14,493,842	100.00%
Cost of sales	2,601,341	57.27%	4,532,852	31.27%
Gross profit, retail products	1,940,757	42.73%	9,960,990	68.73%
Operating expenses:
Selling expenses	1,133,071	24.95%	2,827,934	19.51%
General and administrative expenses	2,045,155	45.03%	1,418,626	9.79%
Total operating expenses	3,178,226	69.97%	4,246,560	29.30%
(Loss) income from operations, retail products	$(1,237,469)	(27.24)%	$5,714,430	39.43%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the fiscal years 2011 and 2010 comprised the following:

	Three months ended June 30,
	2011	2010
Invoiced value on sales	$5,050,905	$15,756,576
Less: Sales discount	(486,360)	(1,023,982)
Less: Sales tax	(22,447)	(238,752)
	$4,542,098	$14,493,842

Net sales decreased by $9,951,744 or 68.66% to $4,542,098 for the three months ended June 30, 2011 from $14,493,842 for the three months ended June 30, 2010. The decrease was mainly attributable to the implementation by the government of the PRC of new rules and regulations on health care products Many Chinese customers, including many of our customers, have developed in recent years a lack of confidence in the safety of locally produced food and healthcare products, which has had a noticeable effect on our sales volume. During June 2011, we also found a batch of probiotics products worth $474,505 that were below the Company’s quality standards due to production problems. The Company tracked and destroyed all such products after obtaining them from its distributors.

Cost of sales

Cost of sales decreased by $1,931,511 or 42.61% to $2,601,341 for the three months ended June 30, 2011 from $4,532,852 for the three months ended June 30, 2010. The decrease in cost of sales was primarily caused by the decrease of products sold.

Gross profit

Gross profit decreased by $8,020,233 or 80.52% to $1,940,757 for the three months ended June 30, 2011 from $9,960,990 for the three months ended June 30, 2010. The decrease in gross profit was primarily caused by the decrease of products sold and also the write-off of a special payment to distributors, which we consider a cost of the product returns described above for the three months ended June 30, 2011.

Selling expenses

Selling expenses were $1,133,071 or 24.95% of net sales for the three months ended June 30, 2011, compared with $2,827,934 or 19.51% of net sales for the three months ended June 30, 2010. The selling expenses mainly included salary and advertising expenses. This decrease in selling expenses was primarily attributable to a decrease in sales. The percentage to sales increased as part of our selling expenses is fixed therefore lower sales cause the ratio of selling expense to net sales to increase.

General and administrative expenses

General and administrative expenses increased by $626,529 or 44.16% to $2,045,155 or 45.03% of net sales for the three months ended June 30, 2011 compared with $1,418,626 or 9.79% of net sales for the three months ended June 30, 2010. We had research and development expense in the amount of approximately $638,000 for the three months ended June 30, 2011 as compared to approximately $328,000 for the same period of 2010. We also wrote off $1,082,000 for returned products and allowance for doubtful accounts for the three months ended June 30, 2011. In addition, large portion of our general and administrative expenses is fixed therefore lower sales cause the ratio of general and administrative expenses to net sales to increase.

Loss (Income) from operations

Loss from operations increased by $6,951,899 to $1,237,469 for the three months ended June 30, 2011 from $5,714,430 income from operations for the three months ended June 30, 2010. The increase in loss was mainly attributable to a combination effects of substantially decrease of sales volume, increase of research and development expense, and the write off of returned products and allowance for doubtful accounts for the three months ended June 30, 2011.

Bulk products

The results of bulk additives products segment for the three months ended June 30, 2011 and 2010 are summarized as below:

	Three months ended June 30,
	2011 Amount	% of Net sales	2010 Amount	% of Net sales
Net sales, bulk additives products	$4,417,127	100.00%	$10,441,877	100.00%
Cost of sales	1,881,075	42.59%	3,285,623	31.47%
Gross profit, bulk additives products	2,536,052	57.41%	7,156,254	68.53%
Operating expenses:
Selling expenses	837,098	18.95%	230,444	2.21%
General and administrative expenses	1,608,627	36.42%	395,794	3.78%
Total operating expenses	2,445,725	55.37%	626,238	5.99%
Income from operations, bulk additives products	$90,327	2.04%	$6,530,015	62.54%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended June 30, 2011 and 2010 comprised the following:

	Three months ended June 30,
	2011	2010
Invoiced value on sales	$4,431,889	$10,501,855
Less: Sales tax	(14,762)	(59,978)
	$4,417,127	$10,441,877

Net sales decreased by $6,024,750 or 57.70% to $4,417,127 for the three months ended June 30, 2011, from $10,441,877 for the three months ended June 30, 2010. The decrease in sales of bulk additive products was primarily attributable to the implementation by the government of the PRC of new rules and regulations on health care products during 2011.

Cost of sales

Cost of sales decreased by $1,404,548 or 42.75% to $1,881,075 for the three months ended June 30, 2011, from $3,285,623 for the three months ended June 30, 2010. The decrease in cost of sales was primarily caused by the decrease in products sold for the three months ended June 30, 2011.

Gross profit

Gross profit decreased by $4,620,202 or 64.56% to $2,536,052 for the three months ended June 30, 2011, from $7,156,254 for the three months ended June 30, 2010. The decrease of gross profit was primarily caused by the decrease in products sold for the three months ended June 30, 2011.

Selling expenses

Selling expenses were $837,098 or 18.95% of net sales for the three months ended June 30, 2011, compared with $230,444 or 2.21% of net sales for the three months ended June 30, 2010. The selling expenses mainly included advertising expenses, promotion expenses, commission and salary. This increase in selling expenses was primarily attributable to certain promotion expense of approximately $539,000 for the three months ended June 30, 2011.

General and administrative expenses

General and administrative expenses were $1,608,627 or 36.42% of net sales for the three months ended June 30, 2011, compared with 395,794 or 3.78% of net sales for the three months ended June 30, 2010. The increase in general and administrative expenses was mainly attributable to an increase in research and development expenses to approximately $760,000 for the three months ended June 30, 2011 from $29,000 for the three months ended June 30, 2010. In addition, our depreciation expense increased to approximately $167,000 for the three months ended June 30, 2011 from approximately $76,000 for the three months ended June 30, 2010.

Income from operations

Income from operations decreased by $6,439,688 to $90,327 for the three months ended June 30, 2011, from $6,530,015 for the three months ended June 30, 2011. The increase is mainly attributable to the decrease of gross profit of $4,620,202 from the decrease in sales, increases in in selling expenses and general and administrative expenses for the three months ended June 30, 2011.

Liquidity and Capital Resources

Liquidity

We had cash of $157.7 million and working capital of $127.4 million as of June 30, 2011 and cash of $144.0 million and working capital of $132.3 million as of March 31, 2011.

Our statements of cash flow for the three months ended June 30, 2011 and 2010 are summarized as below:

	Three months ended June 30,
	2011	2010
Net cash provided by operating activities	$12,010,256	$6,118,531
Net cash used in investing activities	(1,124,347)	(2,212,428)
Net cash provided by financing activities	4,445,433	-
Effect of exchange rate changes on cash	(1,571,418)	268,221
Net change in cash and cash equivalents balances	$13,759,924	$4,174,324

Operating activities

Net cash provided by operating activities was $12.01 million and $6.12 million for the three months ended June 30, 2011 and 2010, respectively. The increase of $5.89 million during the three months ended June 30, 2011 was primarily due to the decrease in accounts receivable of $20.9 million as a result of lower sales in the period and collections from the March 31, 2011 accounts receivable as compared to the increase in the accounts receivable of $4.0 million in the three months ended June 30, 2010.

Investing activities

We had capital expenditures totaling $1,124,347 for the three months ended June 30, 2011, primarily related to the prepayment of $1,066,451 for certain capital expenditures with respect to our facility in Qingpu and Yangling, and $57,896 in the acquisition of property, plant and equipment in Qingpu and Shining.

Financing activities

The net cash provided by financing activities for the three months ended June 30, 2011 was derived primarily from an advance from a director to the Company amounting to $4.4 million.

During the periods ended June 30, 2011 and 2010, the advance from a director, Mr. Song Jinan, was entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

Commitments

Capital commitments

On August 12, 2010, BDH, a subsidiary of the Company, entered into agreements with a government agency to establish manufacturing facilities for animal probiotics products in the Yangling Agricultural High-tech Industries Demonstration Zone in Shaanxi Province of China. In furtherance of such agreements, BDH incorporated a foreign, wholly owned subsidiary, Growing Yangling, with a registered capital of $50 million. As of June 30, 2011, the Company had injected into Growing Yangling $7.5 million as registered capital. According to the approval from the government agency dated October 12, 2010, the remaining balance of Growing Yangling’s registered capital of $42.5 million must be injected before July 13, 2013.

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of June 30, 2011, Growing Yangling entered into agreements with contractors related to the construction of the plant and manufacturing facilities for future payment of $2,990,810.

The Company is currently in Phase 2 construction of a research and development center and other ancillary facilities in Qingpu.  As of June 30, 2011, agreements with contractors related to the construction of the plant, manufacturing facilities and purchase of production equipment with future payments of $17,412,171 and $4,825,917, respectively.

Purchase obligations

As of June 30, 2011, Shining and Growing have entered into agreements with suppliers to purchase raw materials and packing materials, with respect to which the amount of future payments is $13,724,003.

Other Obligations

Growing entered into an agreement with a university in the PRC to perform research and development. The aggregate amount of future payments per year is approximately $1,392,434 (RMB9 million).

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2011 and 2010.

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

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2011, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months ended June 30, 2011 and 2010. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,097,199, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

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

For the three months ended June 30, 2011, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

Recent Accounting Pronouncements

See Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements for the Three months Ended June 30, 2011.

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

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The SEC scheduled oral argument for July 10, 2013.

ITEM 1A. RISK FACTORS.

If the SEC revokes the registration of our common stock, the trading market for our common stock may cease to exist.

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision order that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. Oral argument has been scheduled for July 10, 2013. The results of the SEC’s review are pending as of June 21, 2013 If the registration of the Company’s securities is revoked, no U.S. registered broker-dealer may execute trades in the Company’s shares and the trading market for our common stock may cease to exist. In such event, investors may not be able to liquidate their investment.

Risks Related to Our Business

We have identified material weaknesses relating to: (i) a lack of senior management personnel who have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP; (ii) the Company did not maintain an adequate financial reporting organizational structure to support the complexity and operating activities of the Company resulting in a weakness in efficiency and controls related to the financial statement closing process; (iii) management of the Company did not conduct adequate monitoring and assessments of its accounting and financial statement control processes throughout the reporting periods, which have affected and could continue to affect our ability to ensure timely and reliable financial reports, have affected and could continue to affect the ability of our auditors to attest to the effectiveness of our internal controls should we once again become an accelerated filer in the future, and weaken investor confidence in our financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company’s disclosure controls and procedures and internal controls over financial reporting. After reviewing our Annual Report on Form 10-K for the year ended March 31, 2010 and our Quarterly Report on Form 10-Q for the period ended December 31, 2010, the SEC concluded in a letter to the Company dated as of January 9, 2012, that the Company’s lack of U.S. GAAP experience is a material weakness in our disclosure controls and procedures and in our internal control over financial reporting. In its letter, the SEC also required the Company to file an amended Annual Report on Form 10-K for the year ended March 31, 2010 disclosing such material weakness, which the Company intends to file as promptly as is reasonably practicable. Our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2011, and there existed material weaknesses in our internal control over financial reporting as of June 30, 2011. The Company’s Audit Committee and our management are still engaged in discussions about how best to rectify fully such weakness. The Audit Committee has recommended that the Company hire, and management has retained the services of, additional qualified personnel to prepare the Company’s books and records and financial statements in accordance with U.S. GAAP.

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

We receive a large portion of our revenue from the sale of our Shining Essence product. Sales of this product represented approximately 21% and 19% of our total retail sales for the three months ended June 30, 2011 and 2010, respectively, and 19% of our total sales of retail products for the year ended March 31, 2011. We expect that Shining Essence will continue to account for a sizable portion of our revenues for the foreseeable future. In addition to Shining Essence, our research and development team has successfully developed other new retail products, such as Shining Probiotics Protein Powder, which represented approximately 39% and 16% of our total sales of our retail products for the three months ended June 30, 2011 and 2010, respectively, and 24% of our total sales of retail products for the year ended March 31, 2011. Any factors adversely affecting the pricing of, demand for, or market acceptance of, Shining Essence, including increased competition, could cause our revenues to decline and our business and future operating results to suffer.

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

Our principal operations are in China and all of our sales during the interim periods of fiscal year 2012 and fiscal year 2011 arose in China. A significant number of our financial instruments, principally cash and accounts receivable, are located in China. These financial instruments include:

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

In our continuing effort to shift our focus from retail to bulk additives business and to improve operating efficiency, we have consolidated our retail outlets, as we believe the distribution network for our retail products is more efficient. Comparatively, directly selling through retail outlets involves increased leasing expenses and large staffing cost. By selecting six new distributors, we have expanded our distribution network into the Pan-Beijing area to sell the Company’s retail products. The local distributors sell the Company’s retail probiotics products through established distribution networks, including malls, hypermarkets, supermarkets, and functional food stores, adding approximately 30 new points of sale. As of June 30, 2011, we had a total of 39 distributors for retail products. In light of the increasing online sales of health food in China, we have started to work with two on-line selling companies, www.ule.com.cn and www.yihaodian.com, to sell our retail products. Furthermore, the Company has established and launched an in-house e-commerce department dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/.

With respect to our bulk additives products business, we had 60 customers for bulk additives probiotics products as of June 30, 2011. Our customers are mainly in the industries of animal feed manufacturers, functional food, nutritional products and pharmaceutical producers, and dairy companies.

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

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,097,199, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

In addition, in connection with dividends paid to the Shining shareholders between April 2003 to June 2005, Shining did not deduct a withholding tax at the rate of 20% as required by applicable Chinese laws and regulations. The Company has accrued the dividend withholding tax and interest on the dividend withholding tax.

According to PRC tax regulations, the overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to interest at the 0.05% per day, and potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. Through June 30, 2011, the Company accrued the interest that may be potentially payable upon these taxes incurred prior to 2005 and the unpaid dividend withholding tax. Interest related to the unpaid taxes was recognized in the Company’s unaudited condensed consolidated statements of operations as a component of its income tax provision.

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

We had 22,150,200 shares outstanding as of June 30, 2011, including approximately 12,523,745 shares which are free trading and may be sold immediately by our stockholders. If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by Mr. Song, our Chairman and Chief Executive Officer and a Director, and his family may dissuade new investors from purchasing our securities, which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of June 30, 2011, Mr. Song, our Chairman and Chief Executive Officer and a Director, owned approximately 23.1% of our issued and outstanding common stock on a fully diluted basis. As a result, Mr. Song has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

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
Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 24, 2013.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ Yan Yihong	Chief Financial Officer
Yan Yihong	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Du Wen Min	Director
Du Wen Min

/s/ Ivan Chu	Director
Ivan Chu

