Form 10-Q
period 2011-09-30
CHINA-BIOTICS, INC
filed 2013-06-24
CIK 1271057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

As of September 30, 2011,  22,150,200 shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

TABLE OF CONTENTS

Unaudited Condensed Consolidated Financial Statements	2

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and March 31, 2011	3

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and six months ended September 30, 2011 and 2010	4

Unaudited Condensed Consolidated Statements of Stockholders' Equity for the six months ended September 30, 2011	5

Unaudited Condensed Consolidated Statements of Cash Flow for the six months ended September 30, 2011 and 2010	6

Notes to the Unaudited Condensed Consolidated Financial Statements	7

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

	September 30, 2011 (Unaudited)	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$147,958,635	$143,988,348
Accounts receivable, net	3,478,102	26,194,313
Inventories	3,431,980	1,772,321
Deposits - short term	-	85,546
Prepayments	-	1,245,565
Other receivables	194,230	276,047
Total current assets	155,062,947	173,562,140

Prepayments for equipment and land use rights	8,319,282	3,146,229
Property, plant and equipment, net	57,450,766	59,142,556
Land use rights	1,804,037	1,780,354
Total assets	$222,637,032	$237,631,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$725,035	$5,532,443
Other payables and accruals	4,460,711	4,439,986
Tax payables	29,791,232	30,942,752
Amount due to director	5,004,027	371,623
Total current liabilities	39,981,005	41,286,804
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value of $0.01, 10,000,000 shares authorized, none issued	-	-
Common stock, par value of $0.0001, 100,000,000 shares authorized,42,370,000 shares issued and 22,150,200 outstanding as of September 30, 2011 and March 31, 2011, respectively	4,237	4,237
Additional paid-in capital	84,053,723	83,242,926
Retained earnings	88,460,014	102,377,471
Treasury stock at cost, 20,219,800 shares as of September 30, 2011 and March 31, 2011, respectively	(2,741,634)	(2,741,634)
Accumulated other comprehensive income	9,853,893	10,435,681
Capital and statutory reserve	3,025,794	3,025,794
Total stockholders’ equity	182,656,027	196,344,475
Total liabilities and stockholders' equity	$222,637,032	$237,631,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Amounts expressed in US Dollars)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Net sales	$4,150,101	$23,588,647	$13,109,326	$48,524,366
Cost of sales	3,239,758	8,300,608	7,722,174	16,119,083
Cost of product returns	7,143,914	-	7,143,914	-
Gross profit (loss)	(6,233,571)	15,288,039	(1,756,762)	32,405,283
Operating expenses:
Selling expenses	2,018,182	2,559,158	3,988,351	5,617,536
General and administrative expenses	3,735,529	3,070,248	8,386,190	5,355,285
Total operating expenses	5,753,711	5,629,406	12,374,541	10,972,821
Income (loss) from operations	(11,987,282)	9,658,633	(14,131,303)	21,432,462
Other income and expenses:
Interest expense	(66)	-	(336)	-
Interest income	397,921	97,294	785,861	185,170
Change in the fair value of embedded derivatives	-	2,742,000	-	11,950,000
Exchange gain (losses), net	(37,908)	(66,477)	(454,729)	76,490
Other income (expenses)	(233,093)	324,710	(75,042)	278,597
Total other income	126,854	3,097,527	255,754	12,490,257
Income (loss) before taxes	(11,860,428)	12,756,160	(13,875,549)	33,922,719
Income taxes	-	1,922,233	41,908	4,227,256
Net income (loss)	(11,860,428)	10,833,927	(13,917,457)	29,695,463
Other comprehensive income
Foreign currency translation adjustment	1,930,620	1,685,156	(581,788)	2,070,216
Comprehensive income (loss)	$(9,929,808)	$12,519,083	$(14,499,245)	$31,765,679

Weighted average number of shares
Basic	22,150,200	22,308,098	22,150,200	22,338,880
Diluted	22,150,200	24,391,431	22,150,200	24,422,213

Income (loss) per common stock
Basic	$(0.54)	$0.49	$(0.63)	$1.33
Diluted	$(0.54)	$0.33	$(0.63)	$0.73

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Capital and Statutory Reserve	Total

Balance- April 1, 2011	42,370,000	$4,237	$83,242,926	$102,377,471	$(2,741,634)	$10,435,681	$3,025,794	$196,344,475
Fair value of vested options	-	-	810,797	-	-	-	-	810,797
Net loss	-	-	-	(13,917,457)	-	-	-	(13,917,457)
Foreign currency translation adjustments	-	-	-	-	-	(581,788)	-	(581,788)
Balance- September 30, 2011 (Unaudited)	42,370,000	$4,237	$84,053,723	$88,460,014	$(2,741,634)	$9,853,893	$3,025,794	$182,656,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts expressed in US Dollars)

	Six months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,917,457)	$29,695,463
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Change in the fair value of embedded derivatives	-	(11,950,000)
Loss on disposal of property and equipment	-	272,308
Change in deferred tax	-	298,894
Amortization	19,284	18,897
Depreciation	1,546,791	1,441,813
Provision of allowance for doubtful accounts	814,828	-
Fair value of vested options	810,797	-
Change in deferred tax
Change in operating assets and liabilities :
- Accounts receivable	22,464,888	(5,050,340)
- Inventories	(1,612,140)	138,451
- Deposits	87,372	-
- Prepayments	(2,701,323)	855,167
- Other receivables	88,258	526,552
- Accounts payable	(4,927,553)	(1,363,472)
- Other payables and accruals	(86,642)	(1,132,038)
- Taxes payable	(1,896,122)	973,268)
NET CASH PROVIDED BY OPERATING ACTIVITIES	690,981	14,724,963

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	-	976
Prepayments for long-term capital expenditures	(1,108,936)	-
Purchase of property, plant and equipment	(108,843)	(8,459,056)
NET CASH USED IN INVESTING ACTIVITIES	(1,217,779)	(8,458,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from director	4,632,404	1,743,864
Repayment on advances from director	-	(3,250,000)
Treasury stock acquired	-	(2,739,634)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,632,404	(4,245,770)

Effect of exchange rate changes on cash and cash equivalents	(135,319)	1,243,075
NET CHANGES IN CASH AND CASH EQUIVALENTS BALANCES	3,970,287	3,264,188
CASH AND CASH EQUIVALENTS BALANCES, beginning of period	143,988,348	155,579,371
CASH AND CASH EQUIVALENTS BALANCES, end of period	$147,958,635	$158,843,559

Supplemental disclosure of cash flow information:
Interest paid	$-	$500,052
Income taxes paid	$1,553,351	$2,523,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months and six months ended September 30, 2011 and 2010 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2011 and for all periods presented. Information as of March 31, 2011 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K filed on May 21, 2013 for the year ended March 31, 2011. The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2012.

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

Level 3-Unobservable inputs based on the Company’s assumptions

The Company is required to use observable market data if available without undue cost and effort. As of September 30, 2011 and March 31, 2011, the carrying amounts reported in the consolidated financial statements for the current assets and current liabilities approximate fair value due to the short term nature of these financial instruments.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to achieve common fair value measurement and disclosure requirements in US GAAP and IFRSs” (“ASU 2011-04”), which clarify how to measure and disclose fair value. The amendment clarifies the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amendment becomes effective prospectively for the Company’s interim period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, result of operations or cash flows.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 effective January 1, 2012. The Company does not expect the adoption of this guidance to have a material impact on its financial position, result of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Income (loss) per share – Basic
Income (loss) for the period	$(11,860,428)	$10,833,927	$(13,917,458)	$29,695,463
Basic average common stock outstanding	22,150,200	22,308,098	22,150,200	22,338,880
Net income (loss) per share	$(0.54)	$0.49	$(0.63)	$1.33

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Income (loss) per share – Diluted
Income (loss) for the period	$(11,860,428)	$10,833,927	$(13,917,458)	$29,695,463
Change in fair value of embedded derivatives	-	(2,742,000)	-	(11,950,000)
	(11,860,428)	8,091,927	(13,917,458)	17,745,463

Basic average common stock outstanding	22,150,200	22,308,098	22,150,200	22,338,880
Diluted effect from stock options and conversion shares	-	2,083,333	-	2,083,333
Diluted average common stock outstanding	22,150,200	24,391,431	22,150,200	24,422,213
Net income (loss) per share	$(0.54)	$0.33	$(0.63)	$0.73

Basic income (loss) per share is computed by dividing the net income by the weighted average number of outstanding common stock during the period.  The diluted income (loss) per share calculation includes the impact of dilutive convertible securities, if applicable.  The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of shares of common stock has been outstanding to the total time in that period. In 2010, the Company had convertible debt outstanding. The conversion shares are in diluted earnings per share based on the “if converted method”.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. As of September 30, 2011 and March 31, 2011, the Company had cash deposits of $147.3 million and $140.3 million, respectively, placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts. For the three and six months ended September 30, 2011 and 2010, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at September 30, 2011 and March 31, 2011 were from customers in the PRC.

Concentration of Customers

For the three and six months ended September 30, 2012 or 2011, there was no customer that accounted for over 5% of our sales revenue.   As of September 30, 2011, there is one customer that accounted for 14.8% of our accounts receivable. As of March 31, 2011, there was one customer that accounted for 2.9% of our accounts receivable.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2011 (Unaudited)	March 31, 2011

Accounts receivable	$4,300,723	$26,194,313
Less: Allowance for doubtful accounts	(822,621)	-
	$3,478,102	$26,194,313

6.	INVENTORIES

Inventories consisted of the following:

	September 30, 2011 (Unaudited)	March 31, 2011

Raw materials	$1,662,604	$744,667
Work-in-progress	238,160	94,756
Finished goods	1,531,216	932,898
	$3,431,980	$1,772,321

7.	LAND USE RIGHTS

The land use rights consisted of the following:

	September 30, 2011 (Unaudited)	March 31, 2011

Land use rights	$1,946,803	$1,900,734
Less: Accumulated amortization	(142,766)	(120,380)
	$1,804,037	$1,780,354

On March 21, 2006, GSL, our subsidiary, entered into an agreement, as amended, with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 36,075 square meters of land in the Shanghai Qingpu Industrial Park District on which we constructed our 300-metric ton capacity production plant for a term of 50 years beginning January 15, 2008. The agreement provides for the payment of leasing fees of approximately $1.8 million. In February 2009, the formal land use right certificate was issued. There are no future lease payments under this land lease. At September 30, 2011, the net book value of such land use right was $1,804,037.

Amortization expense amounted to $9,707 and $9,486 for the three months ended September 30, 2011, and 2010, respectively. Amortization expense amounted to $19,284 and $18,897 for the six months ended September 30, 2011, and 2010, respectively.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	September 30, 2011 (Unaudited)	March 31, 2011

Building	$12,103,811	$12,047,068
Plant and machinery	52,158,177	51,430,868
Leasehold improvements	1,793,046	1,750,615
Office equipment	4,783,359	4,007,571
Motor vehicles	456,433	445,632
Construction in progress	280,382	1,762,970
	71,575,208	71,444,724
Less: Accumulated depreciation	(14,124,442)	(12,302,168)
	$57,450,766	$59,142,556

For the three months ended September 30, 2011 and 2010, depreciation expense amounted to $754,468 and $844,442, respectively. For the six months ended September 30, 2011 and 2010, depreciation expense amounted to $1,546,791 and $1,441,813, respectively.

The Company is currently in Phase 2 construction of a research and development center and other ancillary facilities in Qingpu.  At September 30, 2011, construction in progress included $190,622 related to the construction of this facility.

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu) which is included in prepayments for equipment and land use rights in the accompanying unaudited condensed consolidated balance sheets. We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of September 30, 2011, construction in progress included $89,760 related to the construction of this facility.

9.	AMOUNT DUE TO DIRECTOR

As of September 30, 2011 and March 31, 2011, due to a director, Mr. Song Jinan, in the amount of $5,004,027 and $371,623, respectively, represented advances to the Company which are unsecured, interest-free and repayable on demand. The advances from such director were entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

10.	INCOME TAXES

For the six months ended September 30, 2011 and 2010, the components of income (loss) before income taxes were:

	Six months ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
Income before income taxes generated in the PRC	$(12,152,174)	$22,028,986
(Loss) income before income taxes generated in the United States of America	(1,522,818)	11,812,913
Loss before income taxes generated in the British Virgin Islands	(199,871)	80,820
Loss before income taxes generated in Hong Kong	(686)	-
	$(13,875,549)	$33,922,719

For the three and six months ended September 30, 2011 and 2010, there was no tax provision related to income (loss) generated in the United States of America, the British Virgin Islands, and Hong Kong. For the six months ended September 30, 2011 and 2010, the provision for income taxes relating to income generated in the PRC consists of the following:

	Six months ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
Current-PRC	$41,908	$4,227,256
Deferred-PRC	-	-
	$41,908	$4,227,256

For the six months ended September 30, 2011 and 2010, the reconciliation between the PRC statutory tax rate and effective tax rate are as follows:

	Six months ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
Statutory rate	25.0%	25.0%
Preferential tax rate	(7.5)%	(7.4)%
Effect of different tax rates in other jurisdictions	(2.1)%	-%
Change in the fair value of embedded derivatives not subject to tax	-%	(8.8)%
Expenses not deductible for tax purpose	(0.7)%	0.4%
Effect of taxable temporary difference	(7.1)%	-%
Tax surcharge	-%	3.2%
Tax losses not recognized	(7.5)%	-%
Other	-	(0.0)%
Effective tax rate	0.1%	12.4%

As of September 30, 2011 and March 31, 2011, the Company had incurred tax losses of approximately $3.7 million and $2.2 million, respectively which can be carried forward in various jurisdictions from five to 25 years.

The components of deferred taxes are summarized as follows:

	September 30, 2011 (Unaudited)	March 31, 2011
Deferred tax assets
Net operating loss carryforwards
- PRC	$35,716	$63,970
- United States of America	517,758	-
- Hong Kong	8,829	5,714
Less: Valuation allowance	(562,303)	(69,684)
Net deferred tax assets	$-	$-

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

The Company’s subsidiary, Growing Yangling, is located in Yangling and as of September 30, 2011, its manufacturing plant was under construction. According to the investment agreement with the local government, Growing Yangling is entitled to have a tax incentive that exempts local portion of EIT for three calendar years from the commencement of production, followed by 50% tax exemption of local portion for the next year. There is no financial effect from the tax holiday as Growing Yangling did not generate any assessable profit for the three and six months ended September 30, 2011 or 2010.

At September 30, 2011 and March 31, 2011, taxes payable consisted of the following:

	September 30, 2011 (Unaudited)	March 31, 2011
Taxes arising prior to 2005:
Value added tax and other taxes	$5,038,962	$5,505,930
Income taxes	4,207,944	3,002,391
Dividends withholding tax	3,990,377	4,095,745
Total taxes arising prior to 2005	13,237,283	12,604,066

Value added tax and other taxes	402,356	515,637
Income taxes	(749,250)	1,317,961
Accrued interest on taxes	16,900,843	16,505,088
	$29,791,232	$30,942,752

In addition to the EIT, companies in the PRC that are engaged in the sale of goods are generally required to pay value added taxes (“VAT”) at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,237,283, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

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

For the six months ended September 30, 2011, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the Company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

The Company’s PRC subsidiaries are deemed “high technology” enterprises subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Six months ended September 30,
	2011 (Unaudited)	2010 (Unaudited)

Income (loss) per common share-basic	$(0.63)	$1.33
Effect of tax holiday	0.01	(0.11)
Pro forma income (loss) per common share-basic	$(0.62)	$1.22

11.	OPTION INCENTIVE PLAN

On January 16, 2011, the Board adopted the 2010 Equity Incentive Plan (the “2010 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2010 Plan. On March 9, 2011, the 2010 Plan was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders.

On January 16, 2011, the Company granted to the directors and officers an option to purchase 910,000 shares of common stock under the 2010 Plan. The options have exercise price of $14.81 per share, an expiration date of five to ten years from the date of grant, and vest over 48 consecutive months: 20% in the first 12-month period; 20% in the second 12-month period; 30% in the third 12-month period; and 30% in the forth 12-month period. The Company determined the fair value of the options on the date of grant was $9,477,024 using the Black-Scholes-Merton option pricing model with the following assumptions: expected volatility, 76%; risk-free interest rate, 1.95%; expected weighted average life, five to ten years; and expected dividend yield, 0%. As of September 30, 2011 and March 31, 2011, the total vested options were 124,000 shares and 45,500 shares, respectively.

During June 2011, two candidates resigned from their positions and terminated their services to the Company. They also did not exercise their vesting options within three months from the date of their termination. According to the option agreement, their options were forfeited and cancelled. The total number of forfeited and cancelled options was 250,000.

During the six months ended September 30, 2011 and 2010, no vested options were exercised.

At September 30, 2011, outstanding options were as follows:

	Number of Shares under Options	Weighted Average Exercise Price

Options outstanding at March 31, 2011	910,000	$14.81
Options granted	-	-
Options expired or forfeited	(250,000)	14.81
Options exercised	-	-
Options outstanding at September 30, 2011	660,000	$14.81

The following table summarizes information about options outstanding at September 30, 2011:

	Options Outstanding			Options Exercisable
Exercise price	Number of shares under Option	Weighted average remaining contractual life (years)	Weighted Average Exercise Price	Number of shares under Option	Weighted Average Exercise Price

$14.81	660,000	7.75	$14.81	124,000	$14.81

As of September 30, 2011 and March 31, 2011, the total vested options were 132,000 shares and 45,500 shares, respectively.

At September 30, 2011 and March 31, 2011, the options outstanding and exercisable had no intrinsic value.

For the three months ended September 30, 2011 and 2010, the Company has recorded $336,946 and $0, respectively, as the fair value of the vested options. For the six months ended September 30, 2011 and 2010, the Company has recorded $810,797 and $0, respectively, as the fair value of the vested options.

As of September 30, 2011, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $5,728,085, which is expected to be recognized over the next 39 months

13.	PRODUCT RETURN CONCESSIONS

Product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems.

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these special credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the three months ended September 30, 2011 that has been reflected as an additional cost of product returns in the accompanying unaudited condensed consolidated financial statements.

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

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of September 30, 2011, Growing Yangling entered into agreements with contractors related to the construction of the plant and manufacturing facilities for future payments of $2,989,961.

The Company is currently in Phase 2 construction of a research and development center and other ancillary facilities in Qingpu.  As of September 30, 2011, agreements with contractors related to the construction of the plant, manufacturing facilities and purchase of production equipment with future payments of $15,901,163 and $4,017,082, respectively.

Purchase obligations

The Company entered into the agreements with its suppliers to purchase raw materials and packing materials. As of September 30, 2011, the amount of future payments related to these obligations is $13,138,325.

Other obligations

Growing entered into an agreement with a university in the PRC to perform research and development. The aggregate amount of future payments per year is approximately $1,407,327 (RMB9 million).

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

The Company operates two business segments for the three and six months ended September 30, 2011 and 2010, which are retail probiotics products as a health supplement and bulk additives for institutional customers in the PRC. The following is the summary information by segment as of September 30, 2011 and 2010, and for the three and six months ended September 30, 2011 and 2010:

Three months ended September 30, 2011	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$744,672	$3,405,429	$4,150,101	$-	$4,150,101
Loss from operations	(9,947,427)	(1,134,475)	(11,081,902)	(905,380)	(11,987,282)
Income taxes	-	-	-	-	-
Total assets	100,406,511	78,893,527	179,300,038	43,336,994	222,637,032
Depreciation and amortization	267,082	302,966	570,048	194,127	764,175

Three months ended September 30, 2010	Retail products	Bulk additives	Segment Total	Corporate		Total

Net revenue	$13,666,634	$9,922,013	$23,588,647	$		$23,588,647
Income from operations	4,975,551	5,219,814	10,195,365		(536,732)	9,658,633
Income taxes	1,238,061	684,172	1,922,233			1,922,233
Total assets	128,574,686	38,397,566	166,972,252		85,687,774	252,660,026
Depreciation and amortization	281,806	572,122	853,928		-	853,928

Six months ended September 30, 2011	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$5,286,770	$7,822,556	$13,109,326	$-	$13,109,326
Loss from operations	(11,184,896)	(1,044,147)	(12,229,043)	(1,902,260)	(14,131,303)
Income taxes	-	41,908	41,908	-	41,908
Total assets	100,406,511	78,893,527	179,300,038	43,336,994	222,637,032
Depreciation and amortization	570,998	606,938	1,177,936	388,139	1,566,075

Six months ended September 30, 2010	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$28,160,477	$20,363,889	$48,524,366	$-	$48,524,366
Income (loss) from operations	10,689,983	11,750,521	22,440,504	(1,008,042)	21,432,462
Income taxes	2,649,116	1,578,140	4,227,256	-	4,227,256
Total assets	128,574,686	38,397,566	166,972,252	85,687,774	252,660,026
Depreciation and amortization	763,084	697,626	1,460,710	-	1,460,710

Reconciliation is provided for unallocated amounts relating to corporate operations, which is not included in the segment information.

	Three months ended September 30,		Six months ended September 30,
Reconciliation	2011	2010	2011	2010

Total segment operating income	$(11,081,902)	$10,195,365	$(12,229,043)	$22,440,504
Corporate overhead expenses	(905,380)	(536,732)	(1,902,260)	(1,008,042)
Other income, net	126,854	3,097,527	255,754	12,490,257
Income tax expense	-	(1,922,233)	(41,908)	(4,227,256)
Total consolidated net income (loss)	$(11,860,428)	$10,833,927	$(13,917,457)	$29,695,463

15.	SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the Company has entered into numerous transactions relating to a loan receivable from a trust, short and long term bank loans, land use rights and deposits on potential acquisitions.   We refer the reader to the previously filed Form 10K for the year ended March 31, 2012 filed on September 14, 2012 as well as the interim reports filed on Form 10Q for the period ending June 30, 2012 filed on January 4, 2013; for the period ending September 30, 2012 filed on December 26, 2012, and;  for the period ending December 31, 2012 filed on February 14, 2013 for a complete discussion of these transactions, and other matters occurring after September 30, 2011.

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

The government of the PRC imposed new rules and regulations on health care products during calendar year 2011. Many Chinese customers, including many of our customers, have developed in recent years a lack of confidence in the safety of locally produced food and healthcare products, which has had a noticeable effect on our sales volume. During the second quarter of fiscal year 2012, we temporarily suspended our retail production due to the implementation by the government of the PRC of new health and safety rules.

Shining Probiotics Protein Powder has become our best-selling product as of September 30, 2011, representing approximately 38% and 20% of our total sales of our retail products for the six months ended September 30, 2011 and 2010, respectively. Although we have released new products, the percentage contribution of Shining Essence, for many years our biggest-selling retail product, to our total retail sales has decreased, representing approximately 20% and 11% for the six months ended September 30, 2011 and 2010, respectively. Shining Essence is still within top three of our best-selling products. As of September 30, 2011, we had a retail product portfolio of approximately100 products, and we are currently selling 35 of them in the market.

Sales of our bulk products contributed 60% of our gross revenue for the six months ended September 30, 2011 as compared to 42% of our gross revenue for the six months ended September 30, 2010.

In February 2010, our new bulk production facility in Qingpu commenced commercial production. The state-of-the-art bulk additives production facility has a full capacity of 150 metric tons. Management believes our new facility will help us to continue to meet the increasing market demand for high quality and low cost products.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:

•	Increasing demand for functional food and health supplement products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and health supplements to increase.

•	Curtailment of the use of antibiotics and preservatives and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs and preservatives for both humans and animals. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health. Recently, the Ministry of Health (MOH) in China announced an expanded list of probiotics strains allowed to be used in the food industry. The number of probiotics strains on the list has doubled. Management believes that this reflects that the Chinese government is encouraging wider uses of probiotics products in the food industry. Management also believes that it also demonstrates the rapidly expanding probiotics market in China.

•	Increasing demand for dairy product additives. The demand for functional foods and foods that use probiotics supplements is growing at a significant rate, and our management believes that it will continue to do so. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics would be required to be added to baby milk powders produced in China. On October 24, 2011, the MOH published a list of probiotics applicable for baby food for babies aged one year or older.

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through the following:

•	We are currently focused on two fast-growing industries in China: the dairy and animal feed sectors. As of September 30, 2011, we had entered into contracts with 60 customers, same as the number of customers at March 31, 2011, for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established business relationships with a variety of commercial customers located in major cities, including Beijing, Tianjin, Chongqing, and Shanghai. We are planning to develop sales plans for new customers in four additional provinces: Gansu, Hebei, Heilongjiang and Shanxi. Besides the major cities mentioned above in which we do business, our customers are now in 20 provinces, including Guangdong, Jiangsu and Jiangxi, among others. These growing companies are among the leaders in the dairy, animal feed, baked foods, and pharmaceutical industries.

•	Construction of a new facility in Yangling - Encouraged by the growing demand for the animal feed market in China, the Company commenced construction of a new facility in the Yangling Zone in the Shaanxi Province of China in June 2012. The cost for constructing the Yangling facility is expected to be over $58 million invested over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in the construction stage, and the plan is subject to government approval prior to implementation. During the year ended March 31, 2011, the Company made total payments of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land use right certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014 and trial production is expected to commence in 2015. In the existing market environment, the Company will utilize its available cash and bank facilities to fund such construction.

•	Wholesale and e-commerce businesses - In our continuing effort to transition from a retail, business-to-consumer model to a wholesale, business-to-business model, and to improve operating efficiency, we have completed the consolidation of our retail outlets. We closed all of our retail outlets by the end of fiscal year 2011, as we believe our distribution network is more efficient for our retail products sales. We have a total of 39 distributors for retail products as of September 30, 2011. In light of increasing online sales of health food and supplements in China and to maintain our existing retail customer base, we launched a “Community Network,” which is dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/. Since its establishment, the in-house e-commerce department is working to better access the market and existing and potential customers. We have also been working with two online selling companies to sell our retail products, including www.ule.com.cn and www.yihaodian.com. In addition, we have established a customer service center to reply to inquiries from our end users.

•	Improvement in research and development of new products and services - We continue to develop new retail products aimed at improving general human health conditions, enhancing the immune system, and reducing health problems. To further improve our competitiveness in the bulk additives market, we continue to improve and provide our value-added service to institutional customers by assisting their lab and production testing and providing customized technical support, among other things. In addition, we are also working with certain universities, including Northeast Agricultural University, to carry out research and development projects in order to seek to increase the probiotics industry’s capability.

Our operations are generally not labor-intensive. We employed 385 people as of September 30, 2011. With production ramping up in the Phase 1 facility and the construction of Phase 2 in Qingpu, we expect increases in our number of employees over the next two years to meet the increase of production capacity and sales demand. We have also been recruiting senior executives to strengthen our management team. However, as wages in China remain relatively low, we expect that labor costs will not materially affect our results of operations in the near term.

Results of Operations for the Three Months Ended September 30, 2011 Compared with the Three Month Ended September 30, 2010

Our results for the three months ended September 30, 2011 and 2010 are summarized below:

	Three months ended September 30,
	2011 Amount	% of Net sales	2010 Amount	% of Net sales
Net sales	$4,150,101	100.00%	$23,588,647	100.00%
Cost of sales	3,239,758	78.06%	8,300,608	35.19%
Cost of product returns	7,143,914	172.14%	-	-%
Gross profit (loss)	(6,233,571)	(150.20)%	15,288,039	64.81%
Operating expenses:
Selling expenses	2,018,182	48.63%	2,559,158	10.85%
General and administrative expenses	3,735,529	90.01%	3,070,248	13.02%
Total operating expenses	5,753,711	138.64%	5,629,406	23.86%
Income (loss) from operations	(11,987,282)	(288.84)%	9,658,633	40.95%
Other income and expense:
Interest expense	(66)	(0.00)%	-	(0.00)%
Interest income	397,921	9.59%	97,294	0.41%
Change in the fair value of embedded derivatives	-	-	2,742,000	11.62%
Exchange gain (loss), net	(37,908)	(0.91)%	(66,477)	(0.28)%
Other expenses	(233,093)	(5.62)%	324,710	1.38%
Total other income	126,854	3.06%	3,097,527	13.13%
Income (loss) before taxes	(11,860,428)	(285.79)%	12,756,160	54.08%
Income taxes	-	-%	1,922,233	8.15%
Net income (loss)	$(11,860,428)	(285.79)%	$10,833,927	45.93%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended September 30, 2011 and 2010 comprised the following:

	Three months ended September 30,
	2011	2010
Invoiced value of sales	$4,254,187	$24,230,413
Less: Sales discount	(83,880)	(467,411)
Less: Sales tax	(20,206)	(174,355)
	$4,150,101	$23,588,647

Net sales decreased by $19,438,546 or 82.41% to $4,150,101 for the three months ended September 30, 2011 from $23,588,647 for the three months ended September 30, 2010. The decrease was mainly attributable to the implementation by the PRC government of new rules and regulations on health care products, including our probiotics products, during 2011. Certain health care products, including our probiotics products, have been repositioned as food and so are now governed by the PRC’s Food Safety Law, resulting in the Company and its competitors having to adapt to the new rules and regulations.

During June 2011, we also found a batch of probiotics products worth $474,505 that were below the Company’s quality standards due to production problems; the Company tracked and destroyed all such products after obtaining them from its distributors.

The contributions of our products as a percentage of invoiced value on sales for the three months ended September 30, 2011 and 2010, respectively, are summarized below.

	Three months ended September 30,
	2011	2010
Retail products	17.94%	57.94%
Bulk additives	82.06%	42.06%
	100.00%	100.00%

Sales for retail products decreased to 17.94% of total sales for the three months September 30, 2011 from 57.94% of total sales for the three months ended June 30, 2010. The decrease was mainly attributable to the implementation by the government of the PRC of new rules and regulations on health care products during calendar year 2011, as noted above. Many Chinese customers, including many of our customers, have developed in recent years a lack of confidence in the safety of locally produced food and healthcare products, which has had a noticeable effect on our sales volume. During the three months ended September 30, 2011, the Company suspended retail production due to the implementation by the government of the PRC of new health and safety rules.

Sales for bulk additives also decreased as a result of the implementation by the government of the PRC of new rules and regulations on health care products during 2011. However since our bulk products are used in various industries including dairy, animal feed, pharmaceutical, and other food industries, the adverse effects on bulk additive sales were not as severe as those on our retail product sales. As a result, percentage of bulk additives sales to total sales increased to 82.06% for the three months ended September 30, 2011 from 42.06% for the three months ended September 30, 2010.

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

Cost of sales

Cost of sales for the three months ended September 30, 2011 was $3,239,758, compared with $8,300,608 for the three months ended September 30, 2010. The decrease in cost of sales was primarily caused by the decrease in sales for the three months ended September 30, 2011.

Cost of product returns

As a result of product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the three months ended September 30, 2011.

Gross profit (loss)

Gross loss increased by $21,521,610 to $6,233,571 for the three months ended September 30, 2011 from gross profit of $15,288,039 for the three months ended September 30, 2010. The increase of gross loss was mainly attributable to the credits of $7,143,914 to our distributors to reimburse our end-user customers for products which were recalled. The increase of our gross loss was also attributable to the decline in sales volume of both bulk additive products and retail products for the three months ended September 30, 2011.

Selling expenses

Selling expenses decreased by $540,976 or 21.14% to $2,018,182 or 48.63% of net sales for the three months ended September 30, 2011, compared with $2,559,158 or 10.85% of net sales for the three months ended September 30, 2010. The decrease was mainly attributable to decrease in sales commission to staff as a result of lower sales and cash collection of outstanding balances from our customers.

General and administrative expenses

General and administrative expenses increased by $665,281 or 21.67% to $3,735,529 or 90.01% of net sales for the three months ended September 30, 2011, compared with $3,070,248 or 13.02% of net sales for the three months ended September 30, 2010. The increase was primarily attributable to certain non-cash compensation expenses related to the vested options in the amount of $336,946 during the three months ended September 30, 2011 as compared to $0 for the same period of 2010.

Income (loss) from operations

Loss from operations increased by $21,645,915 to $11,987,282 for the three months ended September 30, 2011, from $9,658,633 income from operations for the three months ended September 30, 2010. The increase in loss from operations was mainly attributable to the decrease in sales and the credits paid to our distributors to reimburse our end-user customers for products for the three months ended September 30, 2011.

Total other income

Total other income decreased by $2,970,673 or 95.90% to $126,854 for the three months ended September 30, 2011, from $3,097,527 for the three months ended September 30, 2010. We recognized income of $2,742,000 for the changes in the fair value of embedded derivatives during the three months ended September 30, 2010. We did not recognize such income in the three months ended September 30, 2011.

Income taxes

Provision for income taxes was $0 and $1,922,233 for the three months ended September 30, 2011 and 2010, respectively. The decrease in the provision for income taxes is primarily attributable to the decrease in operating profit.

Net income (loss)

Net loss increased by $22,694,355 to $11,860,428 for the three months ended September 30, 2011 from net income of $10,833,927 for the three months ended September 30, 2010. The increase in net loss or decrease in net income was mainly attributable to the decrease of income from operations of $21,645,915. In addition, we recognized income of $2,742,000 in the changes in the fair value of embedded derivatives during the three months ended September 30, 2010. We did not recognize such income in the three months ended September 30, 2011.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For three months ended September 30, 2011 and 2010, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced operations in February 2010 with a separate production and distribution channel. There are also separate operational management teams and operations and marketing strategies for each segment. Therefore, we have used the segment reporting since fiscal year 2011.

Retail products

The results of retail products segment for the three months ended September 30, 2011 and 2010 are summarized as below:

	Three months ended September 30,
	2011 Amount	% of Net sales	2010 Amount	% of Net sales
Net sales, retail products	$744,672	100.00%	$13,666,634	100.00%
Cost of sales	1,665,750	223.69%	5,198,641	38.04%
Cost of product returns	7,143,914	959.34%	-	-%
Gross profit (loss), retail products	(8,064,992)	(1,083.03)%	8,467,993	61.96%
Operating expenses:
Selling expenses	562,389	75.52%	2,267,421	16.59%
General and administrative expenses	1,320,046	177.27%	1,225,021	8.96%
Total operating expenses	1,882,435	252.79%	3,492,442	25.55%
Income (loss) from operations, retail products	$(9,947,427)	(1,335.81)%	$4,975,551	36.41%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended September 30, 2011 and 2010 comprised the following:

	Three months ended September 30,
	2011	2010
Invoiced value on sales	$835,900	$14,249,691
Less: Sales discount	(83,880)	(467,411)
Less: Sales tax	(7,348)	(115,546)
	$744,672	$13,666,634

Net sales decreased by $12,921,962 or 94.55% to $744,672 for the three months ended September 30, 2011 from $13,666,634 for the three months ended September 30, 2010. The decrease was mainly attributable to the implementation by the government of the PRC of new rules and regulations on health care products Many Chinese customers, including many of our customers, have developed in recent years a lack of confidence in the safety of locally produced food and healthcare products, which has had a noticeable effect on our sales volume. During the three months ended September 30, 2011, the Company suspended production due to the implementation by the government of the PRC of new health and safety rules.

Cost of sales

Cost of sales decreased by $3,532,891 or 67.96% to $1,665,750 for the three months ended September 30, 2011 from $5,198,641 for the three months ended September 30, 2010. The decrease in cost of sales was primarily caused by the decrease of products sold.

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

Gross profit (loss)

Gross loss increased by $16,532,985 to $8,064,992 for the three months ended September 30, 2011 from gross profit of $8,467,993 for the three months ended September 30, 2010. The increase of gross loss was mainly attributable to the credits of $7,143,914 to our distributors to reimburse our end-user customers for products which were recalled. The increase of our gross loss was also attributable to the decline in sales volume of retail products for the three months ended September 30, 2011. .

Selling expenses

Selling expenses were $562,389 or 75.52% of net sales for the three months ended September 30, 2011, compared with $2,267,421 or 16.59% of net sales for the three months ended September 30, 2010. The selling expenses mainly included salary and advertising expenses. This decrease in selling expenses was primarily attributable to a decrease in sales. The percentage to sales increased as part of our selling expenses is fixed therefore lower sales cause the ratio of selling expense to net sales to increase.

General and administrative expenses

General and administrative expenses increased by $95,025 or 7.76% to $1,320,046 or 177.27% of net sales for the three months ended September 30, 2011 compared with $1,225,021 or 8.96% of net sales for the three months ended September 30, 2010. During the three months ended September 30, 2011, because the Company suspended production due to the implementation by the government of the PRC of new health and safety rules, $239,087 of original production costs such as salary payments and related expenses were charged as general and administrative expenses.

Income (loss) from operations

Loss from operations increased by $14,922,978 to $9,947,427 for the three months ended September 30, 2011 from $4,975,551 income from operations for the three months ended September 30, 2010. The increase was mainly attributable to substantially decrease of sales volume as a result of the temporary suspended production for the three months ended September 30, 2011.

Bulk products

The results of bulk additives products segment for the three months ended September 30, 2011 and 2010 are summarized as below:

	Three months ended September 30,
	2011 Amount	% of Net sales	2010 Amount	% of Net sales
Net sales, bulk additives products	$3,405,429	100.00%	$9,922,013	100.00%
Cost of sales	1,574,008	46.22%	3,101,967	31.26%
Gross profit, bulk additives products	1,831,421	53.78%	6,820,046	68.74%
Operating expenses:
Selling expenses	1,455,793	42.75%	291,737	2.94%
General and administrative expenses	1,510,103	44.34%	1,308,495	13.19%
Total operating expenses	2,965,896	87.09%	1,600,232	16.13%
Income (loss) from operations, bulk additives products	$(1,134,475)	(33.31)%	$5,219,814	52.61%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended September 30, 2011 and 2010 comprised the following:

	Three months ended September 30,
	2011	2010
Invoiced value on sales	$3,418,287	$9,980,722
Less: Sales tax	(12,858)	(58,709)
	$3,405,429	$9,922,013

Net sales decreased by $6,516,584 or 65.68% to $3,405,429 for the three months ended September 30, 2011, from $9,922,013 for the three months ended September 30, 2010. The decrease in sales of bulk additive products was primarily attributable to the implementation by the government of the PRC of new rules and regulations on health care products during 2011.

Cost of sales

Cost of sales decreased by $1,527,959 or 49.26% to $1,574,008 for the three months ended September 30, 2011, from $3,101,967 for the three months ended September 30, 2010. The decrease in cost of sales was primarily caused by the decrease in products sold for the three months ended September 30, 2011.

Gross profit

Gross profit decreased by $4,988,625 or 73.15% to $1,831,421 for the three months ended September 30, 2011, from $6,820,046 for the three months ended September 30, 2010. The decrease of gross profit was primarily caused by the decrease in products sold for the three months ended September 30, 2011.

Selling expenses

Selling expenses were $1,455,793 or 42.75% of net sales for the three months ended September 30, 2011, compared with $291,737 or 2.94% of net sales for the three months ended September 30, 2010. The selling expenses mainly included advertising expenses, promotion expenses, commission and salary. This increase in selling expenses was primarily attributable to salary expenses of approximately $1,289,000 for the three months ended September 30, 2011 compared to $44,000 for the six months ended September 30, 2010.

General and administrative expenses

General and administrative expenses were $1,510,103 or 44.34% of net sales for the three months ended September 30, 2011, compared with $1,308,495 or 13.19% of net sales for the three months ended September 30, 2011. The increase in general and administrative expenses was mainly attributable to the increase in our depreciation expense to approximately $333,000 for the three months ended September 30, 2011 from approximately $173,000 for the three months ended September 30, 2010.

Income (loss) from operations

Loss from operations increased by $6,354,289 to $1,134,475 for the three months ended September 30, 2011, from $5,219,814 income from operations for the three months ended September 30, 2010. The increase is mainly attributable to the decrease of gross profit of $$4,988,624 from the decrease in sales, increases in in selling expenses and general and administrative expenses for the three months ended September 30, 2011.

Results of Operations for the Six Months Ended September 30, 2011 Compared with the Six Month Ended September 30, 2010

Our results for the six months ended September 30, 2011 and 2010 are summarized below:

	Six months ended September 30,
	2011 Amount	% of Net sales	2010 Amount	% of Net sales
Net sales	$13,109,326	100.00%	$48,524,366	100.00%
Cost of sales	7,722,174	58.91%	16,119,083	33.22%
Cost of product returns	7,143,914	54.49%	-	-%
Gross profit (loss)	(1,756,762)	(13.40)%	32,405,283	66.78%
Operating expenses:
Selling expenses	3,988,351	30.42%	5,617,536	11.58%
General and administrative expenses	8,386,190	63.97%	5,355,285	11.04%
Total operating expenses	12,374,541	94.39%	10,972,821	22.61%
Income (loss) from operations	(14,131,303)	(107.80)%	21,432,462	44.17%
Other income and expense:
Interest expense	(336)	(0.00)%	-	-%
Interest income	785,861	5.99%	185,170	0.38%
Interest income, net – loan receivable	-	-%	11,950,000	24.63%
Other expenses	(454,729)	(3.47)%	76,490	0.16%
Exchange gain (loss), net	(75,042)	(0.57)%	278,597	0.57%
Total other income	255,754	1.95%	12,490,257	25.74%
Income (loss) before taxes	(13,875,549)	(105.84)%	33,922,719	69.91%
Income taxes	41,908	0.32%	4,227,256	8.71%
Net income (loss)	$(13,917,457)	(106.16)%	$29,695,463	61.20%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the six months ended September 30, 2011 and 2010 comprised the following:

	Six months ended September 30,
	2011	2010
Invoiced value of sales	$13,736,981	$50,488,844
Less: Sales discount	(570,240)	(1,491,393)
Less: Sales tax	(57,415)	(473,085)
	$13,109,326	$48,524,366

Net sales decreased by $35,415,040 or 72.98% to $13,109,326 for the six months ended September 30, 2011, from $48,524,366 for the six months ended September 30, 2010. The decrease in sales of bulk additive products is primarily attributable to the implementation by the government of the PRC of new rules and regulations on health care products during 2011.

The contributions of our products as a percentage of invoiced value on sales for the six months ended September 30, 2011 and 2010, respectively, are summarized below:

	Six months ended September 30,
	2011	2010
Retail products	40.33%	58.03%
Bulk additives	59.67%	41.97%
	100.00%	100.00%

 Sales for retail products decreased to 40.33% of total sales for the six months ended September 30, 2011 from 58.03% of total sales for the six months ended September 30, 2010. The decrease was mainly attributable to the implementation by the government of the PRC of new rules and regulations on health care products during calendar year 2011, as noted above. Many Chinese customers, including many of our customers, have developed in recent years a lack of confidence in the safety of locally produced food and healthcare products, which has had a noticeable effect on our sales volume. During the six months ended September 30, 2011, the Company suspended retail production due to the implementation by the government of the PRC of new health and safety rules.

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

Cost of sales

Cost of sales for the six months ended September 30, 2011 was $7,722,174, compared with $16,119,083 for the six months ended September 30, 2010. The decrease in cost of sales was primarily caused by the decrease in sales for the six months ended September 30, 2011.

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

Gross profit (loss)

Gross loss increased by $34,162,045 to $1,756,762 for the six months ended September 30, 2011, from $32,405,283 operating income for the six months ended September 30, 2010. The increase of gross loss was partially attributable to the credits of $7,143,914 to our distributors to reimburse our end-user customers for products which were recalled. The increase of our gross loss was also attributable to the decline in sales volume of retail products for the six months ended September 30, 2011.

Selling expenses

Selling expenses decreased by $1,629,185 or 29.00% to $3,988,351 or 30.42% of net sales for the six months ended September 30, 2011, compared with $5,617,536 or 11.58% of net sales for the six months ended September 30, 2010. The decrease was mainly attributable to decrease in sales commission to staff as a result of lower sales and cash collection of outstanding balances from our customers.

General and administrative expenses

General and administrative expenses increased by $3,030,905 or 56.60% to $8,386,190 or 63.97% of net sales for the six months ended September 30, 2011, compared with $5,355,285 or 11.04% of net sales for the six months ended September 30, 2010. The increase was primarily attributable to certain non-cash compensation expenses related to the vested options in the amount of $810,797 during the six months ended September 30, 2011 as compared to $0 for the same period of 2010. Research and development expense increased to approximately $2,577,000 for the six months ended September 30, 2011 from approximately $1,950,000 for the six months ended September 30, 2010. We also had write-offs of returned products and allowances for doubtful accounts in the amount of $1,492,000 for the six months ended September 30, 2011 compared to $0 for the six months ended September 30, 2010.

During the six months ended September 30, 2011, because the Company suspended production due to the implementation by the government of the PRC of new health and safety rules, $239,087 of original production costs such as salary payments and related expenses were charged as general and administrative expenses.

Income (loss) from operations

Loss from operations increased by $35,563,765 to $14,131,303 for the six months ended September 30, 2011, from $21,432,462 income from operations for the six months ended September 30, 2010. The increase in loss from operations was mainly attributable to the decrease in sales and the credits paid to our distributors to reimburse our end-user customers for products for the six months ended September 30, 2011.

Total other income

Total other income decreased by $12,234,503 or 97.95% to $255,754 for the six months ended September 30, 2011, from $12,490,257 for the six months ended September 30, 2010. We recognized income of $11,950,000 for the changes in the fair value of embedded derivatives during the six months ended September 30, 2010. We did not recognize such income in the six months ended September 30, 2011.

Income taxes

Provision for income taxes was $41,908 and $1,922,233 for the six months ended September 30, 2011 and 2010, respectively. The decrease in the provision for income taxes is primarily attributable to the decrease in operating profit.

Net income (loss)

Net loss increased by $43,612,920 to $13,917,457 for the six months ended September 30, 2011 from net income of $29,695,463 for the six months ended September 30, 2010. The increase in net loss was mainly attributable to the decrease of income from operations of $35,563,765. In addition, we recognized income of $11,950,000 in the changes in the fair value of embedded derivatives during the six months ended September 30, 2010. We did not recognize such income in the six months ended September 30, 2011.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For six months ended September 30, 2011 and 2010, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced operations in February 2010 with a separate production and distribution channel. There are also separate operational management teams and operations and marketing strategies for each segment. Therefore, we have used the segment reporting since fiscal year 2011.

Retail products

The results of retail products segment for the six months ended September 30, 2011 and 2010 are summarized as below:

	Six months ended September 30,
	2011 Amount	% of Net sales	20110 Amount	% of Net sales
Net sales, retail products	$5,286,770	100.00%	$28,160,477	100.00%
Cost of sales	4,267,091	43.79%	9,731,493	34.56%
Cost of product returns	7,143,914	-%	-	-%
Gross profit (loss), retail products	(6,124,235)	56.21%	18,428,984	65.44%
Operating expenses:
Selling expenses	1,695,460	25.21%	5,095,355	18.09%
General and administrative expenses	3,365,202	26.92%	2,643,646	9.39%
Total operating expenses	5,060,662	52.12%	7,739,001	27.48%
Income (loss) from operations, retail products	$(11,184,897)	4.08%	$10,689,983	37.96%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the six months ended September 30, 2011 and 2010 comprised the following:

	Six months ended September 30,
	2011	2010
Invoiced value on sales	$5,886,805	$30,006,267
Less: Sales discount	(570,240)	(1,491,393)
Less: Sales tax	(29,795)	(354,397)
	$5,286,770	$28,160,477

Net sales decreased by $22,873,707 or 81.23% to $5,286,770 for the six months ended September 30, 2011 from $28,160,477 for the six months ended September 30, 2010. The decrease was mainly attributable to the implementation by the government of the PRC of new rules and regulations on health care products Many Chinese customers, including many of our customers, have developed in recent years a lack of confidence in the safety of locally produced food and healthcare products, which has had a noticeable effect on our sales volume. During the three months ended September 30, 2011, the Company suspended the retail production due to the implementation by the government of the PRC of new health and safety rules.

During June 2011, we also found a batch of probiotics products worth $474,505 that were below the Company’s quality standards due to production problems; the Company tracked and destroyed all such products after obtaining them from its distributors.

Cost of sales

Cost of sales decreased by $5,464,402 or 56.15% to $4,267,091 for the six months ended September 30, 2011 from $9,731,493 for the six months ended September 30, 2010. The decrease in cost of sales was primarily caused by the decrease of products sold.

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

Gross profit (loss)

Gross loss increased by $24,553,219 to $6,124,235 for the six months ended September 30, 2011 from gross profit of $18,428,984 for the six months ended September 30, 2010. The increase of gross loss was partially attributable to the credits of $7,143,914 to our distributors to reimburse our end-user customers for products which were recalled. The increase of our gross loss was also attributable to the decline in sales volume of retail products for the six months ended September 30, 2011.

Selling expenses

Selling expenses were $1,695,460 or 25.21% of net sales for the six months ended September 30, 2011, compared with $5,095,355 or 18.09% of net sales for the six months ended September 30, 2010. The selling expenses mainly included salary and advertising expenses. This decrease in selling expenses was primarily attributable to a decrease in sales. The percentage to sales increased as part of our selling expenses is fixed therefore lower sales cause the ratio of selling expense to net sales to increase.

General and administrative expenses

General and administrative expenses increased by $721,556 or 27.29% to $3,365,202or 26.92% of net sales for the six months ended September 30, 2011 compared with $2,643,646 or 9.39% of net sales for the six months ended September 30, 2010. During the six months ended September 30, 2011, because the Company suspended production due to the implementation by the government of the PRC of new health and safety rules, $239,087 of original production costs such as salary payments and related expenses were charged as general and administrative expenses.

Income (loss) from operations

Loss from operations increased by $21,874,880 to $11,184,897 for the six months ended September 30, 2011 from $10,689,983 income from operations for the six months ended September 30, 2010. The increase was mainly attributable to substantially decrease of sales volume as a result of the temporary suspended production for the six months ended September 30, 2011.

Bulk products

The results of bulk additives products segment for the six months ended September 30, 2011 and 2010 are summarized as below:

	Six months ended September 30,
	2011 Amount	% of Net sales	2010 Amount	% of Net sales
Net sales, bulk additives products	$7,822,556	100.00%	$20,363,889	100.00%
Cost of sales	3,455,083	44.17%	6,387,590	31.37%
Gross profit, bulk additives products	4,367,473	55.83%	13,976,299	68.63%
Operating expenses:
Selling expenses	2,292,891	29.31%	522,181	2.56%
General and administrative expenses	3,118,728	39.87%	1,703,597	8.37%
Total operating expenses	5,411,619	69.18%	2,225,778	10.93%
Income (loss) from operations, bulk additives products	$(1,044,146)	(13.35)%	$11,750,521	57.70%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the six months ended September 30, 2011 and 2010 comprised the following:

	Six months ended September 30,
	2011	2010
Invoiced value on sales	$7,850,176	$20,482,577
Less: Sales tax	(27,620)	(118,688)
	$7,822,556	$20,363,889

Net sales decreased by $12,541,333 or 61.59% to $7,822,556 for the six months ended September 30, 2011, from $20,363,889 for the six months ended September 30, 2010. The decrease in sales of bulk additive products is primarily attributable to the implementation by the government of the PRC of new rules and regulations on health care products during 2011.

Cost of sales

Cost of sales decreased by $2,932,507 or 45.91% to $3,455,083 for the six months ended September 30, 2011, from $6,387,590 for the six months ended September 30, 2010. The decrease in cost of sales was primarily caused by the decrease in products sold for the six months ended September 30, 2011.

Gross profit

Gross profit decreased by $9,608,826 or 68.75% to $4,367,473 for the six months ended September 30, 2011, from $13,976,299 for the six months ended September 30, 2010. The decrease of gross profit was primarily caused by the decrease in products sold for the six months ended September 30, 2011.

Selling expenses

Selling expenses were $2,292,891 or 29.31% of net sales for the six months ended September 30, 2011, compared with $1,522,181 or 2.56% of net sales for the six months ended September 30, 2010. The selling expenses mainly included advertising expenses, promotion expenses, commission and salary. This increase in selling expenses was primarily attributable to salary expenses of approximately $1,388,000 for the six months ended September 30, 2011 compared to $76,000 for the six months ended September 30, 2010.

General and administrative expenses

General and administrative expenses were $3,118,728 or 39.87% of net sales for the six months ended September 30, 2011, compared with $1,703,597 or 8.37% of net sales for the six months ended September 30, 2010. The increase in general and administrative expenses was mainly attributable to the increase in our depreciation expense to approximately $409,000 for the six months ended September 30, 2011 from approximately $340,000 for the six months ended September 30, 2010. In addition, we incurred approximately 1,380,000 in research and development expense during the six months ended September 30, 2011 compared to approximately $695,000 for the six months ended September 30, 2010.

Income (loss) from operations

Loss from operations increased by $12,794,667 to $1,044,146 for the six months ended September 30, 2011, from $11,750,521 income from operations for the six months ended September 30, 2010. The increase was mainly attributable to the decrease of gross profit of $9,608,825 from the decrease in sales, increases in in selling expenses and general and administrative expenses for the six months ended September 30, 2011.

Liquidity and Capital Resources

Liquidity

We had cash of $148.0 million and working capital of $115.1 million as of September 30, 2011 and cash of $144.0 million and working capital of $132.3 million as of March 31, 2011.

Our statements of cash flow for the six months ended September 30, 2011 and 2010 are summarized as below:

	Six months ended September 30,
	2011	2010
Net cash provided by operating activities	$690,981	$14,724,963
Net cash used in investing activities	(1,217,779)	(8,458,080)
Net cash provided by (used in) financing activities	4,632,404	(4,245,770)
Effect of exchange rate changes on cash	(135,319)	1,243,075
Net change in cash and cash equivalents balances	$3,970,287	$3,264,188

Operating activities

Net cash provided by operating activities was $691,000 and $14.7 million for the six months ended September 30, 2011 and 2010, respectively. During the six months ended September 30, 2011, net cash provided by operating activities primarily consisted of the net loss of $13.9 million, increase in prepayments of $2.7 million and $4.9 million which were offset by the decrease in accounts receivable of $22.5 million. During the six months ended September 30, 2010, net cash provided by operating activities primarily consisted of net income of $29.7 million, which was offset by the change in the fair value of embedded derivatives of $12.0 million, increase in accounts receivable of $5.1 million, decrease in accounts payable of $1.4 million and decrease in other payables and accruals of $1.1 million. Our overall net cash flow generated by operating activities decreased due to the downturn of our business during the six months ended September 30, 2011.

Investing activities

We had capital expenditures totaling $1.2 million for the six months ended September 30, 2011, primarily related to the prepayment of $1.1 million for certain capital expenditures with respect to our facility in Qingpu and Yangling, and $100,000 in the acquisition of property, plant and equipment in Qingpu and Shining.

Financing activities

The net cash provided by financing activities for the six months ended September 30, 2011 was derived primarily from an advance from Mr. Song Jinan a director and stockhoder to the Company amounting to $4.6 million. During the six months ended September 30, 2010, we received advances of $1.7 million from this director and repaid $3.3 million to this director.

During the periods ended September 30, 2011 and 2010, the advance from a director, Mr. Song Jinan, was entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

In addition, we repurchased $2.8 million of our common stock during the six month ended September 30, 2010.

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

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of September 30, 2011, Growing Yangling entered into agreements with contractors related to the construction of the plant and manufacturing facilities for future payment of $2,990,810.

The Company is currently in Phase 2 construction of a research and development center and other ancillary facilities in Qingpu.  As of September 30, 2011, agreements with contractors related to the construction of the plant, manufacturing facilities and purchase of production equipment with future payments of $15,901,163 and $4,017,082, respectively.

Purchase obligations

The Company entered into the agreements with its suppliers to purchase raw materials and packing materials. As of September 30, 2011, the amount of future payments related to these obligations was $13,138,325.

Other obligations

Growing entered into an agreement with a university in the PRC to perform research and development. The aggregate amount of future payments per year is approximately $1,407,327 (RMB9 million).

Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended September 30, 2011 and 2010.

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

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2011, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months and six months ended September 30, 2011 and 2010. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For the six months ended September 30, 2011, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

Recent Accounting Pronouncements

See Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements for the Three and Six months Ended September 30, 2011.

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

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision order that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The results of the SEC’s review are pending as of June 21, 2013. Oral argument has been scheduled for July 10, 2013. If the registration of the Company’s securities is revoked, no U.S. registered broker-dealer may execute trades in the Company’s shares and the trading market for our common stock may cease to exist. In such event, investors may not be able to liquidate their investment.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company’s disclosure controls and procedures and internal controls over financial reporting. After reviewing our Annual Report on Form 10-K for the year ended March 31, 2010 and our Quarterly Report on Form 10-Q for the period ended December 31, 2010, the SEC concluded in a letter to the Company dated as of January 9, 2012, that the Company’s lack of U.S. GAAP experience is a material weakness in our disclosure controls and procedures and in our internal control over financial reporting. In its letter, the SEC also required the Company to file an amended Annual Report on Form 10-K for the year ended March 31, 2010 disclosing such material weakness, which the Company intends to file as promptly as is reasonably practicable. Our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2011, and there existed material weaknesses in our internal control over financial reporting as of September 30, 2011. The Company’s Audit Committee and our management are still engaged in discussions about how best to rectify fully such weakness. The Audit Committee has recommended that the Company hire, and management has retained the services of, additional qualified personnel to prepare the Company’s books and records and financial statements in accordance with U.S. GAAP.

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

We receive a large portion of our revenue from the sale of our Shining Essence product. Sales of this product represented approximately 20% and 11% of our total sales of our retail products for the six months ended September 30, 2011 and 2010, respectively, and 19% of our total sales of retail products for the year ended March 31, 2011. We expect that Shining Essence will continue to account for a sizable portion of our revenues for the foreseeable future. In addition to Shining Essence, our research and development team has successfully developed other new retail products, such as Shining Probiotics Protein Powder, which represented 38% and 20% for the six months ended September 30, 2011 and 2010, respectively, of our total sales of our retail products for the six months ended September 30, 2011 and 2010, respectively, and 24% of our total sales of retail products for the year ended March 31, 2011. Any factors adversely affecting the pricing of, demand for, or market acceptance of, Shining Essence, including increased competition, could cause our revenues to decline and our business and future operating results to suffer.

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

In our continuing effort to shift our focus from retail to bulk additives business and to improve operating efficiency, we have consolidated our retail outlets, as we believe the distribution network for our retail products is more efficient. Comparatively, directly selling through retail outlets involves increased leasing expenses and large staffing cost. By selecting six new distributors, we have expanded our distribution network into the Pan-Beijing area to sell the Company’s retail products. The local distributors sell the Company’s retail probiotics products through established distribution networks, including malls, hypermarkets, supermarkets, and functional food stores, adding approximately 30 new points of sale. As of September 30, 2011, we had a total of 39 distributors for retail products. In light of the increasing online sales of health food in China, we have started to work with two on-line selling companies, www.ule.com.cn and www.yihaodian.com, to sell our retail products. Furthermore, the Company has established and launched an in-house e-commerce department dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/.

With respect to our bulk additives products business, we had 60 customers for bulk additives probiotics products as of September 30, 2011. Our customers are mainly in the industries of animal feed manufacturers, functional food, nutritional products and pharmaceutical producers, and dairy companies.

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

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,237,283, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

In addition, in connection with dividends paid to the Shining shareholders between April 2003 to June 2005, Shining did not deduct a withholding tax at the rate of 20% as required by applicable Chinese laws and regulations. The Company has accrued the dividend withholding tax and interest on the dividend withholding tax.

According to PRC tax regulations, the overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to interest at the 0.05% per day, and potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. Through September 30, 2011, the Company accrued the interest that may be potentially payable upon these taxes incurred prior to 2005 and the unpaid dividend withholding tax. Interest related to the unpaid taxes was recognized in the Company’s unaudited condensed consolidated statements of operations as a component of its income tax provision.

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

We had 22,150,200 shares outstanding as of September 30, 2011, including approximately 12,523,745 shares which are free trading and may be sold immediately by our stockholders. If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by Mr. Song, our Chairman and Chief Executive Officer and a Director, and his family may dissuade new investors from purchasing our securities, which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of September 30, 2011, Mr. Song, our Chairman and Chief Executive Officer and a Director, owned approximately 23.1% of our issued and outstanding common stock on a fully diluted basis. As a result, Mr. Song has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

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

