Form 10-Q
period 2011-12-31
CHINA-BIOTICS, INC
filed 2013-06-24
CIK 1271057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes  ☐ No ☑

 As of December 31, 2011,  22,150,200 shares of the registrant’s common stock were outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

TABLE OF CONTENTS

Unaudited Condensed Consolidated Financial Statements	4

Condensed Consolidated Balance Sheets as of December 31, 2011 (Unaudited) and March 31, 2011	5

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and nine months ended December 31, 2011 and 2010	6

Unaudited Condensed Consolidated Statements of Stockholders' Equity for the nine months ended December 31, 2011	7

Unaudited Condensed Consolidated Statements of Cash Flow for the nine months ended December 31, 2011 and 2010	8

Notes to the Unaudited Condensed Consolidated Financial Statements	9

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

	December 31, 2011 (Unaudited)	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$121,998,122	$143,988,348
Accounts receivable, net	23,518,371	26,194,313
Inventories	3,914,903	1,772,321
Deposits - short term	-	85,546
Prepayments	-	1,245,565
Other receivables	361,708	276,047
Total current assets	149,793,104	173,562,140
Loan receivable	20,622,788	-
Prepayments for equipment and land use rights	5,924,945	3,146,229
Property, plant and equipment, net	60,389,993	59,142,556
Land use rights	1,804,632	1,780,354
Total assets	$238,535,462	$237,631,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,841,357	$5,532,443
Other payables and accruals	4,025,613	4,439,986
Tax payables	31,664,542	30,942,752
Amount due to director	4,881,177	371,623
Total current liabilities	45,412,689	41,286,804
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value of $0.01, 10,000,000 shares authorized, none issued	-	-
Common stock, par value of $0.0001, 100,000,000 shares authorized,42,370,000 shares issued and 22,150,200 outstanding as of December 31, 2011 and March 31, 2011, respectively	4,237	4,237
Additional paid-in capital	84,390,669	83,242,926
Retained earnings	97,568,157	102,377,471
Treasury stock at cost, 20,219,800 shares as of December 31, 2011 and March 31, 2011, respectively	(2,741,634)	(2,741,634)
Accumulated other comprehensive income	10,875,550	10,435,681
Capital and statutory reserve	3,025,794	3,025,794
Total stockholders’ equity	193,122,773	196,344,475
Total liabilities and stockholders' equity	$238,535,462	$237,631,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(Amounts expressed in US Dollars)

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Net sales	$22,401,455	$32,384,645	$35,510,781	$80,909,011
Cost of sales	8,933,894	11,198,703	16,656,068	27,317,786
Cost of product returns	-	-	7,143,914	-
Gross profit	13,467,561	21,185,942	11,710,799	53,591,225
Operating expenses:
Selling expenses	328,459	3,861,261	4,316,810	9,478,797
General and administrative expenses	3,439,934	5,074,625	11,826,124	10,429,910
Total operating expenses	3,768,393	8,935,886	16,142,934	19,908,707
Income (loss) from operations	9,699,168	12,250,056	(4,432,135)	33,682,518
Other income and expenses:
Interest expense	(16)	-	(352)	-
Interest income	372,918	103,495	1,158,779	288,665
Change in the fair value of embedded derivatives	-	2,847,000	-	14,797,000
Other income (expenses)	(90,695)	539,451	(545,424)	894,538
Exchange gain (losses), net	(15,964)	-	(91,007)	-
Total other income	266,243	3,489,946	521,996	15,980,203
Income (loss) before taxes	9,965,411	15,740,002	(3,910,139)	49,662,721
Income taxes	857,267	2,476,772	899,175	6,704,028
Net income (loss)	9,108,144	13,263,230	(4,809,314)	42,958,693
Other comprehensive income
Foreign currency translation adjustment	1,021,657	1,837,146	439,869	3,907,362
Comprehensive income (loss)	$10,129,801	$15,100,376	$(4,369,445)	$46,866,055

Weighted average number of shares
Basic	22,150,200	22,150,200	22,150,200	22,275,758
Diluted	22,150,200	23,712,700	22,150,200	24,184,848
Income (loss) per common stock
Basic	$0.41	$0.60	$(0.22)	$1.93
Diluted	$0.41	$0.44	$(0.22)	$1.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts expressed in US Dollars)

	Common Stock
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Capital and Statutory Reserve	Total

Balance- April 1, 2011	42,370,000	$4,237	$83,242,926	$102,377,471	$(2,741,634)	$10,435,681	$3,025,794	$196,344,475
Fair value of vested options	-	-	1,147,743	-	-	-	-	1,147,743
Net loss	-	-	-	(4,809,314)	-	-	-	(4,809,314)
Foreign currency translation adjustments	-	-	-	-	-	439,869	-	439,869
Balance- December 31, 2011 (Unaudited)	42,370,000	$4,237	$84,390,669	$97,568,157	$(2,741,634)	$10,875,550	$3,025,794	$193,122,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts expressed in US Dollars)

	Nine months ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,809,314)	$42,958,693
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization	29,064	28,385
Depreciation	2,554,575	2,655,372
Provision of allowance for doubtful accounts	1,228,064	-
Fair value of vested options	1,147,743	-
Changes in the fair value of embedded derivatives	-	(14,797,000)
Loss on disposal of plant and equipment	-	272,745
Change in deferred tax	-	298,894
Change in operating assets and liabilities :
- Accounts receivable	2,221,843	(17,176,185)
- Inventories	(2,086,945)	(376,618)
- Deposits	88,030	-
- Prepayments	(306,960)	(412,593)
- Other receivables	(77,260)	(260,616)
- Accounts payable	(856,878)	714,883
- Other payables and accruals	(539,792)	(424,120)
- Taxes payable	(210,380)	2,854,776
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,618,210)	16,336,616

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of loan receivable	(20,622,788)	-
Prepayments for long-term capital expenditures	(1,092,357)	-
Proceeds from sales of property, plant and equipment	-	976
Purchase of property, plant and equipment	(1,993,893)	(14,402,923)
Purchase of land use right	-	(1,960,406)
NET CASH USED IN INVESTING ACTIVITIES	(23,709,038)	(16,362,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	4,509,554	5,409,787
Repayments to director	-	(3,250,000)
Redemption of convertible note	-	(25,000,000
Treasury stock acquired	-	(2,739,634)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,509,554	(25,579,847)

Effect of exchange rate changes on cash and cash equivalents	(1,172,532)	2,316,795
NET CHANGES IN CASH AND CASH EQUIVALENTS BALANCES	(21,990,226)	(23,288,789)
CASH AND CASH EQUIVALENTS BALANCES, beginning of period	143,988,348	155,579,371
CASH AND CASH EQUIVALENTS BALANCES, end of period	$121,998,122	$132,290,582

Supplemental disclosure of cash flow information:
Interest paid	$352	$5,148,983
Income taxes paid	$2,601,595	$7,549,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2011 AND 2011

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

2.          SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2011 and 2010 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2011 and for all periods presented. Information as of March 31, 2011 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K filed on May 21, 2013 for the year ended March 31, 2011. The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2012.

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

Level 3-Unobservable inputs based on the Company’s assumptions

The Company is required to use observable market data if available without undue cost and effort. The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2011:

	Fair Value Measurements as of December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan receivable	$20,622,788	$-	$20,622,788	$-

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

3.          INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Income (loss) per share – Basic
Income (loss) for the period	$9,108,144	$13,263,230	$(4,809,314)	$42,958,693
Basic average common stock outstanding	22,150,200	22,150,200	22,150,200	22,275,758
Net income (loss) per share	$0.41	$0.60	$(0.22)	$1.93

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Income (loss) per share –Diluted
Income (loss) for the period	$9,108,144	$13,263,230	$(4,809,314)	$42,958,693
Change in fair value of embedded derivates	-	(2,847,000)	-	(14,797,000)
	9,108,144	10,416,230	(4,809,314)	28,161,693

Basic average common stock outstanding	22,150,200	22,150,200	22,150,200	22,275,758
Diluted effect from stock options and conversion shares	-	1,562,500	-	1,909,090
Diluted average common stock outstanding	22,150,200	23,712,700	22,150,200	24,184,848
Net income (loss) per share	0.41	0.44	(0.22)	1.16

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

For the three and nine month periods ended December 31, 2011, there were 660,000 outstanding stock options and warrants exercisable at $14.81.  Since the exercise prices of these options and warrants  are greater than the closing market price and the average closing market prices during the  period,  these options and warrants are deemed “Out of the Money" (exercise price is greater than market price).  As such, the effect of these shares in the Company's EPS calculation is anti-dilutive and have been excluded. In 2010, the Company had convertible debt outstanding. The conversion shares are in diluted earnings per share based on the “if converted method”.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. As of December 31, 2011 and March 31, 2011, the Company had cash deposits of $121.7 million and $140.3 million, respectively, placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts. For the three and nine months ended December 31, 2011 and 2010, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at December 31, 2011 and March 31, 2011 were from customers in the PRC.

Concentration of Customers

For the three and nine months ended December 31, 2011 and 2010, there was no customer that accounted over 5% of our sales revenue.  As of December 31, 2011, there is one customer that accounted for 4.8% of our accounts receivable. As of March 31, 2011, there was one customer that accounted for 2.9% of our accounts receivable.

5.          ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at:

	December 31, 2011 (Unaudited)	March 31, 2011

Accounts receivable	$24,759,404	$26,194,313
Less: Allowance for doubtful accounts	(1,241,033)	-
	$23,518,371	$26,194,313

6.          INVENTORIES

Inventories consisted of the following at:

	December 31, 2011 (Unaudited)	March 31, 2011

Raw materials	$1,866,647	$744,667
Work-in-progress	102,300	94,756
Finished goods	1,945,956	932,898
	$3,914,903	$1,772,321

7.          LOAN RECEIVABLE

On December 19, 2011, the Company entered into an agreement with Jiangxi International Trust Co., Ltd. (“Jiangxi”) to loan $20,622,788 (RMB 131,100,000) to the Jiangxi International Trust of Yinhe #7 Property, an investment fund sponsored by Jiangxi. Jiangxi is a major trust and investment company that is executing different investment projects in the PRC, including real estate projects, listed company restructurings, and other financial services.

The loan principal is due on December 26, 2013, is unsecured, and according to the loan agreement, the Company is to earn 20% interest per annum, less a 5% investment management fee per annum.

8.          LAND USE RIGHTS

The land use rights consisted of the following:

	December 31, 2011 (Unaudited)	March 31, 2011

Land use rights	$1,958,009	$1,900,734
Less: Accumulated amortization	(153,377)	(120,380)
	$1,804,632	$1,780,354

On March 21, 2006, GSL, our subsidiary, entered into an agreement, as amended, with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 36,075 square meters of land in the Shanghai Qingpu Industrial Park District on, which we constructed our 300-metric ton capacity production plant, for a term of 50 years beginning January 15, 2008. The agreement provides for the payment of leasing fees of approximately $1.8 million. In February 2009, the formal land use right certificate was issued. There are no future lease payments under this land lease. At December 31, 2011, the net book value of such land use right was $1,804,632.

Amortization expense amounted to $9,780 and $9,488 for the three months ended December 31, 2011, and 2010, respectively. Amortization expense amounted to $29,064 and $28,385 for the nine months ended December 31, 2011, and 2010, respectively.

9.          PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	December 31, 2011 (Unaudited)	March 31, 2011

Building	$44,480,956	$12,047,068
Plant and machinery	23,207,170	51,430,868
Leasehold improvements	1,803,367	1,750,615
Office equipment	4,818,666	4,007,571
Motor vehicles	540,150	445,632
Construction in progress	743,276	1,762,970
	75,593,585	71,444,724
Less: Accumulated depreciation	(15,203,592)	(12,302,168)
	$60,389,993	$59,142,556

For the three months ended December 31, 2011 and 2010, depreciation expense amounted to $1,007,784 and $1,211,360, respectively. For the nine months ended December 31, 2011 and 2010, depreciation expense amounted to $2,554,575 and $2,653,173, respectively.

As of December 31, 2011, the Company has the following construction projects in process:

•	The Company is currently in Phase 2 construction of a research and development center and other ancillary facilities in Qingpu. At December 31, 2011, construction in progress included $540,818 related to the construction of this facility.

•	The Company is in construction of a facility in Yangling that is expected to involve investment of over $58 million over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu) which is included in prepayments for equipment and land use rights in the accompanying unaudited condensed consolidated balance sheets.. We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of December 31, 2011, construction in progress included $202,458 related to the construction of this facility.

10.          AMOUNT DUE TO DIRECTOR

As of March 31, 2011, the amounts due to a director, Mr. Song Jinan, of $371,623 represented advances to the Company which are unsecured, interest-free and repayable on demand. The advances from such director were entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls. During the nine months ended December 31, 2011, the director advanced an additional $4,509,554. As of December 31, 2011, the amount due to Mr. Song Jinan totaled $4,881,177.

11.          INCOME TAXES

For the nine months ended December 31, 2011 and 2010, the components of income (loss) before income taxes were:

	Nine months ended December 31,
	2011 (Unaudited)	2010 (Unaudited)
Income (loss) before income taxes generated in the PRC	$(1,428,790)	$35,745,215
Income (loss) before income taxes generated in the United States of America	(2,182,029)	13,626,856
Income (loss) before income taxes generated in the British Virgin Islands	(298,684)	290,650
Income (loss) before income taxes generated in Hong Kong	(636)	-
	$(3,910,139)	$49,662,721

For the three and nine months ended December 31, 2011 and 2010, there was no tax provision related to income (loss) generated in the United States of America, the British Virgin Islands, and Hong Kong. For the nine months ended December 31, 2011 and 2010, the provision for income taxes relating to income generated in the PRC consists of the following:

	Nine months ended December 31,
	2011 (Unaudited)	2010 (Unaudited)
Current-PRC	$899,175	$6,704,028
Deferred-PRC	-	-
	$899,175	$6,704,028

For the nine months ended December 31, 2011 and 2010, the reconciliation between the PRC statutory tax rate and effective tax rate are as follows:

	Nine months ended December 31,
	2011 (Unaudited)	2010 (Unaudited)
Statutory rate	25.0%	25.0%
Preferential tax rate	3.7%	(8.1)%
Effect of different tax rates in other jurisdictions	(11.0)%	-%
Effect of taxable temporary difference	(27.4)%	-%
Change in the fair value of embedded derivatives not subject to tax	-%	(7.4)%
Expenses not deductible for tax purpose	-%	0.9%
Tax surcharge	-%	3.3%
Tax losses not recognized	(13.3)%	(0.1)%
Effective tax rate	(23.0)%	13.6%

As of December 31, 2011 and March 31, 2011, the Company had incurred tax losses of approximately $4.38 million and $2.2 million, respectively which can be carried forward in various jurisdictions from five to 25 years. The resulting deferred tax assets have been fully offset by a valuation allowance.

The components of deferred taxes are summarized as follows:

	December 31, 2011 (Unaudited)	March 31, 2011
Deferred tax assets
Net operating loss carryforwards
- PRC	$56,559	$63,970
- United States of America	741,890	-
- Hong Kong	8,816	5,714
Less: Valuation allowance	(807,265)	(69,684)
Net deferred tax assets	$-	$-

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

The Company’s subsidiary, Growing Yangling, is located in Yangling and, as of December 31, 2011, its manufacturing plant was under construction. According to the investment agreement with the local government, Growing Yangling is entitled to have a tax incentive that exempts the local portion of EIT for three calendar years from the commencement of production, followed by 50% tax exemption of local portion for the next year. There is no financial effect from the tax holiday as Growing Yangling did not generate any assessable income for the three and nine months ended December 31, 2011 or 2010.

At December 31, 2011 and March 31, 2011, taxes payable consisted of the following:

	December 31, 2011 (Unaudited)	March 31, 2011

Taxes arising prior to 2005:
Value added tax and other taxes	$5,067,967	$5,505,930
Income taxes	4,013,346	3,002,391
Dividends withholding tax	4,232,165	4,095,745
Total taxes arising prior to 2005	13,313,478	12,604,066

Value added tax and other taxes	1,290,414	515,637
Income taxes	56,499	1,317,961
Accrued interest on taxes	17,004,151	16,505,088
	$31,664,542	$30,942,752

In addition to the EIT, companies in the PRC that are engaged in the sale of goods are generally required to pay value added taxes (“VAT”) at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,313,478, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

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

For the nine months ended December 31, 2011, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

The Company’s PRC subsidiaries are deemed “high technology” enterprises subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Nine months ended December 31,
	2011 (Unaudited)	2010 (Unaudited)

Income (loss) per common share-basic	$(0.22)	$1.93
Effect of tax holiday	0.01	(0.18)
Pro forma income (loss) per common share-basic	$(0.21)	$1.75

12.          OPTION INCENTIVE PLAN

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

At December 31, 2011, outstanding options were as follows:

	Number of Shares under Options	Weighted Average Exercise Price

Options outstanding at March 31, 2011	910,000	$14.81
Options granted	-	-
Options expired or forfeited	(250,000)	14.81
Options exercised	-	-
Options outstanding at December 31, 2011	660,000	$14.81

The following table summarizes information about options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise price	Number of shares under Option	Weighted average remaining contractual life (years)	Weighted Average Exercise Price	Number of shares under Option	Weighted Average Exercise Price

$14.81	660,000	7.50	$14.81	132,000	$14.81

As of December 31, 2011 and March 31, 2011, the total vested options were 132,000 shares and 45,500 shares, respectively.

At December 31, 2011 and March 31, 2011, the options outstanding and exercisable had no intrinsic value.

For the three months ended December 31, 2011 and 2010, the Company has recorded $$336,946 and $0, respectively, as the fair value of the vested options. For the nine months ended December 31, 2011 and 2010, the Company has recorded $1,147,743 and $0, respectively, as the fair value of the vested options.

As of December 31, 2011, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $5,391,139, which is expected to be recognized over the next 36 months.

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

14.          COMMITMENTS AND CONTINGENCIES

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

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of December 31, 2011, Growing Yangling entered into agreements with contractors related to the construction of the plant and manufacturing facilities for future payments of $2,917,101.

The Company is currently in Phase 2 construction of a research and development center and other ancillary facilities in Qingpu.  As of December 31, 2011, agreements with contractors related to the construction of the plant, manufacturing facilities and [purchase of production equipment with future payments of $15,058,987 and $3,917,143, respectively.

Purchase obligations

The Company entered into the agreements with its suppliers to purchase raw materials and packing materials. As of December 31, 2011, the amount of future payments related to these obligations is $9,474,688.

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

15.          BUSINESS SEGMENTS

The Company operates two business segments for the three and nine months ended December 31, 2011 and 2010, which are retail probiotics products as a health supplement and bulk additives for institutional customers in the PRC. The following is the summary information by segment as of December 31, 2011 and 2010, and for the three and nine months ended December 31, 2011 and 2010:

Three months ended December 31, 2011	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$14,269,805	$8,131,650	$22,401,455	$-	$22,401,455
Income (loss) from operations	6,675,272	3,882,732	10,558,004	(858,836)	9,699,168
Income taxes	380,347	476,920	857,267	-	857,267
Total assets	134,859,813	84,508,123	219,367,936	19,167,526	238,535,462
Depreciation and amortization	259,049	561,551	820,600	196,964	1,017,564

Three months ended December 31, 2010	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$17,669,562	$14,715,083	$32,384,645	$-	$32,384,645
Income (loss) from operations	7,510,322	6,315,119	13,825,441	(1,575,385)	12,250,056
Income taxes	1,691,938	784,834	2,476,772	-	2,476,772
Total assets	139,198,992	48,940,880	188,139,872	57,463,931	245,603,803
Depreciation and amortization	233,896	989,151	1,223,047	-	1,223,047

Nine months ended December 31, 2011	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$19,556,575	$15,954,206	$35,510,781	$-	$35,510,781
Income (loss) from operations	(4,509,625)	2,838,585	(1,671,040)	(2,761,095)	(4,432,135)
Income taxes	380,347	518,828	899,175	-	899,175
Total assets	134,859,813	84,508,123	219,367,936	19,167,526	238,535,462
Depreciation and amortization	830,047	1,168,490	1,998,537	585,102	2,583,639

Nine months ended December 31, 2010	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$45,830,039	$35,078,972	$80,909,011	$-	$80,909,011
Income (loss) from operations	18,200,305	18,065,640	36,265,945	(2,583,427)	33,682,518
Income taxes	4,341,055	2,362,973	6,704,028	-	6,704,028
Total assets	139,198,992	48,940,880	188,139,872	57,463,931	245,603,803
Depreciation and amortization	996,980	1,686,777	2,683,757	-	2,683,757

Reconciliation is provided for unallocated amounts relating to corporate operations, which is not included in the segment information.

	Three months ended December 31,		Nine months ended December 31,
Reconciliation	2011	2010	2011	2010

Total segment operating income	$10,558,004	$13,825,441	$(1,671,040)	$36,265,945
Corporate overhead expenses	(858,836)	(1,575,385)	(2,761,095)	(2,583,427)
Other income, net	266,243	3,489,946	521,996	15,980,203
Income tax expense	(857,267)	(2,476,772)	(899,175)	(6,704,028)
Total consolidated net income (loss)	$9,108,144	$13,263,230	$(4,809,314)	$42,958,693

16.          SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company has entered into numerous transactions relating to a loan receivable from a trust, short and long term bank loans, land use rights and deposits on potential acquisitions.   We refer the reader to the previously filed Form 10K for the year ended March 31, 2012 filed on September 14, 2012_as well as the interim reports filed on Form 10Q for the period ending June 30, 2012 filed on January 4, 2013; for the period ending September 30, 2012 filed on December 26, 2012, and;  for the period ending December 31, 2012 filed on February 14, 2013 for a complete discussion of these transactions, and other matters occurring after December 31, 2011.

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

Shining Probiotics Protein Powder has become our best-selling product as of December 31, 2011, representing approximately 38% and 22% of our total sales of our retail products for the nine months ended December 31, 2011 and 2010, respectively. As we have released new products, the percentage contribution of Shining Essence, for many years our biggest-selling retail product, to our total retail sales has decreased, representing approximately 21% and 8% for the nine months ended December 31, 2011 and 2010, respectively. Shining Essence is still within the top three of our best-selling products. As of December 31, 2011, we had a retail product portfolio of approximately 100 products, and we are currently selling 35 of them in the market.

Sales of our bulk products contributed 45% of our gross revenue for the nine months ended December 31, 2011 as compared to 43% of our gross revenue for the six months ended December 31, 2010.

In February 2010, our new bulk production facility in Qingpu commenced commercial production. The state-of-the-art bulk additives production facility has a full capacity of 150 metric tons. Management believes our new facility will help us to continue to meet the increasing market demand for high quality and low cost products.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:

•	Increasing demand for functional food and health supplement products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and health supplements to increase.

•	Curtailment of the use of antibiotics and preservatives and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs and preservatives for both humans and animals. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health. Recently, the Ministry of Health (MOH) in China announced an expanded list of probiotics strains allowed to be used in the food industry. The number of probiotics strains on the list has doubled. Management believes that this reflects that the Chinese government is encouraging wider uses of probiotics products in the food industry. Management also believes that it also demonstrates the rapidly expanding probiotics market in China.

•	Increasing demand for dairy product additives. The demand for functional foods and foods that use probiotics supplements is growing at a significant rate, and our management believes that it will continue to do so. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics would be required to be added to baby milk powders produced in China. On October 24, 2011, the MOH published a list of probiotics applicable for baby food for babies aged one year or older.

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through the following:

•	We are currently focused on two fast-growing industries in China: the dairy and animal feed sectors. As of December 31, 2011, we had entered into contracts with 70 customers, up from 60 customers at March 31, 2011, for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established business relationships with a variety of commercial customers located in major cities, including Beijing, Tianjin, Chongqing, and Shanghai. We are planning to develop sales plans for new customers in four additional provinces: Gansu, Hebei, Heilongjiang and Shanxi. Besides the major cities mentioned above in which we do business, our customers are now in 20 provinces, including Guangdong, Jiangsu and Jiangxi, among others. These growing companies are among the leaders in the dairy, animal feed, baked foods, and pharmaceutical industries.

•	Construction of a new facility in Yangling - Encouraged by the growing demand for the animal feed market in China, the Company commenced construction of a new facility in the Yangling Zone in the Shaanxi Province of China in June 2012. The cost for constructing the Yangling facility is expected to be over $58 million invested over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in the construction stage, and the plan is subject to government approval prior to implementation. During the year ended March 31, 2011, the Company made total payments of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land use right certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014 and trial production is expected to commence in 2015. In the existing market environment, the Company will utilize its available cash and bank facilities to fund such construction.

•	Wholesale and e-commerce businesses - In our continuing effort to transition from a retail, business-to-consumer model to a wholesale, business-to-business model, and to improve operating efficiency, we have completed the consolidation of our retail outlets. We closed all of our retail outlets by the end of fiscal year 2011, as we believe our distribution network is more efficient for our retail products sales. We have a total of 39 distributors for retail products as of December 31, 2011. In light of increasing online sales of health food and supplements in China and to maintain our existing retail customer base, we launched a “Community Network,” which is dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/. Since its establishment, the in-house e-commerce department is working to better access the market and existing and potential customers. We have also been working with two online selling companies to sell our retail products, including www.ule.com.cn and www.yihaodian.com. In addition, we have established a customer service center to reply to inquiries from our end users.

•	Improvement in research and development of new products and services - We continue to develop new retail products aimed at improving general human health conditions, enhancing the immune system, and reducing health problems. To further improve our competitiveness in the bulk additives market, we continue to improve and provide our value-added service to institutional customers by assisting their lab and production testing and providing customized technical support, among other things. In addition, we are also working with certain universities, including Northeast Agricultural University, to carry out research and development projects in order to seek to increase the probiotics industry’s capability.

Our operations are generally not labor-intensive. We employed 395 people as of December 31, 2011. With production ramping up in the Phase 1 facility and the construction of Phase 2 in Qingpu, we expect increases in our number of employees over the next two years to meet the increase of production capacity and sales demand. We have also been recruiting senior executives to strengthen our management team. However, as wages in China remain relatively low, we expect that labor costs will not materially affect our results of operations in the near term.

Results of Operations for the Three Months Ended December 31, 2011 Compared with the Three Month Ended December 31, 2010

Our results for the three months ended December 31, 2011 and 2010 are summarized below:

	Three months ended December 31,
	2011 Amount	% of Net sales	2010 Amount	% of Net sales
Net sales	$22,401,455	100.00%	$32,384,645	100.00%
Cost of sales	8,933,894	39.88%	11,198,703	34.58%
Gross profit	13,467,561	60.12%	21,185,942	65.42%
Operating expenses:
Selling expenses	328,459	1.47%	3,861,261	11.92%
General and administrative expenses	3,439,934	15.3%	5,074,625	15.67%
Total operating expenses	3,768,393	16.82%	8,935,886	27.59%
Income from operations	9,699,168	43.30%	12,250,056	37.83%
Other income and expense:
Interest expense	(16)	(0.00)%	-	-%
Interest income	372,918	1.66%	103,495	0.32%
Change in fair value of embedded derivatives	-	-%	2,847,000	8.79%
Other income (expenses)	(90,695)	(0.40)%	539,451	1.67%
Exchange gain (loss), net	(15,964)	(0.07)%	-	-%
Total other income	266,243	1.19%	3,489,946	10.78%
Income before taxes	9,965,411	44.49%	15,740,002	48.61%
Income taxes	857,267	3.83%	2,476,772	7.65%
Net income	$9,108,144	40.66%	$13,263,230	40.96%

Net sales

Net sales are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended December 31, 2011 and 2010 comprised the following:

	Three months ended December 31,
	2011	2010
Invoiced value of sales	$23,346,810	$33,446,875
Less: Sales discount	(779,239)	(870,128)
Less: Sales tax	(166,116)	(192,102)
	$22,401,455	$32,384,645

Net sales decreased by $9,983,190 or 30.83% to $22,401,455 for the three months ended December 31, 2011 from $32,384,645 for the three months ended December 31, 2010. The decrease was mainly attributable to the implementation by the PRC government of new rules and regulations on health care products, including our probiotics products, during 2011. Certain health care products, including our probiotics products, have been repositioned as food and so are now governed by the PRC’s Food Safety Law, resulting in the Company and its competitors having to adapt to the new rules and regulations.

The contributions of our products as a percentage of invoiced value on sales for the three months ended December 31, 2011 and 2010, respectively, are summarized below.

	Three months ended December 31,
	2011	2010
Retail products	63.70%	54.64%
Bulk additives	36.30%	45.36%
	100.00%	100.00%

Based on the invoiced value of sales, the bulk additive products invoiced sales contribution decreased to 36.30% in the three months ended December 31, 2011 from 45.36% in the three months ended December 31, 2010. After a substantial decrease in our retail sales during the first two quarters of this fiscal year as result of the new rules and regulations on health care products, our retail sales rebounded during the three months ended December 31, 2011.

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

Cost of sales

Cost of sales for the three months ended December 31, 2011 was $8,933,894 compared with $11,198,703 for the three months ended December 31, 2010. The decrease in cost of sales was primarily caused by the decrease in sales for the three months ended December 31, 2011.

Gross profit

Gross profit decreased by $7,718,381 or 36.43% to $13,467,561 for the three months ended December 31, 2011, from $21,185,942 for the three months ended December 31, 2010. The increase was mainly attributable to the decrease in sales volume of bulk additive products and retail products for the three months ended December 31, 2011.

Selling expenses

Selling expenses decreased by $3,532,802 or 91.49% to $328,459 or 1.47% of net sales for the three months ended December 31, 2011, compared with $3,861,261 or 11.92% of net sales for the three months ended December 31, 2010. The decrease was mainly attributable to decrease in sales commission to staff as a result of lower sales and cash collection of outstanding balances from our customers. In addition, we incurred substantially less advertising and promotion expenses during the three months ended December 31, 2011.

General and administrative expenses

General and administrative expenses decreased by $1,634,691 or 32.21% to $3,439,934 or 15.36% of net sales for the three months ended December 31, 2011, compared with $5,074,625 or 15.67% of net sales for the three months ended December 31, 2010. The decrease in general and administrative expenses was mainly attributable to decrease in research and development expenses from $1,876,000 for the three months ended December 31, 2010 to $1,183,000 for the three months ended December 31, 2011. We paid a bonus in the amount of $900,000 to a director during the three months ended December 31, 2010.

Income from operations

Income from operations decreased by $2,550,888 or 20.82% to $9,699,168 for the three months ended December 31, 2011, from $12,250,056 for the three months ended December 31, 2010. The decrease was mainly attributable to the decrease in sales and decrease of gross profit which was partially offset by the decrease in operating expenses for the three months ended December 31, 2011.

Total other income

Total other income decreased by $3,223,703 or 92.37% to $266,243 for the three months ended December 31, 2011, from $3,489,946 for the three months ended December 31, 2010. We recognized income of $2,847,000 for the changes in the fair value of embedded derivatives during the three months ended December 31, 2010. We did not recognize such income in the three months ended December 31, 2011.

Income taxes

Provision for income taxes was $857,267 and $2,476,772 for the three months ended December 31, 2011 and 2010, respectively. The decrease in the provision for income taxes is primarily attributable to decrease in operating profit for the three months ended December 31, 2011.

Net income

Net income decreased by $4,155,086 or 40.96% to $9,108,144 for the three months ended December 31, 2011 from $13,263,230 for the three months ended December 31, 2010. The decrease of net income is mainly attributable to the decrease of operating income from $12,250,056 for the three months ended December 31, 2010 to $9,699,168 for the three months ended December 31, 2011. In addition, we recognized income of $2,847,000 in the changes in the fair value of embedded derivatives during the three months ended December 31, 2010. We did not recognize such income in the three months ended December 31, 2011.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For three months ended December 31, 2011 and 2010, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced operations in February 2010 with a separate production and distribution channel. There are also separate operational management teams and operations and marketing strategies for each segment. Therefore, we have used the segment reporting since fiscal year 2011.

Retail products

The results of retail products segment for the three months ended December 31, 2011 and 2010 are summarized as below:

	Three months ended December 31,
	2011	% of	2010	% of
	Amount	Net sales	Amount	Net sales
Net sales, retail products	$14,269,805	100.00%	$17,669,562	100.00%
Cost of sales	5,800,233	40.65%	6,093,535	34.49%
Gross profit, retail products	8,469,572	59.35%	11,576,027	65.51%
Operating expenses:
Selling expenses	710,231	4.98%	2,686,728	15.21%
General and administrative expenses	1,084,069	7.60%	1,378,977	7.80%
Total operating expenses	1,794,300	12.57%	4,065,705	23.01%
Income from operations, retail products	$6,675,272	46.78%	$7,510,322	42.50%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended December 31, 2011 and 2010 comprised the following:

	Three months ended December 31,
	2011	2010
Invoiced value on sales	$15,167,950	$18,653,507
Less: Sales discount	(779,239)	(870,128)
Less: Sales tax	(118,906)	(113,817)
	$14,269,805	$17,669,562

Net sales decreased by $3,399,757 or 19.24% to $14,269,805 for the three months ended December 31, 2011 from $17,669,562 for the three months ended December 31, 2010. The decrease was mainly attributable to the implementation by the PRC government of new rules and regulations on health care products, including our probiotics products, during 2011. Certain health care products, including our probiotics products, have been repositioned as food and so are now governed by the PRC’s Food Safety Law, resulting in the Company and its competitors having to adapt to the new rules and regulations.

Cost of sales

Cost of sales decreased by $293,302 or 4.81% to $5,800,233 for the three months ended December 31, 2011 from $6,093,535 for the three months ended December 31, 2010. The decrease in cost of sales was primarily caused by the decrease in sales for the three months ended December 31, 2011.

Gross profit

Gross profit decreased by $3,106,455 or 26.84% to $8,469,572 for the three months ended December 31, 2011 from $11,576,027 for the three months ended December 31, 2010. The decrease in gross profit was primarily caused by the decrease of products sold for the three months ended December 31, 2011.

Selling expenses

Selling expenses were $710,231 or 4.98% of net sales for the three months ended December 31, 2011, compared with $2,686,728 or 15.21% of net sales for the three months ended December 31, 2010. The decrease was mainly attributable to decrease in sales commission to staff as a result of lower sales and cash collection of outstanding balances from our customers. In addition, we incurred substantially less advertising expenses during the three months ended December 31, 2011.

General and administrative expenses

General and administrative expenses decreased by $294,908 or 21.39% to $1,084,069 or 7.60% of net sales for the three months ended December 31, 2011 compared with $1,378,977 or 7.80% of net sales for the three months ended December 31, 2010. The decrease in general and administrative expenses was mainly attributable to a decrease in research and development cost to $563,000 for the three months ended December 31, 2011 from $997,000 for the three months ended December 30, 2010.

Income from operations

Income from operations decreased by $835,050 or 11.12% to $6,675,272 for the three months ended December 31, 2011 from $7,510,322 for the three months ended December 31, 2010. The decrease is mainly attributable to a decrease in sales for the three months ended December 31, 2011 compared with the three months ended December 31, 2010.

Bulk products

The results of bulk additives products segment for the three months ended December 31, 2011 and 2010 are summarized as below:

	Three months ended December 31,
	2011 Amount	% of Net sales	2010 Amount	% of Net sales
Net sales, bulk additives products	$8,131,650	100.00%	$14,715,083	100.00%
Cost of sales	3,133,661	38.54%	5,105,167	34.69%
Gross profit, bulk additives products	4,997,989	61.46%	9,609,916	65.31%
Operating expenses:
Selling expenses	(381,772)	(4.69)%	1,174,533	7.98%
General and administrative expenses	1,497,029	18.41%	2,120,264	14.41%
Total operating expenses	1,115,257	13.72%	3,294,797	22.39%
Income from operations, bulk additives products	$3,882,732	47.75%	$6,315,119	42.92%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended December 31, 2011 and 2010 comprised the following:

	Three months ended December 31,
	2011	2010
Invoiced value on sales	$8,178,860	$14,793,368
Less: Sales tax	(47,210)	(78,285)
	$8,131,650	$14,715,083

Net sales decreased by $6,583,433 or 44.74% to $8,131,650 for the three months ended December 31, 2011, from $14,715,083 for the three months ended December 31, 2010. The decrease in sales of bulk additive products was primarily attributable to the implementation by the government of the PRC of new rules and regulations on health care products during 2011.

Cost of sales

Cost of sales decreased by $1,971,506 or 38.62% to $3,133,661 for the three months ended December 31, 2011, from $5,105,167 for the three months ended December 31, 2010. The decrease in cost of sales was primarily caused by the decrease in products sold during the three months ended December 31, 2011.

Gross profit

Gross profit decreased by $4,611,927 or 47.99% to $4,997,989 for the three months ended December 31, 2011, from $9,609,916 for the three months ended December 31, 2010. The decrease of gross profit was primarily caused by the decrease in products sold for the three months ended December 31, 2011.

Selling expenses

Selling expenses were negative $381,772 or -4.69% of net sales for the three months ended December 31, 2011, compared with $1,174,533 for the three months ended December 31, 2010. The selling expenses mainly included advertising expenses, promotion expenses, commission and salary. The negative selling expenses for the three months ended December 31, 2011 included a reversal of an over provision of $1,194,981 for commission expenses for the three months ended December 31, 2011.

General and administrative expenses

General and administrative expenses were $1,497,029 or 18.41% of net sales for the three months ended December 31, 2011, compared with $2,120,264 or 14.41% of net sales for the three months ended December 31, 2010. The decrease in general and administrative expenses was mainly attributable to a decrease in research and development expenses to $619,321 for the three months ended December 31, 2011 from $878,881 for the three months ended December 31, 2010.

Income from operations

Income from operations decreased by $2,432,387 or 38.52% to $3,882,732 for the three months ended December 31, 2011, from $6,315,119 for the three months ended December 31, 2010. The decrease was mainly attributable to the decrease of gross profit from the decrease in sales partially offset by the decrease in selling expenses, and general and administrative expenses for the three months ended December 31, 2011.

Results of Operations for the Nine months Ended December 31, 2011 Compared with the Nine months Ended December 31, 2010

Our results for the nine months ended December 31, 2011 and 2010 are summarized below:

	Nine months ended December 31,
	2011 Amount	% of Net sales	2010 Amount	% of Net sales
Net sales	$35,510,781	100.00%	$80,909,011	100.00%
Cost of sales	16,656,068	46.90%	27,317,786	33.76%
Cost of product returns	7,143,914	20.12%	-	-%
Gross profit	11,710,799	32.98%	53,591,225	66.24%
Operating expenses:
Selling expenses	4,316,810	12.16%	9,478,797	11.72%
General and administrative expenses	11,826,124	33.30%	10,429,910	12.89%
Total operating expenses	16,142,934	45.46%	19,908,707	24.61%
Income (loss) from operations	(4,432,135)	(12.48)%	33,682,518	41.63%
Other income and expense:
Interest expense	(352)	(0.00)%	-	-%
Interest income	1,158,779	3.26%	288,665	0.36%
Change in the fair value of embedded derivatives	-	-%	14,797,000	18.29%
Other income (expenses)	(545,424)	(1.54)%	894,538	1.10%
Exchange gain (loss), net	(91,007)	(0.25)%	-	-%
Total other income	521,996	1.47%	15,980,203	19.75%
Income (loss) before taxes	(3,910,139)	(11.01)%	49,662,721	61.38%
Income taxes	899,175	2.53%	6,704,028	8.28%
Net income (loss)	$(4,809,314)	(13.54)%	$42,958,693	53.10%

Net sales

Net sales are stated at invoiced value less sales discount and sales tax. Our net sales for the nine months ended December 31, 2011 and 2010 comprised the following:

	Nine months ended December 31,
	2011	2010
Invoiced value of sales	$37,083,791	$83,935,719
Less: Sales discount	(1,349,479)	(2,361,521)
Less: Sales tax	(223,531)	(665,187)
	$35,510,781	$80,909,011

Net sales decreased by $45,398,230 or 56.11% to $35,510,781for the nine months ended December 31, 2011 from $80,909,011 for the nine months ended December 31, 2010. The decrease was mainly attributable to the implementation by the PRC government of new rules and regulations on health care products, including our probiotics products, during 2011. Certain health care products, including our probiotics products, have been repositioned as food and so are now governed by the PRC’s Food Safety Law, resulting in the Company and its competitors having to adapt to the new rules and regulations.

The contributions of our products as a percentage of invoiced value on sales for the nine months ended December 31, 2011 and 2010, respectively, are summarized below:

	Nine months ended December 31,
	2011	2010
Retail products	55.07%	56.64%
Bulk additives	44.93%	43.36%
	100.00%	100.00%

Based on the invoiced value of sales, the bulk additive products invoiced sales contributions increased slightly to 44.93% in the nine months ended December 31, 2011 from 43.36% in the nine months ended December 31, 2010. Our sales substantially declined during the nine months ended December 31, 2011 compared to the same period of 2010 but the ratio between the sales for retail products and bulk additives did not change significantly.

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

During June 2011, we found a batch of probiotics products worth $474,505 that were below the Company’s quality standards due to production problems; the Company tracked and destroyed all such products after obtaining them from its distributors.

Cost of sales

Cost of sales for the nine months ended December 31, 2011 was $16,656,068 compared with $27,317,786 for the nine months ended December 31, 2010. The decrease in cost of sales was primarily caused by decrease in sales for the nine months ended December 31, 2011.

Cost of product returns

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the nine months ended December 31, 2011. No additional such credits were made available for the nine months ended December 31, 2010.

Gross profit

Gross profit decreased by $41,880,426 or 78.15% to $11,710,799 for the nine months ended December 31, 2011, from $53,591,225 for the nine months ended December 31, 2010. The decrease was mainly attributable to the decrease in sales volume of both retail and bulk additive products for the nine months ended December 31, 2011.

Selling expenses

Selling expenses decreased by $5,161,987 or 54.46% to $4,316,810 or 12.16% of net sales for the nine months ended December 31, 2011, compared with $9,478,797 or 11.72% of net sales for the nine months ended December 31, 2010. The decrease was mainly attributable to the decrease of sales commission which was based on collection on outstanding balances from the customers.

General and administrative expenses

General and administrative expenses increased by $1,396,214 or 13.39% to $11,826,124 or 33.30% of net sales for the nine months ended December 31, 2011, compared with $10,429,910 or 12.89% of net sales for the nine months ended December 31, 2010. The increase in general and administrative expenses was mainly attributable to the write off of returned products of $865,871 and allowance for doubtful accounts and write-off of accounts receivable totaling $1,039,853 during the nine months ended December 31, 2011. We did not incur such costs during the nine months ended December 31, 2010.

Income (loss) from operations

Loss from operations increased by $38,114,653 to $4,432,135 18 for the nine months ended December 31, 2011, from income from operations of $33,682,518 for the nine months ended December 31, 2010. The increase was mainly attributable to the decrease in sales and decrease of gross profit for the nine months ended December 31, 2011.

Total other income

Total other income decreased by $15,458,207 or 96.73% to $521,996 for the nine months ended December 31, 2011, from $15,980,203 for the nine months ended December 31, 2010. The decrease was mainly attributable to the change in the fair value of embedded derivatives for $14,797,000 during the nine months ended December 31, 2010.

Income taxes

Provision for income taxes was $899,175 and $6,704,028 for the nine months ended December 31, 2011 and 2010, respectively. The decrease in the provision for income taxes was primarily attributable to decrease in operating profit.

Net income (loss)

Net loss increased by $47,768,007 to $4,809,314 for the nine months ended December 31, 2011 from net income of $42,958,693 for the nine months ended December 31, 2010. The increase of net loss was mainly attributable to the increase of loss from operations of $38,114,653.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For nine months ended December 31, 2011 and 2010, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced operations in February 2010 with a separate production and distribution channel. There are also separate operational management teams and operations and marketing strategies for each segment. Therefore, we have used the segment reporting since fiscal year 2011.

Retail products

The results of retail products segment for the nine months ended December 31, 2011 and 2010 are summarized as below:

	Nine months ended December 31,
	2011	% of	2010	% of
	Amount	Net sales	Amount	Net sales
Net sales, retail products	$19,556,575	100.00%	$45,830,039	100.00%
Cost of sales	10,067,324	51.48%	15,825,029	34.53%
Cost of product returns	7,143,914	36.53%	-	-%
Gross profit, retail products	2,345,337	11.99%	30,005,010	65.47%
Operating expenses:
Selling expenses	2,405,691	12.30%	7,782,083	16.98%
General and administrative expenses	4,449,271	22.75%	4,022,622	8.78%
Total operating expenses	6,854,962	35.05%	11,804,705	25.76%
Income (loss) from operations, retail products	$(4,509,625)	(23.06)%	$18,200,305	39.71%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the nine months ended December 31, 2011 and 2010 comprised the following:

	Nine months ended December 31,
	2011	2010
Invoiced value on sales	$21,054,755	$48,659,775
Less: Sales discount	(1,349,479)	(2,361,521)
Less: Sales tax	(148,701)	(468,215)
	$19,556,575	$45,830,039

Net sales decreased by $26,273,464 or 57.33% to $19,556,575 for the nine months ended December 31, 2011 from $45,830,039 for the nine months ended December 31, 2010. The decrease was mainly attributable to the implementation by the PRC government of new rules and regulations on health care products, including our probiotics products, during 2011. Certain health care products, including our probiotics products, have been repositioned as food and so are now governed by the PRC’s Food Safety Law, resulting in the Company and its competitors having to adapt to the new rules and regulations. In addition, during the three months ended December 31, 2011, the Company suspended production due to the implementation by the government of the PRC of new health and safety rules.

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

Cost of sales

Cost of sales decreased by $5,757,705 or 36.38% to $10,067,324 for the nine months ended December 31, 2011 from $15,825,029 for the nine months ended December 31, 2010. The decrease in cost of sales was primarily caused by the decrease in sales during the nine months ended December 31, 2011, as compared to the same period in the prior year.

Cost of product returns

As a result of a product returns after certain of our products did not meet our quality standards, and in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,143,914 for these credits for the nine months ended December 31, 2011. No such credits were made available for the nine months ended December 31, 2010.

Gross profit

Gross profit decreased by $27,659,673 or 92.18% to $2,345,337 for the nine months ended December 31, 2011 from $30,005,010 for the nine months ended December 31, 2010. The decrease in gross profit was primarily caused by the decrease of products sold and write-off of a special payment to distributors during the nine months ended December 31, 2011.

Selling expenses

Selling expenses were $2,405,691 or 12.30% of net sales for the nine months ended December 31, 2011, compared with $7,782,083 or 16.98% of net sales for the nine months ended December 31, 2010. The selling expenses mainly included salary and advertising expenses. The decrease was mainly attributable to decrease in sales commission to staff as a result of lower sales and cash collection of outstanding balances from our customers. In addition, we incurred substantially less advertising expenses during the nine months ended December 31, 2011.

General and administrative expenses

General and administrative expenses increased by $426,649 or 10.61% to $4,449,271 or 22.75% of net sales for the nine months ended December 31, 2011 compared with $4,022,622 or 8.78% of net sales for the nine months ended December 31, 2010. The increase in general and administrative expenses was mainly attributable to the write off of returned products of $865,871 and allowance for doubtful accounts and write-off of accounts receivable totaling $656,907. We did not incur such costs during the nine months ended December 31, 2010. These increases were partially offset by the decrease of research and development expenses from $2,251,958 for the nine months ended December 31, 2010 to $1,760,335 for the same period in 2011.

Income (loss) from operations

Loss from operations increased by $22,709,930 to $4,509,625 for the nine months ended December 31, 2011 from an income from operations of $18,200,305 for the nine months ended December 31, 2010. The decrease was mainly attributable to decreases in revenues and payments to our distributors as deposits which were partially offset by the decrease of our selling expenses as a result of decrease in sales during the nine months ended December 31, 2011.

Bulk products

The results of bulk additives products segment for the nine months ended December 31, 2011 and 2010 are summarized as below:

	Nine months ended December 31,
	2011 Amount	% of Net sales	2010 Amount	% of Net sales
Net sales, bulk additives products	$15,954,206	100.00%	$35,078,972	100.00%
Cost of sales	6,588,744	41.30%	11,492,757	32.76%
Gross profit, bulk additives products	9,365,463	58.70%	23,586,215	67.24%
Operating expenses:
Selling expenses	1,911,120	11.98%	1,696,713	4.84%
General and administrative expenses	4,615,758	28.93%	3,823,862	10.90%
Total operating expenses	6,526,878	40.91%	5,520,575	15.74%
Income from operations, bulk additives products	$2,838,585	17.79%	$18,065,640	51.50%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the nine months ended December 31, 2011 and 2010 comprised the following:

	Nine months ended December 31,
	2011	2010
Invoiced value on sales	$16,029,036	$35,275,944
Less: Sales tax	(74,829)	(196,972)
	$15,954,207	$35,078,972

Net sales decreased by $19,124,765 or 54.52% to $15,954,207 for the nine months ended December 31, 2011, from $35,078,972 for the nine months ended December 31, 2010. The decrease in sales of bulk additive products was primarily attributable to the declines of the market demand for the bulk products as a result of the implementation by the PRC government of new rules and regulations on health care products.

Cost of sales

Cost of sales decreased by $4,904,013 or 42.67% to $6,588,744 for the nine months ended December 31, 2011, from $11,492,757 for the nine months ended December 31, 2010. The decrease in cost of sales was primarily caused by the decrease in products sold for the nine months ended December 31, 2011.

Gross profit

Gross profit decreased by $14,220,752 or 60.29% to $6,588,744 for the nine months ended December 31, 2011, from $23,586,215 for the nine months ended December 31, 2010. The decrease of gross profit was primarily caused by the decrease in products sold for the nine months ended December 31, 2011.

Selling expenses

Selling expenses were $1,911,120 or 11.98% of net sales for the nine months ended December 31, 2011, compared with $1,696,713 or 4.84% of net sales for the nine months ended December 31, 2010. The selling expenses mainly included advertising expenses, promotion expenses, commission and salary. This increase in selling expenses was primarily attributable to increase of commission to $3,870,980 and advertising expenses to $1,164,538 for the nine months ended December 31, 2011.

General and administrative expenses

General and administrative expenses were $4,615,758 or 28.93% of net sales for the nine months ended December 31, 2011, compared with $3,823,861 or 10.90% of net sales for the nine months ended December 31, 2010. The increase in general and administrative expenses was mainly attributable to an increase of research and development expense to $1,999,456 for the nine months ended December 31, 2011 from $1,574,001 for the nine months ended December 31, 2010.

Income from operations

Income from operations decreased by $15,227,055 or 84.29% to $2,838,585 for the nine months ended December 31, 2011, from $18,065,640 for the nine months ended December 31, 2010. The decrease was mainly attributable to the decrease of gross profit and increase of operating expenses for the nine months ended December 31, 2011.

Liquidity and Capital Resources

Liquidity

We had cash of $122.0 million and working capital of $104.4 million as of December 31, 2011 and cash of $144.0 million and working capital of $132.3 million as of March 31, 2011.

Our statements of cash flow for the nine months ended December 31, 2011 and 2010 are summarized as below:

	Nine months ended
	December 31,
	2011	2010
Net cash provided by (used in) operating activities	$(1,618,210)	$16,336,616
Net cash used in investing activities	(23,709,038)	(16,362,353)
Net cash provided by (used in) financing activities	4,509,554	(25,579,847)
Effect of exchange rate changes on cash	(1,172,532)	2,316,795
Net change in cash and cash equivalents balances	$(21,990,226)	$(23,288,789)

Operating activities

Net cash used in operating activities was $1,618,000 and net cash provided by operating activities was $16.3 million for the nine months ended December 31, 2011 and 2010, respectively. During the nine months ended December 31, 2011, net cash provided by operating activities primarily consisted of the net loss of $4.8 million, provision of allowance for doubtful accounts of $1.2 million, fair value of vested options of $1.1 million, decrease in accounts receivable of $2.2 million which were offset by the increase in inventories of $2.1 million. During the nine months ended December 31, 2010, net cash provided by operating activities primarily consisted of net income of $43.0 million, which was offset by the change in the fair value of embedded derivatives of $14.8 million, increase in accounts receivable of $17.2 million. Our overall net cash flow generated by operating activities decreased due to the downturn of our business during the nine months ended December 31, 2011.

Investing activities

We had capital expenditures totaling $3.1 million for the nine months ended December 31, 2011, related to the prepayment of $1.1 million for certain capital expenditures with respect to our facility in Yangling and Qingpu and $2.0 million in the acquisition of property, plant and equipment in Yangling, Qingpu and Shining.

In addition, we entered into an agreement with Jiangxi International Trust Co., Ltd. (“Jiangxi”) to loan $20,622,788 (RMB 131,100,000) to the Jiangxi International Trust of Yinhe #7 Property, an investment fund sponsored by Jiangxi. Jiangxi is a major trust and investment company that is executing different investment projects in the PRC, including real estate projects, listed company restructurings, and other financial services. The loan principal is due on December 26, 2013, is unsecured, and according to the loan agreement, the Company is to earn 20% interest per annum, less a 5% investment management fee per annum.

Financing activities

Cash provided by financing activities was $4.5 million and cash used in financing activities was $25.6 million for the nine months ended December 31, 2011 and 2010, respectively.

During the nine months ended December 31, 2011, we received advances of $4,509,554 from Mr. Song, a director and stockholder Jinan, and repaid $0 to him.

During the nine months ended December 31, 2010, we received advances of $5,409,787 from Mr. Song Jinan and repaid $3,250,000 to him. In addition, we repaid the outstanding balance of the convertible note in the amount of $25,000,000 and paid $2,739,634 to acquire treasury stock during the nine months ended December 31, 2010.

During the periods ended December 31, 2011 and 2010, the advance from a director, Mr. Song Jinan, was entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

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

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of December 31, 2011, Growing Yangling entered into agreements with contractors related to the construction of the plant, manufacturing facilities for future payments of $2,917,101.

The Company is currently in Phase 2 construction of a research and development center and other ancillary facilities in Qingpu.  As of December 31, 2011, agreements with contractors related to the construction of the plant, manufacturing facilities and purchase of production of equipment with future payments of $15,058,987 and $3,917,143, respectively.

Purchase obligations

The Company entered into the agreements with its suppliers to purchase raw materials and packing materials. As of December 31, 2011, the amount of future payments related to these obligations was $9,474,688.

Other obligations

Growing entered into an agreement with a university in the PRC to perform research and development. The aggregate amount of future payments per year is approximately $1,407,327 (RMB9 million).

Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended December 31, 2011 and 2010.

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

Critical Accounting Policies

Our critical accounting policies are described in the Notes to the Financial Statements included in our Annual Report filed with the SEC on Form 10-K for the fiscal year ended March 31, 2011, and this Form 10-Q should be read in conjunction with that Annual Report. This MD&A discusses our consolidated financial statements for the three months and nine months ended December 31, 2011 and 2010. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,313,478, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

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

For the nine months ended December 31, 2011, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

Recent Accounting Pronouncements

See Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements for the Three and Nine months Ended December 31, 2011.

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

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision order that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The results of the SEC’s review are pending as of June 21, 2013. The SEC has scheduled oral arguments on the appeal for July 10, 2013. If the registration of the Company’s securities is revoked, no U.S. registered broker-dealer may execute trades in the Company’s shares and the trading market for our common stock may cease to exist. In such event, investors may not be able to liquidate their investment.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company’s disclosure controls and procedures and internal controls over financial reporting. Ater reviewing our Annual Report on Form 10-K for the year ended March 31, 2010 and our Quarterly Report on Form 10-Q for the period ended December 31, 2010, the SEC concluded in a letter to the Company dated as of January 9, 2012, that the Company’s lack of U.S. GAAP experience is a material weakness in our disclosure controls and procedures and in our internal control over financial reporting. In its letter, the SEC also required the Company to file an amended Annual Report on Form 10-K for the year ended March 31, 2010 disclosing such material weakness, which the Company intends to file as promptly as is reasonably practicable. Our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2011, and there existed material weaknesses in our internal control over financial reporting as of December 31, 2011. The Company’s Audit Committee and our management are still engaged in discussions about how best to rectify fully such weakness. The Audit Committee has recommended that the Company hire, and management has retained the services of, additional qualified personnel to prepare the Company’s books and records and financial statements in accordance with U.S. GAAP.

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

We receive a large portion of our revenue from the sale of our Shining Essence product. Sales of this product represented approximately 21% and 8% of our total sales of our retail products for the nine months ended December 31, 2011 and 2010, respectively, and 19% of our total sales of retail products for the year ended March 31, 2011. We expect that Shining Essence will continue to account for a sizable portion of our revenues for the foreseeable future. In addition to Shining Essence, our research and development team has successfully developed other new retail products, such as Shining Probiotics Protein Powder, which represented 38% and 22% of our total sales of our retail products for the nine months ended December 31, 2011 and 2010, respectively and 24% of our total sales of retail products for the year ended March 31, 2011. Any factors adversely affecting the pricing of, demand for, or market acceptance of, Shining Essence, including increased competition, could cause our revenues to decline and our business and future operating results to suffer.

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

In our continuing effort to shift our focus from retail to bulk additives business and to improve operating efficiency, we have consolidated our retail outlets, as we believe the distribution network for our retail products is more efficient. Comparatively, directly selling through retail outlets involves increased leasing expenses and large staffing cost. By selecting six new distributors, we have expanded our distribution network into the Pan-Beijing area to sell the Company’s retail products. The local distributors sell the Company’s retail probiotics products through established distribution networks, including malls, hypermarkets, supermarkets, and functional food stores, adding approximately 30 new points of sale. As of December 31, 2011, we had a total of 39 distributors for retail products. In light of the increasing online sales of health food in China, we have started to work with two on-line selling companies, www.ule.com.cn and www.yihaodian.com, to sell our retail products. Furthermore, the Company has established and launched an in-house e-commerce department dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/.

With respect to our bulk additives products business, we had 70 customers for bulk additives probiotics products as of December 31, 2011. Our customers are mainly in the industries of animal feed manufacturers, functional food, nutritional products and pharmaceutical producers, and dairy companies.

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

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,313,478, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

In addition, in connection with dividends paid to the Shining shareholders between April 2003 to June 2005, Shining did not deduct a withholding tax at the rate of 20% as required by applicable Chinese laws and regulations. The Company has accrued the dividend withholding tax and interest on the dividend withholding tax.

According to PRC tax regulations, the overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to interest at the 0.05% per day, and potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. Through December 31, 2011, 2011, the Company accrued the interest that may be potentially payable upon these taxes incurred prior to 2005 and the unpaid dividend withholding tax. Interest related to the unpaid taxes was recognized in the Company’s unaudited condensed consolidated statements of operations as a component of its income tax provision.

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

We had 22,150,200 shares outstanding as of December 31, 2011, including approximately 12,523,745 shares which are free trading and may be sold immediately by our stockholders. If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by Mr. Song, our Chairman and Chief Executive Officer and a Director, and his family may dissuade new investors from purchasing our securities, which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of December 31, 2011, Mr. Song, our Chairman and Chief Executive Officer and a Director, owned approximately 23.1% of our issued and outstanding common stock on a fully diluted basis. As a result, Mr. Song has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

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

