Form 10-K
period 2013-03-31
CHINA-BIOTICS, INC
filed 2013-07-12
CIK 1271057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $30,683,175 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of July 10, 2013, 22,150,200 shares of the registrant’s common stock were outstanding.

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

In evaluating these statements, you should consider various factors, including the risks described in “Item 1A. Risk Factors” beginning on page 21 and elsewhere in this Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this document, except as required by applicable law.

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

As of March 31, 2013, we had 26 patents for a number of processes and products as described in “—Government Regulation—Intellectual Property” on Page 17. We have a total of twenty-six patents in different stages of the application, review or grant process, including eighteen patents that have been granted and have not yet expired, two patents that have been granted but have expired, and six patents currently under review.

We obtained the four certifications below from the TÜV Rheinland/Berlin-Brandenburg Group of Companies for our production plant in Pudong.

•	ISO 9001. We obtained ISO 9001:2008 certification from TÜV Anlagentechnik GmbH in respect of our production process for our leading retail product, Shining Essence. This certification is valid through January 2015. According to the American National Standards Institute, ISO 9001:2008 specifies requirements for a quality management system where an organization needs to demonstrate its ability to consistently provide products that meet customer and applicable regulatory requirements, and aims to enhance customer satisfaction through effective application of the system, including processes for continual improvement of the system and assurance of conformity to customer and applicable regulatory requirements. All requirements of this international standard are generic and are intended to be applicable to all organizations, regardless of type, size, and product provided.

•	ISO 14001. We obtained ISO 14001:2004 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product. This certification is valid through February 2014. According to the American National Standards Institute, ISO 14001:2004 specifies requirements for an environmental management system to enable an organization to develop and implement a policy and objectives which take into account legal requirements and other requirements to which the organization subscribes, and information about significant environmental aspects. It applies to those environmental aspects that the organization identifies as those which it can control and influence. It does not itself state specific environmental performance criteria.

•	OHSAS 18001. We obtained OHSAS 18001:1999 certification from TÜV Hong Kong Ltd in respect of our production process for our Shining Essence product. This certification was valid through June 2012, and we are currently following the relevant procedures for renewal of the certificate. According to BSI Management Systems - Asia, Occupational Health and Safety Assessment Series specification relates to an entity’s occupational health and safety management systems that enable organizations to control its occupational health and safety risks and improve its performance. It does not state specific occupational health and safety performance criteria, nor does it give detailed specifications as to the design of a management system. OHSAS 18001 is an assessment specification developed in response to the need for companies to meet their health and safety obligations in an efficient manner.

•	HACCP DS 3027 E. We obtained HACCP DS 3027 E: 1997 certification from TÜV Anlagentechnik GmbH in respect of our production process for our Shining Essence product. This certification was valid through July 2012, and we are currently following the relevant procedures for renewal of the certificate. The term “HACCP” stands for Hazard Analysis Critical Control Point. The HACCP DS 3027 E:1997 standard was developed to ensure food safety among food manufacturers and their suppliers in Denmark.

In addition to the foregoing, we hold two certificates from the Shanghai Food and Drugs Administration for our two production plants in Pudong and Qingpu, Shanghai: we obtained the Good Manufacturing Process (“GMP”) certification, which is valid through March 28, 2016, for our new bulk production facility in Qingpu, and on July 1, 2010, Shining’s GMP certificate was also renewed and is valid through June 19, 2016. The GMP certification program is a global quality assurance system that covers the testing and manufacturing of food, pharmaceutical products and medical devices. GMP stipulates stringent approval guidelines on various aspects of production based on evaluations of factory and equipment, materials, hygiene certificates, waste and recycling and after sales, among other things.

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

Our major retail products are

•	Shining Essence - Composed of lactobacillus acidophilus and bifidobacterium bifidum, aimed at balancing the microecology of the human digestive system, enhancing intestinal health, and protecting and strengthening liver function;

•	Shining Sicanel Capsules - Composed of lactobacillus acidophilus, focused on reducing hyperlipidemia, or excess fat in the blood;

•	Probiotics Protein Powder - Composed of various types of probiotics and rich protein, which help to recuperate and improve immunity and gastrointestinal function.

In February 2010, we commenced production at our new facility in Qingpu and began producing bulk additive probiotics products, which are sold to institutional customers, such as dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies. We intend to continue to develop new retail and bulk products to strengthen our product pipeline so that we may offer a wider array of products for sale in the market. Three years after commencing production in Qingpu, our customer base for bulk additive probiotics products has grown from 71 customers as of March 31, 2012 to 129 customers as of March 31, 2013. With respect to retail products, in keeping with the Company’s focus on bulk products and owing to increasing rent and labor costs, the Company has transitioned since January 2011 from focusing on point-of-sales to internet sales primarily through our distributors’ or their associates’ operating websites and wholesale sales through our distributors. Although the Company’s retail products sales during this transition period were negatively affected, the Company has succeeded in improving its business model for selling retail products via the internet primarily through our distributors’ or their associates’ operating websites and wholesale sales through our distributors.

We manufacture and sell three major categories of bulk additive products and their proportion to our bulk additive sales for the year of March 31, 2013 are shown as follows:

•	Yoghurt Culture Starter – 40%

•	Probotic Powder – 32%

•	Strains – 28%

Recent Changes in our Business

Leveraging on what our management believes to be our technical competence, cost efficiencies, and highly recognized brand name, our management expects to achieve significant growth through:

•	Introduction of bulk additives probiotics products through our Qingpu Facility - We have expanded into the bulk additives business for institutional customers through the completion of our project to build a 300-metric ton capacity plant in Qingpu, which commenced commercial production in February 2010. See –Facilities” for further information about our Qingpu facility.

•	We are currently focused on two fast-growing industries in China: the dairy and animal feed sectors. As of March 31, 2013, we had entered into contracts with 129 customers for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established business relationships with a variety of commercial customers located in major cities, including Beijing, Tianjin, Chongqing, and Shanghai, and 16 provinces, including Guangdong, Jiangsu, and Jiangxi, among others. These growing companies are among the leaders in the dairy, animal feed, baked food, and pharmaceuticals industries.

•	Construction of a new facility in the Yangling Zone - Encouraged by the growing demand for animal feed additives in China, we plan to leverage our technology and R&D capability in probiotics-based animal feed applications to build a new facility in the Yangling Zone in Shaanxi Province, China. The cost for constructing the Yangling Zone facility is expected to be over $58 million invested over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage, and the plan is subject to government approval prior to implementation. During the year ended March 31, 2011, the Company made total payments of approximately $3.25 million (RMB20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land use right certificate on January 28, 2012 and commenced construction in June 2012. As of March 31, 2013, construction in progress included $15,853,917 related to the construction of this facility. The remaining unfunded contribution commitment for the completion of this facility was $25,189,765 as of March 31, 2013. We expect to complete construction by June 2014 and trial production is expected to commence in 2015. In the existing market environment, the Company will utilize its available cash and bank facilities to fund such construction. See “–Land use rights” in Note 2 of the Notes to the Consolidated Financial Statements for the Years Ended March 31, 2013 and 2012 for further information about land use rights in the PRC.

•	Closure of retail outlets and expansion to wholesale and e-commerce businesses - In our continuing effort to transition from a retail, business-to-consumer model to a wholesale, business-to-business model (sales to our distributors), and to improve operating efficiency, we have completed the consolidation of our retail outlets. We closed all of our retail outlets by the end of fiscal year 2011, as we believe our distribution network is more efficient for our retail products sales. Comparatively, direct selling through retail outlets involves increasing leasing expenses and staffing costs. By selecting six new distributors, we have expanded our distribution network into the greater Beijing area to sell the Company’s retail products. The local distributors sell the Company’s retail probiotics products through established distribution networks, including malls, supermarkets, and functional food stores. During the year ended March 31, 2013, we added four more distributors. We now have a total of 43 distributors for retail products as of March 31, 2013. In light of increasing online sales of health food and supplements in China and to maintain our existing retail customer base, “Community Network,” we established an in-house e-commerce department during the quarter ended March 31, 2011, which is dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/ (currently under construction and is temporarily used to provide product information only). Since its establishment, the in-house e-commerce department is working to better access the market and existing and potential customers. We also have been working with two online selling companies to sell our retail products, including www.ule.com.cn and www.yihaodian.com. In addition, we have established a customer service center to reply to inquiries from our end users.

•	Improvement in research and development of new products and services - We continue to develop new retail products aimed at improving general human health conditions, enhancing the immune system, and reducing health problems. To further improve our competency in the bulk additives market, we continue to improve and provide our value-added service to institutional customers by assisting their lab and production testing and providing customized technical support, among other things. In addition, we are also working with certain universities, including Northeast Agricultural University, to carry out research and development projects in order to seek to increase the probiotics industry’s capability.

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

Demand for dairy product additives is expected to increase significantly. The demand for functional foods and foods that use probiotics supplements is growing at a significant rate. According to AC Nielsen (article available at http://cn.en.acnielsen.com/news/20050916.shtml), yogurt and yogurt drinks are the fastest-growing products in the food products segment in China, with sales increasing by 38% in 2004 alone. Sales of infant formula grew 23% in the same year. Moreover, according to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics were to be added to baby milk powders produced in China, although it is unclear when this rule will come into effect. On October 24, 2011, the MOH published a list of probiotics which could be used in baby food for babies aged one year or older, all of which are currently produced and sold by the Company. These factors could translate into significant growth in demands in China for live bacteria as food additives. According to an article published by China BioTech Information Site on March 8, 2012 (available at http://www.biotech.org.cn/information/94968), the world’s consumption of probiotic supplements is expect to increase 48% from $2.7 billion in 2011 to $4.0 billion in 2016. Major product of the probiotic market primarily includes lactic acid drinks, following by yogurt drinks. The contribution of the growth is expected to be attributable from the countries in the emerging market, especially Brazil and China.

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

Also as noted above, we have expanded into the bulk additives business for functional foods through completion of our new Qingpu facility by adding two production lines with 300 metric tons capacity and a state of the art research and development facility.

Geographic expansion

Our retail products are sold to distributors, who then distribute them to various retail channels such as drug stores and supermarkets. Over the past decade, we believe we have firmly established ourselves in Shanghai as the leading supplier and manufacturer of probiotics products. We are now expanding the sale of our retail products to other metropolitan cities in China primarily through our distribution network and via internet sales, which in recent years have been the most efficient and effective way to increase sales in China due to the increasing number of Chinese internet users.

In the past, we have operated our own retail outlets for direct sales. With the successful commercial production at the Qingpu facility since February 2010, the Company began a strategic move from retail operations (a business-to-consumer model) to wholesale and bulk product sales (a business-to-business model). Therefore, we also consolidated our retail outlets starting around the beginning of fiscal year 2011 and, by the end of fiscal year 2011, the Company had closed all of its retail outlets. The proportion of our bulk additive sales to total sales increased from 53% during the year ended March 31, 2012 to 77% during the year ended March 31, 2013.

As of March 31, 2013, we had a distribution network of 43 distributors for our retail products in China, and we have a fast-growing customer base of 129 institutional customers for our bulk products in dairy, animal feed, pharmaceutical, and other food industries. In addition, we have a website and two active online selling partners for selling our retail products online.

Introduction of new products

During fiscal year 2013, we launched several new retail products under the Shining brand. We currently have regulatory approval to produce 50 retail products, of which 30 are actively sold, that can be marketed under the Shining brand. We are continuing to develop new products to strengthen our retail product pipeline so that we may offer an array of retail products for sale in the market.

Under the “Growing” or “润盈(Chinese)” brand name, we have launched bulk additive products since May 2010, including products for animal feed, a medical and health supplement, food product, and yogurt products. In order to meet the demand of our institutional customers, we continue to develop new products to enrich our bulk products series. As of March 31, 2013, we had a total of 72 bulk additive products available for sale, of which 25 are actively sold.

Our Business Prospects

Growth potential from geographic expansion leveraging on the Shining brand.

We have experienced continued, long-term sales growth of our retail products that are sold through retail channels, mainly in the greater Shanghai area under our Shining brand. Management believes that the Shining brand is one of the most recognized health supplement brands in Shanghai. We are expanding the distribution network of our retail products to another major metropolitan area, Beijing. Given the high level of disposable income in the Beijing area, management anticipates that distribution in the greater Beijing area could be profitable. Expansion of retail sales through our distributors is also a key component in helping to grow our food additives products. We intend to co-brand with food producers allowing consumers to identify food products that use our additives as high quality and beneficial and currently have one of our trademarks “Flora-Focus” appearing on the package of our customer’s yogurt based drinks. As of March 31, 2013, we had entered into agreements with 129 institutional customers for use of our bulk products.

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

Manufacturers have begun to add probiotics to infant formula and milk powders to improve digestion and absorption, as well as to strengthen the immune systems of infants. Currently, infant formula made in China by some multinational companies such as Nestle and Mead Johnson uses imported probiotics produced by Rodia SA, Chr. Hansen and other producers. As noted above, according to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics are required to be added to baby milk powders produced in China, and products made by the Company were included on a list published on October 24, 2011 by the MOH of probiotics applicable for baby food for babies aged one year and older. Besides, owing to the continuing monitoring of food safety in China, updated relevant rules and regulations are expected to be announced at a later date and from time to time. Currently, the Company’s management believes there is no other manufacturing facility in China that can meet the demand for probiotics if the aforementioned requirement is imposed. We believe we are well positioned to capture this significant new demand for probiotics.

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

Revenue and Cash Flow

Our products may or may not be able to generate sufficient cash flow to finance our operations. Sales of our products increased 28.6% to $75.7 million in fiscal year 2013 from $58.9 million in fiscal year 2012. Income before taxes increased from $5.6 million in fiscal year 2012 to $19.2 million in fiscal year 2013. Net cash provided by operating activities was $15.9 million and $1.3 million for the years ended March 31, 2013 and 2012, respectively.

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

From fiscal years 2008 through 2013, we submitted to the Intellectual Property Bureau of China twenty-six applications for registration of patents regarding the production of our products, which applications are in different stages: patents for eighteen such applications have been granted and have not yet expired, two patents have been granted but have expired and applications for six patents are currently under review.

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

Distribution

We sell our retail products primarily in the greater Shanghai area to large distributors who then sell them through their networks to supermarkets, hypermarkets, and drug stores. As of March 31, 2013, we had 43 distributors located in Beijing, Shanghai, Jiangsu, Zhejiang, Harbin, Anhui and Hong Kong. As of March 31, 2011, we closed all of our retail outlets, as we believe the distribution network for, and internet sales of our retail products primarily through our distributors’ network are more efficient. Comparatively, direct selling through retail outlets involves increasing leasing expenses and staffing costs, while internet sales primarily through our distributors’ network are the most cost-effective and direct way of reaching customers across China.

Customers

We have two different types of customers: individual retail products consumers and institutional bulk additive products customers. Institutional customers include dairy manufacturers, animal feed manufacturers, pharmaceutical companies, and food companies. Individual consumers are primarily located in major metropolitan areas and they are middle-aged or above and have middle to higher income levels. We believe that these individuals are becoming increasingly health-conscious and, as their income levels increase, they will likely spend more on health-related products such as probiotics products. We sell our retail products through large distributors, who then sell them through their networks to supermarkets, hypermarkets and drug stores, and via the internet, where they are purchased by consumers. For the fiscal year ended March 31, 2013, we maintained active business relationship with 43 distributors for retail products and 129 institutional customers for bulk products, and no customer accounts for more than 10% of our sales revenue.

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

Research and Development

We have a strong research and development team supported by a technical advisory board of experts. As of March 31, 2013, we had 45 staff members with Masters Degrees or PhDs. In addition to having advanced technology in bacteria culturing and protection, we also conduct research and development into complimentary technology, including genetically engineered drugs, drug delivery solutions and Chinese medicine, in an effort to formulate solutions to address specific health problems and expand our product line. We incurred research and development costs of approximately $4,852,830 and $5,084,949 for the fiscal years ended March 31, 2013 and 2012, respectively. Such research and development costs are mainly comprised of raw material costs, laboratory expenses and staff salaries in the research and development division, which were included as part of the production costs in our financial statements for such periods.

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

Pursuant to the List of Good-Live-Bacteria Applicable for Healthy Food issued by MOH on April 22, 2010 in accordance with the Food Safety Law of the PRC, 21 good-live-bacteria can be used in healthy foods, including:

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

Patents

Type	Patent No	Term
High Quality Microecologics and Microencapsulation Technology	ZL 01 1 09063.4	February 28, 2001 to February 27, 2021
Blood Cholesterol Reduction Agent	ZL 2004 1 0025139.8	June 11, 2004 to June 10, 2014
Home-made Direct Flow Style Yogurt Leaven and Preparation Method	ZL 2008 1 0202071.4	October 31, 2008 to October 30, 2028
Yogurt Powder	ZL 2008 1 0202072.9	October 31, 2008 to October 30, 2028
Probiotics biscuit materials, biscuit and its production method	ZL 2008 1 0035001.4	March 12, 2008 to March 20, 2028
Piggy Compound Microorganism Feeding Additive	ZL 2009 1 0045386.7	January 15, 2009 to January 14, 2029
A disk centrifuge for probiotics separation	ZL 2011 2 0516219.9	December 12, 2011 to December 11, 2021
An airlift fermenter for lactic acid bacteria production	ZL 2011 2 0516395.2	December 12, 2011 to December 11, 2021
A fermenter with dentate stirring blade	ZL 2011 2 0516398.6	December 12, 2011 to December 11, 2021
Equipment of lactic acid bacteria granulation and quantitative package	ZL 2011 2 0516215.0	December 12, 2011 to December 11, 2021
A kind of preparation method of protein powder	ZL200910045224.3	November 7, 2012 to November 6, 2032
A kind of probiotic sour soybean milk and preparation method	ZL 201110050402.9	July 6, 2011 to July 5, 2031
A kind of heat-resistant and microcapsulized probitics and preparation method and application	ZL 201110050375.5	October 10, 2012 to October 9, 2032
A kind of probiotics and collagen protein containing compound beverage and preparation method	ZL 200910195314	January 2, 2013 to January 1, 2033
A kind of manufacturing method of DVS Yogurt Starter Culture containing heat-resisting protective agent	ZL 200910199139.2	October 3, 2012 to October 2, 2032
A kind of emulsifying tank with protective gas unit	ZL 201220447736.x	March 13, 2013 to March 12, 2013
A kind of disc in centrifugal separator	ZL 201220447766	April 10, 2013 to April 9, 2023
A kind of grinding and granulate machine with cooling unit	ZL 201220448405.8	March 13, 2013 to March 13, 2023

Retired Patents

Type	Patent No	Term
Nutrition Gas Injection Capability and Double Aluminum Packaging Machine	ZL 01 2 04515.2	February 28, 2001 to February 27, 2011
Packaging for Shining Essence	ZL 01 3 01526.5	February 28, 2001 to February 27, 2011

We have a total of twenty-six patents in different stages of the application, review or grant process, including eighteen patents that have been granted and have not yet expired, two patents that have been granted but have expired, and six patents currently under review.

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

Under the Patent Law of the PRC, we may enforce our rights attached to the registered patents against an infringer by applying to the relevant governing authorities for an injunction. We may also apply to the Supreme People’s Court of the PRC for an order of specific performance, which prohibits any third parties from using the registered patents. The relevant governing authorities may also impose a fine up to four times the profits made by the infringer from the unauthorized use of the registered patents or a fixed fine up to RMB200,000 for cases in which the infringer has not earned any profits from such unauthorized uses.

Taxation and Local Governmental Support

We have our principal operations in the PRC and are subject to a PRC Enterprise Income Tax (“EIT”) rate of 25% in calendar years 2012 and 2011, subject to certain rate reductions. The Company’s subsidiary Shining is located in the Shanghai Jinqiao Special Economic Zone and was awarded the status of “high technology” enterprise for the calendar years 2007 until 2011. Therefore, Shining enjoyed a preferential income tax rate of 15% in 2007 to 2011. Beginning January 1, 2012, Shining’s EIT rate is 25%.

Our subsidiary Growing is located in Shanghai Qingpu Industrial Park and has similar business operations as Shining, but with a larger production scale.  Growing was exempted from PRC Enterprise Income Tax in calendar years 2008 and 2009, followed by 50% tax exemption for calendar years 2010 to 2012. Beginning January 1, 2013, Growing’s EIT rate is 25%.

Our other subsidiary, Growing Yangling, is located in Yangling and as of March 31, 2013 and 2012, its manufacturing plant was under construction. According to the investment agreement with the local government, Growing Yangling is entitled to have a tax incentive that exempts the local portion of EIT for three calendar years from the commencement of production, followed by 50% tax exemption of local portion for the following year. There is no financial effect from the tax holiday as Growing Yangling did not generate any assessable profit in fiscal years 2013 or 2012.

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

We conduct our retail probiotics products production from a leased facility in Pudong, Shanghai. Pursuant to our lease for this facility, which expires on December 31, 2013, we pay annual rent of $126,847 (RMB798,919), payable in quarterly installments of $31,712 (RMB199,730). This facility, which includes a level 100,000 clean room and a level 10,000 clean room, houses our office space, manufacturing facilities and warehouse. The maximum current production capacity at this location is approximately 3.5 million capsules per month. We have received GMP, ISO 9001, ISO 14001, OHSAS 18001 and HACCP certifications for this facility. See “Business—Current Operations—Overview” for further information with respect to these certifications.

We have expanded into the bulk additives business for functional foods through the completion of our 300-metric ton capacity plant in Qingpu, which commenced production in February 2010. Phase 1 of the project involved constructing a facility with a production capacity of 150 metric tons of probiotics per year that cost $36 million in total, the sum of which was invested in calendar year 2010. Phase 2 of this project commenced in September 2010 and cost $18 million, $11 million of which was paid in calendar year 2010 and the remaining $7 million of which was paid by the end of 2011, the date when construction of Phase 2 was completed. Phase 2 added an additional 150 metric tons of annual capacity. The construction of Phase 1 of the plant was funded by cash received from the sale of a convertible promissory note in December 2007 and the proceeds of the public offering of our common stock in October 2009. The construction cost of Phase 2 of the plant was funded by cash received from the public offering of our common stock in October 2009.

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

The Company has commenced construction of a new facility in the Yangling Zone in the Shaanxi Province of China. The cost for constructing the Yangling Zone facility is expected to be over $58 million invested over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in the construction stage, and the plan is subject to government approval prior to implementation. During the year ended March 31, 2011, the Company made total payments of approximately $3.25 million (RMB20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land use right certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014 and trial production is expected to commence in 2015. In the existing market environment, the Company will utilize its available cash and bank facilities to fund such construction. As of March 31, 2013, construction in progress included $15,853,917 related to the construction of this facility. The remaining unfunded contribution commitment for the completion of this facility was $25,189,765 as of March 31, 2013.

Employees

As of March 31, 2013, we had 341 staff and employees. The following table summarizes the functional distribution of our employees:

Department	Headcount
Management and Administrative	65
Sales and Marketing	64
Research and Development	45
Production	131
Finance and Accounting	19
Engineering	17
Total	341

All of these employees were full-time. As of March 31, 2013, we did not have any payment obligations for any retirees and were not retaining any contractors.

According to Article 10 of the Trade Union Law of the People’s Republic of China, an enterprise, public institution, or government organ with 25 or more members must establish a basic-level trade union committee. However, a union is established only if it is voluntarily formed by the employees. As of March 31, 2013 and 2012, we did not have a trade union.

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

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The SEC had scheduled oral argument for July 10, 2013, but it later adjourned that date and rescheduled the oral argument for October 8, 2013. If the registration of the Company’s securities is revoked, no U.S. registered broker-dealer may execute trades in the Company’s shares and the trading market for our common stock may cease to exist. In such event, investors may not be able to liquidate their investment.

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

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision order that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The SEC had scheduled oral argument for July 10, 2013, but it later adjourned that date and rescheduled the oral argument for October 8, 2013. If the registration of the Company’s securities is revoked, no U.S. registered broker-dealer may execute trades in the Company’s shares and the trading market for our common stock may cease to exist. In such event, investors may not be able to liquidate their investment.

Risks Related to Our Business

We have identified material weaknesses relating to (i) a lack of senior management personnel who have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP; and (ii) the Company did not maintain an adequate financial reporting organizational structure to support the complexity and operating activities of the Company resulting in a weakness in efficiency and controls related to the financial statement closing process, which have affected and could continue to affect our ability to ensure timely and reliable financial reports, have affected and could continue to affect the ability of our auditors to attest to the effectiveness of our internal controls should we once again become an accelerated filer in the future, and weaken investor confidence in our financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies in their annual reports to include a report of management on the reporting company’s disclosure controls and procedures and internal controls over financial reporting. As set forth in the report of our management included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K, after reviewing our Annual Report on Form 10-K for the year ended March 31, 2010 and our Quarterly Report on Form 10-Q for the period ended December 31, 2010, the SEC concluded in a letter to the Company dated as of January 9, 2012, that the Company’s lack of U.S. GAAP experience is a material weakness in our disclosure controls and procedures and in our internal control over financial reporting. In its letter, the SEC also required the Company to file an amended Annual Report on Form 10-K for the year ended March 31, 2010 disclosing such material weakness, which the Company intends to file as promptly as is reasonably practicable. Also, as further set forth in the report of our management included under Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2013, and there existed material weaknesses in our internal control over financial reporting as of March 31, 2013. The Company’s Audit Committee and our management are still engaged in discussions about how best to rectify fully such weakness. The Audit Committee has recommended that the Company hire, and management has retained the services of, additional qualified personnel to prepare the Company’s books and records and financial statements in accordance with U.S. GAAP.

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

We receive a large portion of our revenue from the sale of our Shining Essence product. Sales of this product represented approximately 27% and 21% of our total sales of retail products for the years ended March 31, 2013 and 2012, respectively. We expect that Shining Essence will continue to account for a sizable portion of our revenues for the foreseeable future. In addition to Shining Essence, our research and development team has successfully developed other new retail products, such as Shining Probiotics Protein Powder, which represented approximately 36% and 38% of our total sales of retail products for the year ended March 31, 2013 and 2012, respectively. Any factors adversely affecting the pricing of, demand for, or market acceptance of, Shining Essence or Shining Probiotics Protein Powder, including increased competition, could cause our revenues to decline and our business and future operating results to suffer.

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

Our principal operations are in China and all of our sales during fiscal years 2013 and 2012 arose in China. A significant number of our financial instruments, principally cash and accounts receivable, are located in China. These financial instruments include:

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

Unfavorable publicity or research reports casting a negative light on our industry or our products could change consumer perceptions and have an adverse effect on our ability to market and sell our products.

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

We are expanding our operations into the bulk additives business through the supply of high quality probiotics to be used as additives in, among other things, dairy products, to manufacturers in China. We have completed construction of Phase I of our new Qingpu production plant, which has a 150-metric tons annual capacity that can accommodate our new bulk additives business. We began commercial production at this plant in February 2010. By the end of 2011, the construction of Phase 2 of our Qingpu production facility was completed. Phase 2 added an additional 150 metric tons of annual capacity. In addition, we commenced construction in June 2012 on a new facility in Yangling related to the production of probiotics and probiotics-related biological additives for the animal feed industries. This will expose us to many risks, including the following:

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

In our continuing effort to shift our focus from retail to bulk additives business and to improve operating efficiency, we have closed all of our retail outlets, as we believe the distribution network for our retail products is more efficient. Comparatively, directly selling through retail outlets involves increased leasing expenses and large staffing cost. By selecting six new distributors, we have expanded our distribution network into the Pan-Beijing area to sell the Company’s retail products. The local distributors sell the Company’s retail probiotics products through established distribution networks, including malls, hypermarkets, supermarkets, and functional food stores, adding approximately 30 new points of sale. As of March 31, 2013, we had a total of 43 distributors for retail products. In light of the increasing online sales of health food in China, we have started to work with two on-line selling companies, www.ule.com.cn and www.yihaodian.com, to sell our retail products. Furthermore, the Company has established and launched an in-house e-commerce department dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/ (currently under construction and is temporarily used to provide product information only).

With respect to our bulk additives products business, we had 129 customers for bulk additives probiotics products as of March 31, 2013. Our customers are mainly in the industries of animal feed manufacturers, functional food, nutritional products and pharmaceutical producers, and dairy companies.

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

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,508,721, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

In addition, in connection with dividends paid to the Shining shareholders between April 2003 to June 2005, Shining did not deduct a withholding tax at the rate of 20% as required by applicable Chinese laws and regulations. The Company has accrued the dividend withholding tax and interest on the dividend withholding tax.

According to PRC tax regulations, the overdue tax liabilities in the PRC for the calendar years prior to 2005 may be subject to interest at the 0.05% per day, and potential penalties for the late payment of taxes which is calculated on the basis of 0.5 times to five times the amount of taxes payable. Through March 31, 2013, the Company accrued the interest that may be potentially payable upon these taxes incurred prior to 2005 and the unpaid dividend withholding tax. Interest related to the unpaid taxes was recognized in the Company’s consolidated statements of operations as a component of its income tax provision.

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

Mr. Song, our chief executive officer, and Ms. Yan, our interim chief financial officer and chief administrative officer, are responsible for all managerial functions of the Company. We have been hiring additional employees to complete our management team, but we cannot assure you that we can assemble a management team that can tackle the expansion plans that we have. The concentration of management could be disadvantageous to stockholders with interests different from those of Mr. Song or Ms. Yan.

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

We are a Delaware holding company with substantially all of our operations conducted through our operating subsidiaries in China. Under the new PRC Enterprise Income Tax Law, or the new EIT law, and its implementation rules, both of which became effective on January 1, 2008, China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its overseas parent, is generally subject to a 10% withholding tax. The new EIT law, however, also provides that enterprises established outside China whose “de facto management bodies” are located in China are considered “tax resident enterprises” and will generally be subject to the uniform 25% enterprise income tax rate as to their global income. Under the implementation rules, “de facto management bodies” are defined as the bodies that have, in substance, overall management control over such aspects as the production and business, personnel, accounts and properties of an enterprise. In April 2009, the PRC tax authority promulgated the Notice on Determination of Tax Resident Enterprises of Chinese-controlled Offshore Incorporated Enterprises in accordance with Their De Facto Management Bodies, or Circular 82, to clarify the criteria for determining whether the “de facto management bodies” are located within the PRC for enterprises incorporated overseas with controlling shareholders being PRC enterprises. As all of our operational management is currently based in the PRC, and we expect them to continue to be located in China, our company may be deemed a PRC resident enterprise and therefore be subject to the PRC enterprise income tax at a rate of 25% on our worldwide income, which excludes the dividends received directly from another PRC resident enterprise. Due to the lack of clear guidance on the criteria pursuant to which the PRC tax authorities will determine our tax residency under the new EIT law, it remains unclear whether the PRC tax authorities will treat us as a PRC resident enterprise. Therefore, we are unable to confirm whether we are subject to the tax applicable to resident enterprises or non-resident enterprises under the new EIT law. Furthermore, in connection with the new EIT law and Tax Implementation Regulations, the Ministry of Finance and State Administration of Taxation jointly issued, on April 30, 2009, the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59, which became effective retroactively to January 1, 2008. As Circular 59 has only recently been promulgated, it is uncertain to us as to how it will be implemented and the respective tax base and the tax exposure cannot be determined reliably at this stage. In case we are required to pay the income tax on capital gains by the relevant PRC tax authorities, our financial conditions and results of operations could be adversely affected.

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

We had 22,150,200 shares outstanding as of March 31, 2013, including approximately 12,523,745 shares which are free trading and may be sold immediately by our stockholders. If our stockholders sell substantial amounts of our common stock, or there is a perception in the market that such sales may occur, then the market price of our common stock could decrease.

Concentration of our ownership by Mr. Song, our Chairman and Chief Executive Officer and a Director, and his family may dissuade new investors from purchasing our securities, which could result in a lower trading price for our securities than if our ownership was less concentrated.

As of March 31, 2013, Mr. Song, our Chairman and Chief Executive Officer and a Director, owned approximately 23.1% of our issued and outstanding common stock on a fully diluted basis. As a result, Mr. Song has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Mr. Song. In addition, this concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with a significant concentration of ownership among a limited number of stockholders.

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

We conduct our retail probiotics products production from a leased facility in Pudong, Shanghai. Pursuant to our lease for this facility, which expires on December 31, 2013, we pay annual rent of $126,847 (RMB798,919), payable in quarterly installments of $31,712 (RMB199,730). This facility, which includes a level 100,000 clean room and a level 10,000 clean room, houses our office space, manufacturing facilities and warehouse. The maximum current production capacity at this location is approximately 3.5 million capsules per month. We have received GMP, ISO 9001, ISO 14001, OHSAS 18001 and HACCP certifications for this facility. See “Business—Current Operations—Overview” for further information with respect to these certifications.

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

The Company has commenced construction of a new facility in Yangling in the Shaanxi Province of China. The cost for constructing the Yangling facility is expected to be over $58 million invested over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in the construction stage, and the plan is subject to government approval prior to implementation. During the year ended March 31, 2011, the Company made total payments of approximately $3.25 million (RMB20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land use right certificate on January 28, 2012 and commenced construction in June 2012. As of March 31, 2013, construction in progress included $15,853,917 related to the construction of this facility. The remaining unfunded contribution commitment for the completion of this facility was $25,189,765 as of March 31, 2013. We expect to complete construction by June 2014 and trial production is expected to commence in 2015. In the existing market environment, the Company will utilize its available cash and bank facilities to fund such construction.

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

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The SEC had scheduled oral argument for July 10, 2013, but it later adjourned that date and rescheduled the oral argument for October 8, 2013.

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

Period	High	Low

Quarter Ended June 30, 2011	$12.06	$3.46
Quarter Ended September 30, 2011	$3.72	$0.05
Quarter Ended December 31, 2011	$0.75	$0.40
Quarter Ended March 31, 2012	$2.10	$0.57

Quarter Ended June 30, 2012	$1.60	$0.75
Quarter Ended September 30, 2012	$3.45	$1.22
Quarter Ended December 31, 2012	$2.90	$1.35
Quarter Ended March 31, 2013	$2.45	$1.40

Security Holders

As of July 10, 2013, there were 22,150,200 shares of our common stock outstanding held by approximately 14 stockholders of record.

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

Equity Compensation Plans (As of March 31, 2013)

On January 16, 2011, the Board adopted the 2010 Equity Incentive Plan (the “2010 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2010 Plan. On March 9, 2011, the 2010 Plan was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders. As of March 31, 2013, options to purchase 660,000 shares were outstanding under the 2010 Plan.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended March 31, 2013.

Issuer Purchases of Equity Securities

During the Company’s fiscal year ended March 31, 2013, no purchases of the Company’s common stock were made by, or on behalf of, the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements reflecting our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You are also urged to carefully review and consider our discussions regarding the various factors which affect our business, including the information provided in the risk factors discussion beginning on page 21 of this Form 10-K. See the cautionary note regarding forward-looking statements at the beginning of Part I of this Form 10-K.

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

Because of the increasing cost of rents and sales personnel in recent years, since January 2011 we have expanded our retail product sales in China through our growing distribution network and via internet sales primarily through our distributors’ or their associates’ operating websites. Our management believes that as China becomes more affluent and the number of Chinese internet users increases, Chinese citizens are becoming more health conscious, which has led to higher demand for healthy and functional foods such as probiotics and yogurt.

Our first retail product, Shining Essence, was launched in April 2001 and remains one of our best-selling products. Sales of Shining Essence represented approximately 27%, and 21% of our total sales of our retail products for the years ended March 31, 2013 and 2012, respectively. In addition to Shining Essence, our research and development team has successfully developed other new retail products, such as Shining Probiotics Protein Powder, which represented approximately 36% and 38% of our total sales of our retail products for the years ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had a retail product portfolio of 50 products, and we are currently selling 30 of them in the market. As we have released new products, the percentage contribution of Shining Essence to our total retail sales has decreased as a result of the more restrictions and regulations imposed by the PRC government on health products.

As our retail products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production of which packaging costs represent the largest cost item. Based on sales invoiced value, our bulk products had a revenue contribution of 77% in fiscal year 2013, an increase from 53% in fiscal year 2012. The significant increase reflects the stability of the additive market as compared to the retail products market in the current adverse economic environment. In February 2010, our new bulk production facility in Qingpu commenced commercial production. The state of art bulk additives production facility has a full capacity of 300 metric tons. Management believes our new facility will help us to continue to meet the increasing market demand for high quality and low cost products.

We manufacture and sell three major categories of bulk additive products and their proportion to our bulk additive sales for the year of March 31, 2013 are shown as follows:

•	Yoghurt Culture Starter – 40%

•	Probotic Powder – 32%

•	Strains – 28%

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:

•	Increasing demand for functional food and health supplement products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and health supplements to increase.

•	Curtailment of the use of antibiotics and preservatives and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs and preservatives for both humans and animals. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health. Recently, the Ministry of Health in China announced an expanded list of probiotics strains allowed to be used in the food industry. The number of probiotics strains on the list has doubled. Management believes that this reflects that the Chinese government is encouraging wider uses of probiotics products in the food industry. Management also believes that it also demonstrates the rapidly expanding probiotics market in China.

•	Increasing demand for dairy product additives. The demand for functional foods and foods that use probiotics supplements is growing at a significant rate, and our management believes that it will continue to do so. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics will be required to be added to baby milk powders produced in China. On October 24, 2011, the MOH published a list of probiotics applicable for baby food for babies aged one year or older.

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through:

•	Introduction of bulk additives probiotics products through our Qingpu Facility - We have expanded into the bulk additives business for institutional customers through the completion of our project to build a 300-metric ton capacity plant in Qingpu, which commenced commercial production in February 2010. Phase 1 of the project involved constructing a facility with a production capacity of 150 metric tons of probiotics per year that cost $36 million in total, the sum of which was invested in calendar year 2010. Phase 2 of this project commenced in September 2010 and cost $18 million, $11 million of which was paid in calendar year 2010 and the remaining $7 million of which was paid by the end of 2011, when the construction of Phase 2 was completed. Phase 2 added an additional 150 metric tons of annual capacity. The construction of Phase 1 of the plant was funded by cash received from the sale of a convertible promissory note in December 2007 and the proceeds of the public offering of our common stock in October 2009. The construction cost of Phase 2 of the plant was funded by cash received from the public offering of our common stock in October 2009. On March 21, 2006, GSL, our subsidiary, entered into an agreement, as amended, with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 36,075 square meters of land in Qingpu, on which we constructed the 300-metric ton capacity production plant described above, for a term of 50 years beginning January 15, 2008. The agreement provides for the payment of leasing fees of approximately $1.8 million. In February 2009, the formal land use right certificate was issued. There are no future lease payments under this land lease.

•	We are currently focused on two fast-growing industries in China: the dairy and animal feed sectors. As of March 31, 2013, we had entered into contracts with 129 customers for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established business relationships with a variety of commercial customers located in major cities, including Beijing, Tianjin, Chongqing, and Shanghai, and 16 provinces, including Guangdong, Jiangsu and Jiangxi, among others. These growing companies are among the leaders in the dairy, animal feed, baked foods, and pharmaceutical industries.

•	Construction of a new facility in Yangling - Encouraged by the growing demand for the animal feed market in China, the Company has commenced construction of a new facility in the Yangling Zone in the Shaanxi Province of China. The cost for constructing the Yangling facility is expected to be over $58 million invested over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in the construction stage, and the plan is subject to government approval prior to implementation. During the year ended March 31, 2011, the Company made total payments of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land use right certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014 and trial production is expected to commence in 2015. In the existing market environment, the Company will utilize its available cash and bank facilities to fund such construction.

•	Closure of retail outlets and expansion to wholesale and e-commerce businesses - In our continuing effort to transition from a retail, business-to-consumer model to a wholesale, business-to-business model (sales to our distributors), and to improve operating efficiency, we have completed the consolidation of our retail outlets. We closed all of our retail outlets by the end of fiscal year 2011, as we believe our distribution network is more efficient for our retail products sales. Comparatively, direct selling through retail outlets involves increasing leasing expenses and staffing costs. By selecting six new distributors, we have expanded our distribution network into the greater Beijing area to sell the Company’s retail products. The local distributors sell the Company’s retail probiotics products through established distribution networks, including malls, supermarkets, and functional food stores. We added four more distributors during the year ended March 31, 2013 and now have a total of 43 distributors for retail products as of March 31, 2013. In light of increasing online sales of health food and supplements in China and to maintain our existing retail customer base, “Community Network,” we established an in-house e-commerce department during the quarter ended March 31, 2011, which is dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/ (currently under construction and is temporarily used for information only). Since its establishment, the in-house e-commerce department is working to better access the market and existing and potential customers. We have also been working with two online selling companies to sell our retail products, including www.ule.com.cn and www.yihaodian.com. In addition, we have established a customer service center to reply to inquiries from our end users.

•	Improvement in research and development of new products and services - We continue to develop new retail products aimed at improving general human health conditions, enhancing the immune system, and reducing health problems. To further improve our competency in the bulk additives market, we continue to improve and provide our value-added service to institutional customers by assisting their lab and production testing and providing customized technical support, among other things. In addition, we are also working with certain universities, including Northeast Agricultural University, to carry out research and development projects in order to seek to increase the probiotics industry’s capability.

Our operations are generally not labor-intensive. We employed 341 people as of March 31, 2013. With production ramp up in the Phase 1 facility and the construction of Phase 2 in Qingpu, we expect significant increases in our number of employees over the next two years. We have been recruiting senior executives to strengthen our management team. However, as wages in China are relatively inexpensive, we expect that labor costs will remain insignificant.

Results of Operations for the Year Ended March 31, 2013 Compared with the Year Ended March 31, 2012

Our results for 2013 and 2012 are summarized below:

	Year ended March 31, 2013		Year ended March 31, 2012
	Amount	% of Net sales	Amount	% of Net sales
Net sales	$75,716,189	100.00%	$58,873,629	100.00%
Cost of sales	31,524,964	41.64%	26,163,629	44.44%
(Recovery of deposits) cost of returns	(2,514,240)	(3.32)%	7,162,229	12.17%
Gross profit	46,705,465	61.68%	25,547,771	43.39%
Operating expenses:
Selling expenses	11,638,150	15.37%	5,628,820	9.56%
General and administrative expenses	11,996,055	15.84%	11,236,039	19.09%
Research and development expenses	4,852,830	6.40%	5,084,949	8.64%
Non-recoverable cost related to acquired production technology	1,905,276	2.52%	-	-%
Total operating expenses	30,392,311	40.13%	21,949,808	37.28%
Income from operations	16,313,154	21.55%	3,597,963	6.11%
Other income and expense:
Interest expense	(651,751)	(0.86)%	(344,957)	(0.59)%
Interest income	647,104	0.85%	1,762,566	2.99%
Investment income, net of fee expenses	3,050,536	4.03%	808,740	1.37%
Foreign exchange loss, net	(3,202)	0.00%	(94,070)	(0.16)%
Miscellaneous	(156,750)	(0.21)%	(121,264)	(0.21)%
Total other income	2,885,937	3.81%	2,011,015	3.42%
Income before taxes	19,199,091	25.36%	5,608,978	9.53%
Provision for income taxes	3,815,276	5.04%	2,833,168	4.81%
Net income	$15,383,815	20.32%	$2,775,810	4.71%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the fiscal years 2013 and 2012 comprised the following:

	Year ended March 31,
	2013	2012
Invoiced value of sales	$76,356,958	$61,663,280
Less: Sales discount	(171,539)	(2,350,314)
Less: Sales tax	(469,230)	(439,337)
	$75,716,189	$58,873,629

Net sales increased by $16,842,560 or 28.61% to $75,716,189 for the year ended March 31, 2013 from $58,873,629 for the year ended March 31, 2012. We had mixed results during the year ended March 31, 2013. Our retail sales continued to decline caused by the strict rules and regulations on health care products imposed by the PRC government. During the period from April to June 2012, there was a public health issue relating to so-called “poison capsules” in China that adversely affected all related industries that produce or distribute products in capsule form, including the food and additive markets. For safety purposes, all companies in these affected sectors, including the Company (which has not been linked to any defective or dangerous capsules) suspended the production of products in capsule form until the completion of required government inspection and approval for resuming production. Our sales were seriously affected by the negative effects of this issue. Consequently, our retail sales substantially declined during the year ended March 31, 2013.

On the other hand, sales for our bulk additives products increased at a rapid rate during the year ended March 31, 2013. During the second half of the fiscal year 2013, we added a second production line in our Qingpu facility. We substantially increased our customer numbers from 71 as of March 31, 2012 to 129 as of March 31, 2013. We also increased the product types to better meet our customers’ needs. As a result, our sales for bulk additive products increased substantially during the year ended March 31, 2013 compared to those during the year ended March 31, 2012.

The contributions of our products as a percentage of invoiced value on sales for the years ended March 31, 2013 and 2012, respectively, are summarized below.

	Year ended March 31,
	2013	2012
Retail products	22.92%	49.41%
Bulk additives	77.08%	50.59%
	100.00%	100.00%

Based on the invoiced value of sales, the retail products invoiced sales contributions decreased to 22.92% in the year ended March 31, 2013 from 49.41% in the year ended March 31, 2012. Our retail sales continued to decline caused by the strict rules and regulations on health care products imposed by the PRC government. As we shifted more focus on the bulk additives products, the proportion percentage of our retail products to total sales continued to decrease during the year ended March 31, 2013.

Cost of sales

Cost of sales for the year ended March 31, 2013 was $31,524,964 compared with $26,163,629 for the year ended March 31, 2012. The increase in cost of sales was primarily caused by increase in sales for the year ended March 31, 2012.

(Recovery of deposits) / cost of returns

For the year ended March 31, 2012, product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems.

As a result of the product returns after certain of our products did not meet our quality standards during the years ended March 31, 2012 and 2011, in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,162,229 for these credits for the year ended March 31, 2012 that has been reflected as an additional cost of product returns in the accompanying consolidated financial statements.

During the year ended March 31, 2013, we recovered $2,514,240 of the deposits paid to distributors which were classified as a reduction of our cost of sales in the accompanying consolidated financial statements.

Gross profit

Gross profit increased by $21,157,694 or 82.82% to $46,705,465 for the year ended March 31, 2013, from $25,547,771 for the year ended March 31, 2012. Gross margin (gross profit divided by net sales) increased to 61.68% for the three months ended March 31, 2013 compared to 43.39% for the three months ended March 31, 2012. The increases in gross profit and gross margin were mainly attributable to the increase in sales volume for the bulk products and the recovery of deposits to distributors which was partially offset by the decline of sales for retail products. We wrote off the deposits to distributors of $7,162,229 during the year ended March 31, 2012 but were able to recover $2,514,240 of these deposits during the year ended March 31, 2013.

Selling expenses

Selling expenses were $11,638,150 or 15.37% of net sales for the year ended March 31, 2013, compared with $5,628,820 or 9.56% of net sales for the year ended March 31, 2012. The increase was primarily due to the increases of advertising and promotion expenses to $3,179,037 during the year ended March 31, 2013 as compared to $1,794,018 during the year ended March 31, 2012.

We implemented a new commission policy for our bulk addictive sector which gives more incentives to generate sales and collect our accounts receivable quicker. The outcome has been positive with this new policy. Compensation including salaries and commission increased to $6,842,059 during the year ended March 31, 2013 from $3,010,776 during the year ended March 31, 2012.

General and administrative expenses

General and administrative expenses increased by $760,116 or 6.76% to $11,996,055 or 15.84% of net sales for the year ended March 31, 2013, compared with $11,236,039 or 19.09% of net sales for the year ended March 31, 2012. We recorded a charge for the increase in allowance for doubtful accounts in the amount of $2,537,000 during the year ended March 31, 2013 compared to $1,645,000 during the year ended March 31, 2012. In addition, our overall general and administrative expenses increased as a result of our rapid growth in the sales of bulk additive products. These increases were partially offset by the decline of our general and administrative expenses as a result of the decline in sales of our retail products.

Research and development expenses

Our research and development cost decreased $232,119 or 4.56% to $4,852,830 for the year ended March 31, 2013 as compared to $5,084,949 or 8.64% for the year ended March 31, 2012. Our research and development cost fluctuates from time to time depending on the research projects we have in progress.

Non-recoverable cost related to acquired production technology

During the year ended March 31, 2013, the Company acquired certain production technology from a third party. As the technology acquired relates to future products and future processes, we could not with any degree of certainty determine the ultimate cash flow to be associated with this technology.  As such, we expensed $1,905,276 relating to the purchase of this technology during the year ended March 31, 2013.

Income from operations

Income from operations increased by $12,715,191 or 353.4% to $16,313,154 for the year ended March 31, 2013, from $3,597,963 for the year ended March 31, 2012. The increase was mainly attributable to the strong growth in the sales of bulk additive products which contributed approximately 84% of our income from operations for the year ended March 31, 2013.

Total other income (expenses)

Total other income increased by $874,922 or 43.51% to $2,885,937 for the year ended March 31, 2013, from $2,011,015 for the year ended March 31, 2012. The increase was mainly attributable to the investment income (net of fees) on the loan receivable totaled $3,050,536 for the year ended March 31, 2013 compared to $808,740 for the year ended March 31, 2012. Such increase was partially offset by the decrease in interest income as we invested $23,925,223 (RMB131,100,000) in loan receivable which allowed us to generate higher investment income.

Provision for income taxes

Provision for income taxes was $3,815,276 and $2,833,168 for the years ended March 31, 2013 and 2012, respectively. The increase in the provision for income taxes is primarily attributable to increase in operating profit.

Net income

Net income increased by $12,608,005 or 454.21% to $15,383,815 for the year ended March 31, 2013 from $2,775,810 for the year ended March 31, 2012. The increase of net income was mainly attributable to the increase of income from operations of $12,715,191 during the year ended March 31, 2013.

Segment reporting

We have adopted the “products and services” approach for segment reporting. For fiscal years 2013 and 2012, the management considers there to be two reporting segments: retail products and bulk additive products, as the new bulk production plant commenced production since February 2010 with a separate production and distribution channel. As the separate entity of production, there are also separate operational management teams and operations and marketing strategies. Therefore, we have adopted the segment reporting since fiscal year 2011.

Retail products

The results of retail products segment for the years ended March 31, 2013 and 2012 are summarized as below:

	Year ended March 31, 2013		Year ended March 31, 2012
	Amount	% of Net sales	Amount	% of Net sales
Net sales, retail products	$17,357,407	100.00%	$27,890,558	100.00%
Cost of sales	8,156,734	46.99%	13,720,712	49.19%
(Recovery) write-off of concession credits to distributors	(2,514,240)	(14.48)%	7,162,229	25.68%
Gross profit, retail products	11,714,913	67.49%	7,007,617	25.13%
Operating expenses:
Selling expenses	4,082,995	23.52%	3,114,752	11.17%
General and administrative expenses	2,356,183	13.57%	2,435,251	8.73%
Research and development expenses	2,035,645	11.73%	2,487,074	8.92%
Total operating expenses	8,474,823	48.82%	8,037,077	28.82%
Income from operations, retail products	$3,240,090	18.67%	$(1,029,460)	(3.69)%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the fiscal years 2013 and 2012 comprised the following:

	Year ended March 31,
	2013	2012
Invoiced value on sales	$17,652,017	$30,470,340
Less: Sales discount	(171,539)	(2,350,314)
Less: Sales tax	(123,071)	(229,468)
	$17,357,407	$27,890,558

Net sales decreased by $10,533,151 or 37.77% to $17,357,407 for the year ended March 31, 2013 from $27,890,558 for the year ended March 31, 2012. The decrease in sales of retails products was attributable to the implementation by the government of the PRC of new rules and regulations on health care products imposed during 2011. During April to June 2012, there was a public health issue relating to so-called “poison capsules” in China that adversely affected all related industries that produce or distribute products in capsule form, including the food and additive markets. Consequently, our retail sales continued to decline during the year ended March 31, 2013.

Cost of sales

Cost of sales decreased by $5,563,978 or 40.55% to $8,156,734 for the year ended March 31, 2013 from $13,720,712 for the year ended March 31, 2012. The decrease in cost of sales was primarily caused by the decrease of products sold during the fiscal year 2013. Cost of raw material, labor and overhead costs continued to increase. Due to highly competitive market conditions for health care products, we were unable to increase our selling prices at the same rate.

(Recovery of deposits) / cost of returns

For the year ended March 31, 2012, product returns of $474,505 were deducted from sales due to a batch of probiotics products produced in June 2011 that were below the Company’s quality standards due to production problems.

As a result of the product returns after certain of our products did not meet our quality standards during the years ended March 31, 2012 and 2011, in order to improve the confidence of the Company’s distributors and end-user customers in our probiotics products, we provided special concession credits to our distributors during August 2011 to address the complaints and concerns of customers worried about food and healthcare products in the PRC. Such credits were made available for our distributors to reimburse end-user customers for products which were recalled. We treated these credits as being comparable to a warranty on our probiotics products, and we incurred a cost of $7,162,229 for these credits for the year ended March 31, 2012 that has been reflected as an additional cost of product returns in the accompanying consolidated financial statements.

During the year ended March 31, 2013, we recovered $2,514,240 of the deposits paid to distributors which were classified as a reduction of our cost of sales in the accompanying consolidated financial statements.

Gross profit

Gross profit increased by $4,707,296 or 67.17% to $11,714,913 for the year ended March 31, 2013 from $7,007,617 for the year ended March 31, 2012. Gross margin (gross profit divided by net sales) increased to 67.49% for the three months ended March 31, 2013 compared to 25.13% for the three months ended March 31, 2012. The increases in gross profit and gross margin were primarily caused by recovery of the deposits to distributors in the amount of $2,514,240 during the year ended March 31, 2013 as compared to the write-off of the $7,162,229 credits to distributors in the year ended March 31, 2012. Such gross profit increase was partially offset by the decline in gross margin of our products as a result of general increases in our manufacturing costs.

Selling expenses

Selling expenses were $4,082,995 or 23.52% of net sales for the year ended March 31, 2013, compared with $3,114,752 or 11.17% of net sales for the year ended March 31, 2012. The increase was primarily due to the increases of advertising and promotion expenses to $1,683,858 during the year ended March 31, 2013 as compared to $125,063 during the year ended March 31, 2012. We invested more in the advertising and promotion expenses as part of our efforts to stimulate our sales in the current tough environment in the health care and food supplement market.

General and administrative expenses

General and administrative expenses decreased by $79,068 or 3.25% to $2,356,183 or 13.57% of net sales for the year ended March 31, 2013 compared with $2,435,251 or 8.73% of net sales for the year ended March 31, 2012. We attempted to keep our general and administrative expense low to compensate the loss of operating profit as a result of the decrease in sales. Such decrease was partially offset by the charge for the increase in allowance for doubtful accounts in the amount of $1,171,000 during the year ended March 31, 2013 compared to $880,000 during the year ended March 31, 2012.

Research and development expenses

Our research and development cost decrease $415,429 or 18.15% to $2,035,645 for the year ended March 31, 2013 as compared to $2,487,074 for the year ended March 31, 2012. The overall health care industry was in a tough environment due to the new strict rules and regulations imposed by the PRC government on health care and food supplement products. As a result we reduced our spending on research and development cost to reduce our operating cost.

Income from operations

Income from operations increased by $4,269,550 to $3,240,090 for the year ended March 31, 2013 as compared $1,029,460 loss from operations. The increase in income from operations was mainly attributable to the recovery of $2,514,240 deposits paid to distributors compared to a write-off of the deposits in the amount of $7,162,229 to distributors in the year ended March 31, 2012. These effects were partially offset by the lower gross margin of our products as a result of increasing manufacturing costs.

Bulk products

The results of bulk additives products segment for the years ended March 31, 2013 and 2012 are summarized as below:

	Year ended March 31, 2013		Year ended March 31, 2012
	Amount	% of Net sales	Amount	% of Net sales
Net sales, bulk additives products	$58,358,782	100.00%	$30,983,071	100.00%
Cost of sales	23,368,230	40.04%	12,442,917	40.16%
Gross profit, bulk additives products	34,990,552	59.96%	18,540,154	59.84%
Operating expenses:
Selling expenses	7,555,155	12.95%	2,514,068	8.11%
General and administrative expenses	5,324,146	9.12%	3,451,310	11.14%
Research and development expenses	2,817,185	4.82%	2,597,875	8.38%
Non-recoverable cost related to acquired production technology	1,905,276	3.27%	-	-%
Total operating expenses	17,601,762	30.16%	8,563,253	27.64%
Income from operations, bulk additives products	$17,388,790	29.80%	$9,976,901	32.20%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the fiscal years 2013 and 2012 comprised the following:

	Year ended March 31,
	2013	2012
Invoiced value on sales	$58,704,941	$31,192,940
Less: Sales tax	(346,159)	(209,869)
	$58,358,782	$30,983,071

Net sales increased by $27,375,711 or 88.36% to $58,358,782 for the year ended March 31, 2013, from $30,983,071 for the year ended March 31, 2012. During the second half of the fiscal year 2013, we added a second production line in our Qingpu facility. We substantially increased our customer numbers from 71 as of March 31, 2012 to 129 as of March 31, 2013. We also increased the product types to better meet our customers’ needs. As a result, our sales for bulk additive products increased substantially during the year ended March 31, 2013 compared to those during the year ended March 31, 2012.

Cost of sales

Cost of sales increased by $10,925,313 or 87.80% to $23,368,230 for the year ended March 31, 2013, from $12,442,917 for the year ended March 31, 2012. The increase in cost of sales was primarily caused by the increase in products sold for the year ended March 31, 2013.

Gross profit

Gross profit increased by $16,450,398 or 88.73% to $34,990,552 for the year ended March 31, 2013, from $18,540,154 for the year ended March 31, 2012. Gross margin (gross profit divided by net sales) increased slightly to 59.96% for the three months ended March 31, 2013 compared to 59.84% for the three months ended March 31, 2012. The increase of gross profit was primarily caused by the increase in products sold for the year ended March 31, 2013. Certain manufacturing overhead cost remained unchanged as our sales volume increased during the year ended March 31, 2013 which caused our gross margin to slightly increase.

Selling expenses

Selling expenses were $7,555,155 or 12.95% of net sales for the year ended March 31, 2013, compared with $2,514,068 or 8.11% of net sales for the year ended March 31, 2012. The selling expenses mainly included advertising expenses, promotion expenses and salaries including commission. We implemented a new commission policy which gives more incentives to generate sales and collect our accounts receivable quicker. The outcome has been positive with this new policy. Compensation including salaries and commission increased to $4,757,497 during the year ended March 31, 2013 from $412,921 during the year ended March 31, 2012.

General and administrative expenses

General and administrative expenses were $5,324,146 or 9.12% of net sales for the year ended March 31, 2013, compared with $3,451,310 or 11.14% of net sales for the year ended March 31, 2012. We recorded a charge for the increase in allowance for doubtful accounts in the amount of $1,366,000 during the year ended March 31, 2013 compared to $765,000 during the year ended March 31, 2012. In addition, our overall general and administrative expenses increased as a result of our rapid growth in the sales of bulk additive products.

Research and development expenses

Our research and development cost increased $219,310 or 8.44% to $2,817,185 for the year ended March 31, 2013 as compared to $2,597,875 for the year ended March 31, 2012. As our bulk additive continued to grow, we increased our spending on bulk additive products in order develop more new products to fulfill the market needs for the bulk additive products.

Non-recoverable cost related to acquired production technology

During the year ended March 31, 2013, the Company acquired certain production technology from a third party. As the technology acquired relates to future products and future processes, we could not with any degree of certainty determine the ultimate cash flow to be associated with this technology.  As such, we expensed $1,905,276 relating to the purchase of this technology during the year ended March 31, 2013.

Income from operations

Income from operations increased by $7,411,889 or 74.29% to $17,388,790 for the year ended March 31, 2013, from $9,976,901 for the year ended March 31, 2012. The increase was mainly attributable to the increase of gross profit of $12,442,917 from a an increase in sales which was partially offset by the increase in selling expenses, and general and administrative expenses for the year ended March 31, 2013.

Liquidity and Capital Resources

Liquidity

We had cash of $75.9 million and working capital of $77.9 million as of March 31, 2013 and cash of $70.1 million and working capital of $57.2 million as of March 31, 2012.

Our statements of cash flow for the years ended March 31, 2013 and 2012 are summarized as below:

	Years ended March 31,
	2013	2012
Net cash provided by operating activities	$23,972,195	$1,294,041
Net cash used in investing activities	(22,515,976)	(83,930,458)
Net cash provided by financing activities	3,718,693	12,192,030
Effect of exchange rate changes on cash	605,342	(3,457,887)
Net decrease in cash and cash equivalents balances	5,780,254	$(73,902,274)
Cash and cash equivalent balances, beginning of the year	70,086,074	143,988,348
Cash and cash equivalent balances, end of the year	$75,866,328	$70,086,074

Operating activities

During the year ended March 31, 2013, we had net cash provided by operating activities of $23,972,195 as compared to $1,294,041 during the year ended March 31, 2012. Net cash provided by operating activities during the year ended March 31, 2013 consisted primarily of net income of $15,383,815, depreciation expense of $4,628,595, change in allowance for doubtful accounts of $2,536,957, fair value of vested option expense of $1,516,258, non-recoverable cost related to production technology and a decrease in accounts receivable of $4,027,785 primarily due to substantially lower accounts receivable as a result of better collection efforts at year end. These increases were partially offset by the increase in investment income receivable which per the investment agreement is payable once per year. Net cash provided by operating activities during the year ended March 31, 2012 consisted primarily of net income of $2,775,810, depreciation expense of $3,672,224, change in allowance for doubtful accounts of $1,644,804, fair value of vested option expense of $1,484,690, which was primarily offset by the increase in accounts receivable of $7,599,639 as a result of strong sales recovery in the fourth quarter of fiscal year 2012 after a slump of our sales in the first half of fiscal 2012.

Our business is not capital or labor intensive. Typically, 60% of our sales take place in the second half of the fiscal year. Since our customers have historically been large distributors with whom we have done business for a number of years, our cash flows from our existing business have been, and we expect them to continue to be, fairly reliable.

Investing activities

During the years ended March 31, 2013 and 2012, we made prepayments of $12.6 million and $18.0 million, respectively, for the capital expenditures with respect to our Yangling and Qingpu facilities to contractors.

We incurred $14.4 million and $13.9 million capital expenditure related to the acquisitions of property, plant and equipment and construction in progress related to the Yangling and Qingpu facilities during the years ended March 31, 2013 and 2012, respectively.

On December 19, 2011, the Company entered into an agreement with Jiangxi International Trust Co., Ltd. (“Jiangxi”) to loan $20.0 million (RMB131,100,000) to the Jiangxi International Trust of Yinhe #7 Property, an investment fund sponsored by Jiangxi. The loan principal is due on December 26, 2013, is unsecured, and according to the loan agreement, the Company is to earn 20% interest per annum, less a 5% investment management fee per annum.

On March 27, 2012, the Company paid a deposit of $22.3 million (RMB150 million) to the government of Yangling for a bid to acquire a local probiotics company located in Yangling, Shaanxi Province that is in receivership. According to the relevant regulations, the deposit will be treated as part of the purchase price of the acquisition if the transaction is approved. On June 28, 2013, the Company and the government of Yangling verbally agreed to terminate this potential acquisition and the acquisition deposit will be refunded to the Company within 90 days from the date of the termination.

On February 1, 2012, our subsidiary, Growing, entered into an agreement to acquire a patent regarding a production technology for $6.6 million (RMB 42,000,000) from an unrelated PRC company. Growing made a deposit of $6,330,616 (RMB 40,000,000) to the seller for the transfer of the patent within 210 days, or by August 30, 2012. The original terms of the agreement were that if the patent cannot be transferred to Growing within 210 days, Growing will be refunded the deposit paid and also be compensated an additional $159,000 (RMB 1,000,000) for damages. The transfer was not completed by August 30, 2012, and on September 3, 2012, Growing and the seller mutually agreed to extend the completion date to December 31, 2012. On December 24, 2012, Growing entered into a supplemental agreement with the Seller. Instead of purchasing the patents related to this production technology, under the terms of the supplemental agreement, Growing acquired the right to use this technology in producing its products for an amount of $1,914,914 (RMB12,000,000). Growing received a refund of $4.4 million (RMB28,000,000) during the three months ended March 31, 2013.

In 2012, our Growing Yangling, subsidiary of the Company that operates in Yangling, the PRC, acquired a land use right for a period of 50 years, beginning January 18, 2012, at a cost of $3.1 million.

Financing activities

During the year ended March 31, 2013 and 2012, we had net cash provided by financing activities of $3,718,693 and $12,192,030, respectively.

During the years ended March 31, 2013 and 2012, we received bank loans of $16,988,711 and $7,609,308, respectively, and repaid $9,050,061 and $0, respectively.

During the year ended March 31, 2013, we repaid $4,219,957 to a director, Mr. Song Jinan, for amount due to him. During the year ended March 31, 2012, we received advances from this director totaling $4,582,722.

The advance Mr. Song Jinan was entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls. The repayments were made in RMB by our operating entities in PRC.

Capital Resources

Loans Payable

Loans payable consist of the following:

	March 31, 2013	March 31, 2012

Bank of China	$-	$3,165,308
Bank of Jiangsu	15,957,617-	-
Shanghai Rural Commercial Bank	-	4,747,963
Total	15,957,617	7,913,17`
Less: Short term loan	(15,957,617)	(3,165,308)
Long term loan	$-	$4,747,963

Bank of China

On March 19, 2012, the Company received a loan from the Bank of China for $3,165,058 (RMB 20,000,000), secured by the corporate headquarters office building of Growing, due September 19, 2012. On September 19, 2012 the loan was exchanged for a new loan that was due September 19, 2013. Interest was at 7.08% per annum, based on 118% of the twelve months’ of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. On December 19, 2012, the loan for $3,165,058 (RMB 20,000,000) was fully repaid.

Bank of Jiangsu

On September 24, 2012, the Company obtained a bank loan facility from Bank of Jiangsu for $15,957,617 (RMB 100,000,000) (“Bank Loan Facility”), secured by the assets of Growing, including the corporate headquarters office building and facility buildings in Qingpu of Growing. The loan consisted of the following advances:

•	On October 31, 2012, the Company borrowed $7,978,808 (RMB 50,000,000), under the Bank Loan Facility, with the loan due October 30, 2013. Interest is 6.60% per annum, based on 110% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The interest rate will be reset on the first day of each calendar year. As of July 8, 2013, there was no notice for change of the interest rate. The purpose of this loan was for purchase of raw materials.

•	On December 28, 2012, the Company borrowed $2,393,642 (RMB 15,000,000), under the Bank Loan Facility, with the loan due December 27, 2013. Interest is 6.60% per annum, based on 110% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for purchase of raw materials.

•	On December 31, 2012, the Company borrowed $5,585,167 (RMB 35,000,000), under the Bank Loan Facility, with the loan due December 30, 2013. Interest is 6.60% per annum, based on 110% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for purchase of raw materials.

Shanghai Rural Commercial Bank

On December 7, 2011, the Company received a loan from Shanghai Rural Commercial Bank for $4,747,963 (RMB 30,000,000), secured by the land use right in Qingpu held by Growing, due May 27, 2014. Interest was at 7.65% per annum, based on 115% of the 1-to-3 years’ RMB borrowing prime rate set by the People’s Bank of China at the time of funding, and was due at the end of each calendar quarter. The balance outstanding as of March 31, 2012 was $4,747,963. During the year ended March 31, 2013, the loan was fully repaid.

On August 29, 2012, the Company received a loan from Shanghai Rural Commercial Bank for $791,264 (RMB 5,000,000), secured by the land use right in Qingpu of Growing, due August 28, 2013. Interest was 6.90% per annum, based on 118% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for purchase of raw materials. On November 30, 2012, the loan was repaid before its due date.

During September 2012, the Company received loans from Shanghai Rural Commercial Bank totaling $316,506 (RMB 2,000,000), secured by the land use right in Qingpu held by Growing, due December 2014. Interest was 7.36% per annum, based on 118% of one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and was due at the end of each calendar quarter. The purpose of this loan was for financing the costs of a renovation project. On November 30, 2012, the loans were repaid.

Due to the early repayment of the Shanghai Rural Commercial Bank loans, the Company incurred a penalty for early repayment of $79,517 during the year ended March 31, 2013.

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

Commitments

Operating Leases

As of March 31, 2013, future minimum lease payments under non-cancellable operating leases for office, warehouse and factory were as follows:

Amount
For the year ended March 31,
2014	$196,983
Thereafter	-
$196,983

Rental expense, which was charged to expense, amounted to $181,144 and $275,424 for the years ended March 31, 2013 and 2012, respectively.

Capital commitments

On August 12, 2010, BDH, a subsidiary of the Company, entered into agreements with a government agency to establish manufacturing facilities for animal probiotics products in the Yangling Agricultural High-tech Industries Demonstration Zone in Shaanxi Province of China. In furtherance of such agreements, BDH incorporated a foreign, wholly owned subsidiary, Growing Yangling, with a registered capital of $50 million. As of March 31, 2012, the Company had injected into Growing Yangling $7.5 million as registered capital. According to the approval from the government agency dated October 12, 2010, the remaining balance of Growing Yangling’s registered capital of $42.5 million must be injected before July 13, 2013. We obtained a one-year extension from the government agency which gives the Company until July 13, 2014 to inject the remaining capital.

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of March 31, 2013, construction in progress included $15,853,917 related to the construction of this facility. The remaining unfunded contribution commitment for the completion of this facility was $25,189,765 as of March 31, 2013.

Purchase obligations

The Company entered into agreements with the suppliers to purchase raw materials and packing materials. As of March 31, 2013, the amount of future payments was $7,305,852.

Other Obligations

The Company entered into agreements with a university to perform research and development for annual aggregate fees of $1,436,185 (RMB 9,000,000). Fee commitments for the remaining terms through October 31, 2014, the end of the terms, totaled $2,273,960 (RMB 14,250,000) as of March 31, 2013.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended March 31, 2013 and 2012.

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

Critical Accounting Policies

This MD&A discusses our consolidated financial statements for the years ended March 31, 2013 and 2012. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any material unrecoverable receivables. We had trade receivables totaling $31,299,849 and $35,057,662 as of March 31, 2013 and 2012, respectively, and an allowance for doubtful accounts of $4,228,769 and $1,665,188 for the years ended March 31, 2013 and 2012, respectively. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this 10-K, and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

The fair value of the Company’s common stock option grants is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Income taxes

In the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The Registrant and its subsidiaries, with the exception of Growing and Shining, generated no taxable income. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

We account for income taxes using an asset and liability approach for financial accounting and reporting for income tax purposes. Under the asset and liability method, deferred income taxes are recognized for temporary differences, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We conduct this analysis on a quarterly basis.

Use of estimates as applied to potential penalties for the late payment of taxes

In addition to the Enterprise Income Tax (“EIT”), companies in the PRC that are engaged in the sale of goods are generally required to pay value added taxes (“VAT”) at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,508,721, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

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

For the year ended March 31, 2013 and 2012, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

The Company has no other material uncertain tax positions as of March 31, 2013 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters as an income tax expense. As of March 31, 2013, there is no other interest and penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Recent Accounting Pronouncements

See Note 2 to the Notes to the Consolidated Financial Statements for the Years Ended March 31, 2013 and 2012.

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

YEARS ENDED MARCH 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

China-Biotics, Inc.

We have audited the accompanying consolidated balance sheets of China-Biotics, Inc. and Subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China-Biotics, Inc. and Subsidiaries at March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

On September 15, 2011, the staff of the Securities and Exchange Commission (“SEC”) informed the Company it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for the Commission’s review of this decision. The SEC had scheduled oral argument for July 10, 2013, but it later adjourned that date and rescheduled the oral argument for October 8, 2013. If the registration of the Company’s securities is revoked, no U.S. registered broker-dealer may execute trades in the Company’s shares.

/s/ Weinberg and Company, P.A.

Los Angeles, California

July 12, 2013

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

	March 31, 2013	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$75,866,328	$70,086,074
Accounts receivable, net of allowance for doubtful accounts of $4,228,769 and $1,665,188 as of March 31, 2013 and March 31, 2012, respectively	27,071,080	33,392,474
Investment income receivable, net of fees payable	2,877,218	818,762
Inventories	2,227,355	1,942,549
Prepayments	1,203,958	356,157
Refundable deposit for terminated acquisition	23,936,425	-
Deferred tax asset	1,535,921	-
Other current assets	141,428	125,214
Total current assets	134,859,713	106,721,230
Loan receivable	20,925,223	20,753,343
Deposits - long term	-	30,070,428
Prepayments - long term	20,005,186	22,007,427
Property, plant and equipment, net	97,227,027	72,080,332
Land use rights	4,994,639	5,056,883
Total assets	$278,011,788	$256,689,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374,787	$2,873,904
Other payables and accruals	6,654,085	5,152,900
Tax payables	32,244,385	33,364,611
Short term loans	15,957,617	3,165,308
Amount due to director	751,791	4,954,345
Total current liabilities	56,982,665	49,511,068
Long term loan	-	4,747,963
Total liabilities	56,982,665	54,259,031
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value of $0.01, 10,000,000 shares authorized, none issued		-
Common stock, par value of $0.0001, 100,000,000 shares authorized,42,370,000 shares issued and 22,150,200 outstanding as of March 31, 2013 and 2012, respectively	4,237	4,237
Additional paid-in capital	86,243,874	84,727,616
Retained earnings	120,537,096	105,153,281
Treasury stock at cost, 20,219,800 shares as of March 31, 2013 and 2012, respectively	(2,741,634)	(2,741,634)
Accumulated other comprehensive income	13,959,756	12,261,318
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders’ equity	221,029,123	202,430,612
Total liabilities and stockholders' equity	$278,011,788	$256,689,643

The accompanying notes are an integral part of these consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Amounts expressed in US Dollars)

	Years ended March 31,
	2013	2012
Net sales	$75,716,189	$58,873,629
Cost of sales	31,524,964	26,163,629
(Recovery) write-off of concession credits to distributors	(2,514,240)	7,162,229
Gross profit	46,705,465	25,547,771
Operating expenses:
Selling expenses	11,638,150	5,628,820
General and administrative expenses	11,996,055	11,236,039
Research and development	4,852,830	5,084,949
Non-recoverable cost related to acquired production technology	1,905,276	-
Total operating expenses	30,392,311	21,949,808
Income from operations	16,313,154	3,597,963
Other income and expenses:
Interest expense	(651,751)	(344,957)
Interest income	647,104	1,762,566
Investment income, net of fee expenses	3,050,536	808,740
Exchange losses, net	(3,202)	(94,070)
Miscellaneous	(156,750)	(121,264)
Total other income	2,885,937	2,011,015
Income before taxes	19,199,091	5,608,978
Income taxes	3,815,276	2,833,168
Net income	15,383,815	2,775,810
Other comprehensive income
Foreign currency translation adjustment	1,698,438	1,825,637
Comprehensive income	$17,082,253	$4,601,447

Weighted average number of shares
Basic	22,150,200	22,150,200
Diluted	22,150,200	22,266,993

Income per share
Basic	$0.69	$0.13
Diluted	$0.69	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

(Amounts expressed in US Dollars)

	Common Stock					Accumulated
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Other Comprehensive Income	Capital & Statutory Reserves	Total

Balance- April 1, 2011	42,370,000	$4,237	83,242,926	$102,377,471	$(2,741,634)	$10,435,681	$3,025,794	$196,344,475
Fair value of vested options	-	-	1,484,690	-	-	-	-	1,484,690
Net income	-	-	-	2,775,810	-	-	-	2,775,810
Foreign currency translation adjustments	-	-	-	-	-	1,825,637	-	1,825,637
Balance- March 31, 2012	42,370,000	4,237	$84,727,616	105,153,281	(2,741,634)	12,261,318	3,025,794	202,430,612
Fair value of vested options	-	-	1,516,258	-	-	-	-	1,516,258
Net income	-	-	-	15,383,815	-	-	-	15,383,815
Foreign currency translation adjustments	-	-	-	-	-	1,698,438	-	1,698,438
Balance- March 31, 2013	42,370,000	$4,237	$86,243,874	$120,537,096	$(2,741,634)	$13,959,756	$3,025,794	$221,029,123

The accompanying notes are an integral part of these consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in US Dollars)

	Years ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,383,815	$2,775,810
Adjustments to reconcile net income to cash provided by operating activities:
Amortization	105,003	49,664
Depreciation	4,628,595	3,672,224
Fair value of vested options	1,516,258	1,484,690
Non recoverable cost related to production technology	1,905,276	-
Change in allowance for doubtful accounts	2,536,957	1,644,804
Change in deferred taxes	(1,535,921)	-
Change in operating assets and liabilities :
- Accounts receivable	4,027,785	(7,599,639)
- Interest income receivable, net of fees payable	(2,041,349)	(818,762)
- Inventories	(267,365)	(101,221)
- Prepayments	(840,599)	899,146
- Other current assets	258,696	281,977
- Accounts payable	(1,515,254)	(2,751,418)
- Other payables and accruals	1,196,872	518,553
- Taxes payable	(1,386,574)	1,238,213
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,972,195	1,294,041
CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of loan receivable	-	(19,956,170)
Deposits for long-term capital expenditures	-	(28,915,369)
Refund of deposits for long-term capital expenditures	4,445,644	-
Prepayments for long-term capital expenditures	(12,558,611)	(18,025,813)
Acquisition of land use right	-	(3,137,586)
Purchase of property, plant and equipment	(14,403,009)	(13,895,520)
NET CASH USED IN INVESTING ACTIVITIES	(22,515,976)	(83,930,458)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	16,988,711	7,609,308
Repayments for bank loans	(9,050,061)	-
Cash (repayments to) advances from director	(4,219,957)	4,582,722
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,718,693	12,192,030
Effect of exchange rate changes on cash and cash equivalents	605,342	(3,457,887)
NET CHANGES IN CASH AND CASH EQUIVALENTS BALANCES	5,780,254	(73,902,274)
CASH AND CASH EQUIVALENTS BALANCES, beginning of year	70,086,074	143,988,348
CASH AND CASH EQUIVALENTS BALANCES, end of year	$75,866,328	$70,086,074

Supplemental disclosure of cash flow information:
Interest paid	$651,751	$74,752
Income taxes paid	$5,085,681	$2,430,857

The accompanying notes are an integral part of these consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

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

Basis of presentation and consolidation

The consolidated financial statements for China-Biotics, Inc. and its subsidiaries for the years ended March 31, 2013 and 2012 are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of SGI, Shining, Growing, GSL, KTG, BDH and Growing Yangling. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Those estimates and assumptions include estimates for allowance for doubtful accounts, inventory valuation, impairment consideration, and assumptions used in the valuation of equity instruments.

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

Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Substantially all of the Company’s cash accounts are located in banks with the People’s Republic of China (“PRC”)

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company estimates the valuation allowance for anticipated uncollectible receivable balances based on the collectability of specific customers, the aging of the accounts receivable, historical experience and other currently available evidence. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. When facts subsequently become available to indicate that an adjustment to the allowance for doubtful accounts should be made, this is recorded as a change in estimate in the current year. As of March 31, 2013 and 2012, allowance for doubtful accounts was $4,228,769 and $1,665,188, respectively.

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

Impairment of Long-Lived Assets

The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business is determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives are warranted. Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets as of March 31, 2013 or 2012.

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

Level 3-Unobservable inputs based on the Company’s assumptions

The Company is required to use observable market data if available without undue cost and effort. The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2013 and 2012:

	Fair Value Measurements as at March 31, 2013
	Balance at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan receivable	$20,925,223	$-	$20,925,223	$-

	Fair Value Measurements as at March 31, 2012
	Balance at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan receivable	$20,753,343	$-	$20,753,343	$-

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

Advertising costs

All advertising costs incurred in the promotion of the Company’s products are expensed as incurred. Advertising costs, which are included in selling expenses in the accompanying consolidated statements of operations and other comprehensive income, amounted to $2,999,157 and $582,028 for the years ended March 31, 2013 and 2012, respectively.

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

Value-Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value-added tax in accordance with the PRC laws. The value-added tax’s standard rate is 17% of the gross sales price and the Company records its revenue net of VAT. A credit is available whereby VAT paid or borne by the Company can be used to offset the VAT due on the sales of the finished products.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended March 31, 2013 and 2012, there were $4,852,830 and $5,084,949, respectively, of research and development expenses

Earnings Per Share

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

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. Reclassifications include the following:

(i)	Consolidated balance sheet - Separately reported the investment income receivable of $818,762 (net of previously reported deposits – short term of $1,091,683 and other payable and accruals of $272,921)
(ii)	Consolidated balance sheet – Deposits – short term of $22,684 and other receivable of $102,530 were reclassified as other current assets.
(iii)	Consolidated statements of operations and other comprehensive income – Separately reported research and development expenses of $5,084,949 from general and administrative expenses.
(iv)	Consolidated statements of operations and other comprehensive income – Separately reported investment income, net of fee expenses of $808,740 from interest income.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” (“ASU 2011-11”) This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. FASB issued ASU 2012-12 in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e. a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Topic 220, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The adoption of this guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05 Topic 830, “Foreign Currency Matters” (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s unaudited condensed consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s unaudited condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended March 31,
	2013	2012
Earnings per share – Basic
Income for the year	$15,383,815	$2,775,810
Basic average common stock outstanding	22,150,200	22,150,200
Net earnings per share	$0.69	$0.13

	Years ended March 31,
	2013	2012
Earnings per share – Diluted
Income for the year	$15,383,815	$2,775,810

Basic average common stock outstanding	22,150,200	22,150,200
Diluted effect from vested stock options	-	116,793
Diluted average common stock outstanding	22,150,200	22,266,993
Net earnings per share	$0.69	$0.12

Basic earnings per share is computed by dividing the net income by the weighted average number of outstanding common stock during the period.  The diluted earnings per share calculation includes the impact of dilutive convertible securities, if applicable.  The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of shares of common stock has been outstanding to the total time in that period. The Company had 660,000 common stock equivalents related to the stock options at March 31, 2013 and 2012, respectively. For the years ended March 31, 2013 and 2012, 660,000 and 543,207, respectively, of these common stock equivalents have been excluded for the calculation of diluted earnings per share as the effect of these common stock equivalents is anti-dilutive.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. As of March 31, 2013 and 2012, the Company had cash deposits of $75.81 million and $70.09 million placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts. For the years ended March 31, 2013 and 2012, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at March 31, 2013 and 2012 are from customers in the PRC.

Concentration of Customers

The Company had no sales to a single customer that accounted for more than 10% of total gross sales.  For the year ended March 31, 2013 and 2012, there is no customer that accounted over 5% of our sales revenue.   As of March 31, 2013, there is one customer that accounted for 4.8% of our accounts receivable.  As of March 31, 2012, there is one customer that accounted for 4.8% of our accounts receivable.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2013	March 31, 2012

Accounts receivable	$31,299,849	$35,057,662
Less: Allowance for doubtful accounts	(4,228,769)	(1,665,188)
	$27,071,080	$33,392,474

6.	INVENTORIES

Inventories consisted of the following:

	March 31, 2013	March 31, 2012

Raw materials	$527,690	$801,288
Work-in-progress	198,330	99,763
Finished goods	1,501,335	1,041,498
	$2,227,355	$1,942,549

7.	LOAN RECEIVABLE

On December 19, 2011, the Company entered into an agreement with Jiangxi International Trust Co., Ltd. (“Jiangxi”) to loan $20,753,343 (RMB 131,100,000) to the Jiangxi International Trust of Yinhe #7 Property, an investment fund sponsored by Jiangxi. The loan principal is due on December 26, 2013, is unsecured, and according to the loan agreement, the Company is to earn 20% interest per annum, less a 5% investment management fee per annum.  Investment income is due annually while investment management fee is due quarterly. Jiangxi is a major trust and investment company that is executing different investment projects in the PRC, including real estate projects, listed company restructuring, and other financial services.

Interest income (net of fees) totaled $3,050,536 and $808,740 for the years ended March 31, 2013 and 2012, respectively. Interest income receivable (net of fees payable) totaled $2,877,218 and $818,762 as of March 31, 2013 and 2012, respectively.

8.	DEPOSITS

Deposits consisted of the following:

	March 31, 2013	March 31, 2012
Short term:
Refundable deposit for terminated acquisition	$23,936,425	$-

Long term:
Deposit for acquisition of a company	$-	$23,739,812
Deposit for acquisition of patent	-	6,330,616
	$23,936,425	$30,070,428

On February 1, 2012, our subsidiary, Growing, entered into an agreement to acquire a patent regarding a production technology for $6,647,147 (RMB 42,000,000) from an unrelated PRC company (“Seller”). Growing made a deposit of $6,330,616 (RMB 40,000,000) to the Seller for the transfer of the patent within 210 days, or by August 30, 2012. The original terms of the agreement were that if the patent cannot be transferred to Growing within 210 days, Growing will be refunded the deposit paid and also be compensated an additional $159,000 (RMB 1,000,000) for damages. The transfer was not completed by August 30, 2012, and on September 3, 2012, Growing and the Seller mutually agreed to extend the completion date to December 31, 2012. On December 24, 2012, Growing entered into a supplemental agreement with the Seller. Instead of purchasing the patents related to this production technology, under the terms of the supplemental agreement, Growing acquired this technology in producing its products for an amount of $1,905,276 (RMB12,000,000). Growing received a refund of $4,445,644 (RMB28,000,000) during the three months ended March 31, 2013. The purpose of acquiring this technology is to collect production technology in the industry in order to improve our probiotics products. As the technology acquired relates to future products and future processes, Management could not with any degree of certainty determine the ultimate cash flow to be associated with this technology.  As such, the Company expensed $1,905,276 relating to the purchase of this technology during the year ended March 31, 2013.

On March 27, 2012, the Company made a deposit of $23,936,425 (RMB 150,000,000) to the government of Yangling for a bid to acquire a probiotics company located in Yangling, Shaanxi Province that is in receivership. According to the relevant regulations, the deposit will be treated as part of the purchase price of the acquisition if the transaction is approved. On June 28, 2013, the Company and the government of Yangling verbally agreed to terminate this potential acquisition. The acquisition deposit will be refunded to the Company within 90 days from the date of the termination, and as such, has been reflected as a current asset in the March 31, 2013 consolidated balance sheet.

9.	LAND USE RIGHTS

The land use rights consisted of the following:

	March 31, 2013	March 31, 2012

Land use rights	$5,276,695	$5,231,955
Less: Accumulated amortization	(282,056)	(175,072)
	$4,994,639	$5,056,883

On March 21, 2006, GSL, our subsidiary, entered into an agreement, as amended, with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 36,075 square meters of land in the Shanghai Qingpu Industrial Park District on which we constructed our 300-metric ton capacity production plant for a term of 50 years beginning January 15, 2008. The agreement provides for the payment of leasing fees of approximately $1.8 million. In February 2009, the formal land use right certificate was issued. There are no future lease payments under this land lease. The Qingpu land use right was pledged to a bank as a credit guarantee for a loan of $4,747,963 (RMB 30,000,000 at March 31, 2012, see Note 12).  The loan was repaid early in November 2012 and accordingly, the pledge was released. At March 31, 2013 and 2012, the net book value of the Qingpu land use right was $1,781,429 and $1,806,203, respectively.

In 2012, our Growing Yangling, subsidiary of the Company that operates in Yangling, the PRC, has acquired a land use right for a period of 50 years, beginning January 18, 2012. At March 31, 2013 and 2012, the net book value of the land use right was $3,213,210 and $3,250,680, respectively.

Amortization expense amounted to $105,003 and $49,664 for the years ended March 31, 2013, and 2012, respectively.

The estimated amortization expense for the land use rights over each of the five years and thereafter is summarized as below:

Amount
For the year ended March 31:
2014	$105,534
2015	105,534
2016	105,534
2017	105,534
2018	105,534
Thereafter	4,466,969
$4,994,639

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	March 31, 2013	March 31, 2012

Building	$72,616,957	$44,754,344
Plant and machinery	17,487,734	23,963,145
Leasehold improvements	2,117,892	1,814,783
Office equipment	7,620,859	4,220,655
Motor vehicles	812,687	543,569
Construction in progress	18,339,357	13,217,574
	118,995,486	88,514,070
Less: Accumulated depreciation	(21,768,459)	(16,433,738)
	$97,227,027	$72,080,332

For the years ended March 31, 2013 and 2012, depreciation expense amounted to $4,628,595 and $3,672,224, respectively.

As of March 31, 2013, the corporate headquarters office building and the Qingpu facilities were pledged to banks as a guarantee for a total of loans of $15,957,617 (RMB 100,000,000) (see Note 12). As of March 31, 2013, the net book value of these properties totaled approximately $55.7 million.

As of March 31, 2013 and 2012, the Company has the following construction projects in process:

•	The Company is currently in the process of improving the two production lines and a research and development center to support the operations of its Qingpu facility. At March 31, 2013 and 2012, construction in progress related to these improvements included $2,485,440 and $12,978,116 related to the construction of this facility, respectively.

•	The Company is in construction of a facility in Yangling that is expected to involve investment of over $58 million over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu) (see Note 9). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of March 31, 2013 and 2012, construction in progress included $15,853,917 and $239,458 related to the construction of this facility. The remaining unfunded contribution commitment for the completion of this facility was $25,189,765 as of March 31, 2013.

As of March 31, 2013 and 2012, the Company currently had outstanding deposits and prepayments of $20,005,186 and $22,007,427 relating to delivery of equipment to be used at these facilities.

11.	AMOUNT DUE TO DIRECTOR

As of March 31, 2013 and 2012, the amount due to a director, Mr. Song Jinan (“Mr. Song”), included advances to the Company which are unsecured, interest-free and repayable on demand. The advances from such director were entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

As of March 31, 2013 and 2012, the amount due to director, Mr. Song also included certain unpaid salary compensation due to him.

12.	LOANS PAYABLE

Loans payable consist of the following:

	March 31, 2013	March 31, 2012

Bank of China	$-	$3,165,308
Bank of Jiangsu	15,957,617-	-
Shanghai Rural Commercial Bank	-	4,747,963
Total	15,957,617	7,913,271
Less: Short term loan	(15,957,617)	(3,165,308)
Long term loan	$-	$4,747,963

Bank of China

On March 19, 2012, the Company received a loan from the Bank of China for $3,165,308 (RMB 20,000,000), secured by the corporate headquarters office building of Growing (see Note10), due September 19, 2012. On September 19, 2012 the loan was exchanged for a new loan that was due September 19, 2013. Interest was at 7.08% per annum, based on 118% of the twelve months’ of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. On December 19, 2012, the loan for $3,165,308 (RMB 20,000,000) was fully repaid.

Bank of Jiangsu

On September 24, 2012, the Company obtained a bank loan facility from Bank of Jiangsu for $15,957,617 (RMB 100,000,000) (“Bank Loan Facility”), secured by the assets of Growing, including the corporate headquarters office building and facility buildings in Qingpu of Growing (see Note10). The loan consisted of the following advances:

•	On October 31, 2012, the Company borrowed $7,978,808 (RMB 50,000,000), under the Bank Loan Facility, with the loan due October 30, 2013. Interest is 6.60% per annum, based on 110% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The interest rate will be reset on the first day of each calendar year. As of July 8, 2013, there was no notice for change of the interest rate. The purpose of this loan was for purchase of raw materials.

•	On December 28, 2012, the Company borrowed $2,393,642 (RMB 15,000,000), under the Bank Loan Facility, with the loan due December 27, 2013. Interest is 6.60% per annum, based on 110% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for purchase of raw materials.

•	On December 31, 2012, the Company borrowed $5,585,167 (RMB 35,000,000), under the Bank Loan Facility, with the loan due December 30, 2013. Interest is 6.60% per annum, based on 110% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for purchase of raw materials.

Shanghai Rural Commercial Bank

On December 7, 2011, the Company received a loan from Shanghai Rural Commercial Bank for $4,747,963 (RMB 30,000,000), secured by the land use right in Qingpu held by Growing (see Note 9), due May 27, 2014. Interest was at 7.65% per annum, based on 115% of the 1-to-3 years’ RMB borrowing prime rate set by the People’s Bank of China at the time of funding, and was due at the end of each calendar quarter. The balance outstanding as of March 31, 2012 was $4,747,963. During the year ended March 31, 2013, the loan was fully repaid.

On August 29, 2012, the Company received a loan from Shanghai Rural Commercial Bank for $791,264 (RMB 5,000,000), secured by the land use right in Qingpu of Growing (see Note 9), due August 28, 2013. Interest was 6.90% per annum, based on 118% of the one year’s of RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The purpose of this loan was for purchase of raw materials. On November 30, 2012, the loan was repaid before its due date.

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

Due to the early repayment of the Shanghai Rural Commercial Bank loans, the Company incurred a penalty for early repayment of $79,517 during the year ended March 31, 2013.

Weighted average interest rates were 7.08% and 6.6% on short-term loans payable balances as of March 31, 2013 and 2012, respectively.

13.	INCOME TAXES PAYABLE

For the years ended March 31, 2013 and 2012, the components of earnings before income taxes were:

	Years ended March 31,
	2013	2012
Income before income taxes generated in the PRC	$22,717,190	$10,573,208
Loss before income taxes generated in the United States of America	(3,117,324)	(4,564,027)
Loss before income taxes generated in the British Virgin Islands	(398,775)	(399,402)
Loss before income taxes generated in Hong Kong	(2,000)	(801)
	$19,199,091	$5,608,978

For the years ended March 31, 2013 and March 31, 2012, there was no tax provision related to income (loss) generated in the United States of America, the British Virgin Islands, and Hong Kong. For the years ended March 31, 2013 and March 31, 2012, the provision for income taxes relating to income generated in the PRC consists of the following:

	Years ended March 31,
	2013	2012

Current-PRC	$5,343,466	$3,140,086
Deferred-PRC	(1,528,190)	(306,918)
	$3,815,276	$2,833,168

For the years ended March 31, 2013 and 2012, the reconciliation between the PRC statutory tax rate and effective tax rate are as follows:

Years ended March 31,
2013	2012
Statutory rate	25.00%	25.0%
Preferential tax rate	(9.03)%	-%
Effect of different tax rates in other jurisdictions	(0.94)%	5.5%
Expenses not deductible for tax purpose	3.36%	6.5%
Recovery of deposits written off in previous year not taxable in current year	(3.65)%
Effect of taxable temporary difference	-%	8.5%
Tax losses not recognized	-%	5.0%
Change of valuation allowance	0.67%	-%
Other	4.47	%-	-%
Effective tax rate	19.88%	50.5%

As of March 31, 2013 and 2012, the Company had incurred tax losses of approximately $17.1 million and $15.5 million, respectively which can be carried forward in various jurisdictions from five to 25 years.

	Year ended March 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards
- PRC	$-	$-
- United States of America	5,815,023	5,270,592
- Hong Kong	1,040	710
Total net operating loss carryforwards	5,816,063	5,271,302
Allowance for doubtful accounts	1,057,193	416,296
Acquired production technology	478,728	-
	7,351,984	5,687,598
Less: Valuation allowance	(5,816,063)	(5,687,598)
Net deferred tax assets	$1,535,921	$-

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

All of the Company’s operations are conducted in the PRC. At March 31, 2013, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $153.7 million and the Company held approximately $75.8 million of cash and cash equivalents in the PRC.  These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.  While repatriation of some cash held in the PRC may be restricted by local PRC laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, could be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States, no deferred tax liability has been accrued for cash to be repatriated.

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

The Company’s subsidiary Growing is located in Qingpu and has similar business operations as Shining, but with a larger production scale.  Growing was exempted from PRC Enterprise Income Tax in calendar 2008 and 2009, followed by 50% tax exemption for calendar 2010 to 2012. Beginning January 1, 2013, Growing’s EIT rate is 25%.

The Company’s subsidiary, Growing Yangling, is located in Yangling and as of March 31, 2013 and 2012, its manufacturing plant was under construction. According to the investment agreement with the local government, Growing Yangling is entitled to have a tax incentive that exempts the local portion of EIT for three calendar years from the commencement of production, followed by 50% tax exemption of local portion for the following year. There is no financial effect from the tax holiday as Growing Yangling did not generate any assessable profit in fiscal years 2013 or 2012.

At March 31, 2013 and 2012, taxes payable consisted of the following:

	March 31, 2013	March 31, 2012
Taxes arising prior to 2005:
Value added tax and other taxes	$5,142,289	$5,707,746
Income taxes	4,072,202	3,112,441
Dividends withholding tax	4,294,230	3,914,453
Total taxes prior to 2005	13,508,721	12,734,640

Value added tax and other taxes	1,242,419	1,366,106
Income taxes	246,801	2,100,059
Accrued interest on taxes	17,246,444	17,163,806
	$32,244,385	$33,364,611

In addition to the EIT, companies in the PRC that are engaged in the sale of goods are generally required to pay value added taxes (“VAT”) at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,508,721, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

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

For the years ended March 31, 2013 and 2012, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

The Company’s PRC subsidiaries are deemed “high technology” enterprises subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Year ended March 31,
	2013	2012

Income per common share-basic	$0.69	$0.13
Effect of tax holiday	(0.08)	0.01
Pro forma income per common share-basic	$0.61	$0.14

15.	TREASURY STOCK

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

On January 16, 2011, the Company granted to the directors and officers an option to purchase 910,000 shares of common stock under the 2010 Plan. The options have exercise price of $14.81 per share, an expiration date of five to ten years from the date of grant, and vest over 48 consecutive months: 20% in the first 12-month period; 20% in the second 12-month period; 30% in the third 12-month period; and 30% in the forth 12-month period. The Company determined the fair value of the options on the date of grant was $9,477,024 using the Black-Scholes-Merton option pricing model with the following assumptions: expected volatility, 76%; risk-free interest rate, 1.95%; expected weighted average life, five to ten years; and expected dividend yield, 0%. As of March 31, 2013 and 2012, the total vested options were shares 313,500 shares and 165,000 shares, respectively.

During June 2011, two candidates resigned from their position and terminated their services to the Company. They also did not exercise their vesting options within three months from the date of their termination. According to the option agreement, their options were forfeited and cancelled; the total number of forfeited and cancelled options was 250,000.

During the years ended March 31, 2013 and 2012, no vested options were exercised.

At March 31, 2013 and 2012, outstanding options were as follows:

	Number of Shares under Options	Weighted Average Exercise Price

Options outstanding at April 1, 2011	910,000	$14.81
Options granted	-	-
Options expired or forfeited	(250,000)	14.81
Options exercised	-	-
Options outstanding at March 31, 2012	660,000	14.81
Options granted	-	-
Options expired or forfeited	-	-
Options exercised	-	-
Options outstanding at March 31, 2013	660,000	$14.81

The following table summarizes information about options outstanding at March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise price	Number of shares under Option	Weighted average remaining contractual life (years)	Weighted Average Exercise Price	Number of shares under Option	Weighted Average Exercise Price

$14.81	660,000	7.15	$14.81	313,500	$14.81

At March 31, 2013 and 2012, the options outstanding and exercisable had no intrinsic value.

For the years ended March 31, 2013 and 2012, the Company has recorded $1,516,258 and $1,484,690, respectively, as the fair value of the vested options.

As of March 31, 2013, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $3,537,935, which is expected to be recognized over the next 21 months.

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

During the year ended March 31, 2013, the Company recovered $2,514,240 of these special credits which were classified as recovery of concession credits in the accompanying consolidated statements of operations and other comprehensive income.

19.	RETIREMENT COSTS

The Company’s employees are required to participate in a central pension scheme operated by the local municipal government and the Company is required to contribute a certain percentage of their payroll costs to the central pension. In accordance with the rules of the central pension, contributions are recorded when due and included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income. Forfeited contributions are available to reduce contributions payable in future years. For the years ended March 31 2013 and 2012, the Company’s retirement costs are summarized as follows:

	Years ended March 31,
	2013	2012

Contributions to central pension operated by local municipal government	$1,011,689	$1,790,857

20.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2013, future minimum lease payments under non-cancellable operating leases for office, warehouse and factory were as follows:

Amount
For the year ended March 31:
2013	$196,983
Thereafter	-
$196,983

Rental expense, which was charged to expense, amounted to $181,144 and $275,424 for the years ended March 31, 2013 and 2012, respectively.

Capital commitments

On August 12, 2010, BDH, a subsidiary of the Company, entered into the agreements with a government agency to establish manufacturing facilities for animal probiotics products in the Yangling Agricultural High-tech Industries Demonstration Zone in Shaanxi Province of China. In furtherance of such agreements, BDH incorporated a foreign, wholly owned subsidiary, Growing Yangling, with a registered capital of $50 million. As of March 31, 2012, the Company had injected into Growing Yangling $7.5 million as registered capital. According to the approval from the government agency dated October 12, 2010, the remaining balance of Growing Yangling’s registered capital of $42.5 million must be injected before July 13, 2013. The Company obtained a one-year extension from the government agency which gives the Company until July 13, 2014 to inject the remaining capital.

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of March 31, 2013, Growing Yangling entered into agreements with contractors related to the construction of the plant and manufacturing facilities and production equipment with remaining future payments of $25,189,765 and $6,742,651, respectively.

Purchase obligations

The Company entered into agreements with the suppliers to purchase raw materials and packing materials. As of March 31, 2013, the amount of future payments was $7,305,852.

Other obligations

The Company entered into agreements with a university to perform research and development for an annual aggregate fee of $1,436,185 (RMB 9,000,000). Fee commitment for the remaining terms through October 31, 2014, the end of the term, totaled $2,273,960 (RMB 14,250,000) as of March 31, 2013.

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

Review of decision ordering that the registration of the Company’s securities be revoked

On September 15, 2011, the staff of the SEC informed the Company that it intended to recommend that the SEC institute a public administrative proceeding against the Company for alleged violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 or 13a-16 promulgated thereunder. On October 7, 2011, the SEC issued an Order Instituting Proceedings to determine whether it was necessary and appropriate to suspend or revoke the registration of the Company’s securities. On February 22, 2012, the administrative law judge overseeing the proceedings issued a decision ordering that the registration of the Company’s securities be revoked. On March 26, 2012, the SEC granted the Company’s petition for review of this decision. The SEC had scheduled oral argument for July 10, 2013, but it later adjourned that date and rescheduled the oral argument for October 8, 2013. If the registration of the Company’s securities is revoked, no U.S. registered broker-dealer may execute trades in the Company’s shares and the trading market for our common stock may cease to exist. In such event, investors may not be able to liquidate their investment.

21.	BUSINESS SEGMENTS

The Company operates two business segments for the years ended March 31, 2013 and 2012, which are retail probiotics products as a health supplement and bulk additives for institutional customers in the PRC. The following is the summary information by segment as of March 31, 2013 and 2012, and for the years ended March 31, 2013 and 2012:

Year Ended March 31, 2013	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$17,357,407	$58,358,782	$75,716,189	$-	$75,716,189
Income (loss) from operations	3,240,090	17,388,790	20,628,880	(4,315,726)	16,313,154
Income taxes	1,715,677	2,099,599	3,815,276	-	3,815,276
Total assets	148,431,641	96,066,445	244,498,086	33,513,702	278,011,788
Depreciation and amortization	523,949	4,083,167	4,607,116	21,479	4,628,595

Year Ended March 31, 2012	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$27,890,558	$30,983,071	$58,873,629	$-	$58,873,629
Income (loss) from operations	(1,029,460)	9,976,901	8,947,441	(5,349,478)	3,597,963
Income taxes	1,278,070	1,555,098	2,833,168	-	2,833,168
Total assets	115,708,358	102,438,295	218,146,653	38,542,990	256,689,643
Depreciation and amortization	1,091,171	2,599,604	3,690,775	31,113	3,721,888

Reconciliation is provided for unallocated amounts relating to corporate operations, which is not included in the segment information.

	Years ended March 31,
Reconciliation	2013	2012

Total segment operating income	$20,628,880	$8,947,441
Corporate overhead expenses	(4,315,726)	(5,349,478)
Other income, net	2,885,937	2,011,015
Income tax expense	(3,815,276)	(2,833,168)
Total consolidated net income	$15,383,815	$2,775,810

CHINA-BIOTICS, INC.

SCHEDULE I – CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

(Amounts expressed in US Dollars)

	March 31, 2013	March 31, 2012

ASSETS
Cash and cash equivalents	$-	$5,974
Investments in and advances to subsidiaries	225,675,686	207,407,664
Total assets	$225,675,686	$207,413,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,362,307	$2,971,694
Amount due to director	2,284,256	2,011,332
Total current liabilities	4,646,563	4,983,026

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	-
Common stock	4,237	4,237
Additional paid-in capital	86,243,874	84,727,616
Retained earnings	123,562,890	108,179,075
Treasury stock	(2,741,634)	(2,741,634)
Accumulated other comprehensive income	13,959,756	12,261,318

Total stockholders’ equity	221,029,123	202,430,612

Total liabilities and stockholders’ equity	$225,675,686	$207,413,638

The accompanying note is an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Amounts expressed in US Dollars)

	Year ended March 31,
	2013	2012

General and administrative expenses	$(3,117,327)	$(4,564,076)
Foreign exchange loss, net	-	(23)
Interest income	3	73
Loss before equity in earnings of subsidiaries	(3,117,324)	(4,564,026)
Equity in earnings of subsidiaries	18,501,139	7,339,836
Net income	15,383,815	2,775,810
Other comprehensive income
Foreign currency translation adjustment	1,698,438	1,825,637
Comprehensive income	$17,082,253	$4,601,447

Weighted average shares outstanding
Basic	22,150,200	22,150,200
Diluted	22,150,200	22,266,993

Earnings per share:
Basic	$0.69	$0.13
Diluted	$0.69	$0.12

The accompanying note is an integral part of these condensed financial statements.

CHINA-BIOTICS, INC.

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

(Amounts expressed in US Dollars)

	Year ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,383,815	$2,775,810
Adjustments for:
Investments in and advances to subsidiaries	(16,569,403)	(4,945,430)
		-
Fair value of vested options	1,516,258	1,484,690
- Accounts payable and accrued expenses	(609,388)	207,391
NET CASH USED IN OPERATING ACTIVITIES	(278,718)	(477,539)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash advance from a director	272,924	420,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	272,924	420,000
NET CHANGES IN CASH AND CASH EQUIVALENTS BALANCES	(5,794)	(57,539)

CASH AND CASH EQUIVALENTS BALANCES, beginning of year	5,794	63,513

CASH AND CASH EQUIVALENTS BALANCES, end of year	$-	$5,974

Supplemental disclosure of non-cash information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying note is an integral part of these condensed financial statements.

Note 1:      These condensed parent company only financial statements should be read in connection with the consolidated financial statements and notes thereto.

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

Since the SEC’s letter of January 9, 2012, the Company has endeavored to address the concerns raised by the SEC. The Company’s Audit Committee and our management are still engaged in discussions about how best to rectify fully the material weakness in our disclosure controls and procedures. The Audit Committee has recommended that the Company hire additional qualified personnel to prepare the Company’s books and records and financial statements in accordance with U.S. GAAP. The Company has retained the services of an accounting professional to perform our internal audit and assist with SEC compliance for purposes of all future reporting. In December 2012, the Company hired a Vice President of Finance-China division, who oversees the China subsidiaries’ accounting and finance, budgeting, and internal control system. Management believes that these remediation measures have materially improved the Company’s disclosure controls and procedures for the year ended March 31, 2013.

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as of such date, our disclosure controls and procedures were not effective and suffered from material weaknesses relating to: (i) a lack of senior management personnel who have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP; and (ii) the Company did not maintain an adequate financial reporting organizational structure to support the complexity and operating activities of the Company resulting in a weakness in efficiency and controls related to the financial statement closing process. Despite our remediation efforts made as stated above during the year ended March 31, 2013, we were unable to fully remediate these material weaknesses as of March 31, 2013.

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

Since the SEC’s letter of January 9, 2012, the Company has endeavored to address the concerns raised by the SEC. The Company’s Audit Committee and our management are still engaged in discussions about how best to rectify fully the material weakness in our internal control over financial reporting. The Audit Committee has recommended that the Company hire additional qualified personnel to prepare the Company’s books and records and financial statements in accordance with U.S. GAAP. The Company has retained the services of an accounting professional to perform our internal audit and assist with SEC compliance for purposes of all future reporting. In December 2012, the Company hired a Vice President of Finance-China division, who oversees the China subsidiaries’ accounting and finance, budgeting, and internal control system. Management believes that these remediation measures have materially improved the Company’s internal control over financial reporting for the year ended March 31, 2013.

Management is continuing its review of the Company’s internal control over financial reporting as it believes the following material weaknesses still existed as of March 31, 2013 relating to: (i) a lack of senior management personnel who have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP; and (ii) the Company did not maintain an adequate financial reporting organizational structure to support the complexity and operating activities of the Company resulting in a weakness in efficiency and controls related to the financial statement closing process.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses identified above, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2013.

To remediate the material weaknesses identified in internal control over financial reporting of the Company, we have implemented or plan to implement the following:

•	hired a Vice President of Finance-China division to oversees the China subsidiaries’ accounting and finance, budgeting, and internal control system in order to to improve our efficiency and controls related to the financial statement closing process for our China operating subsidiaries.

•	hired an external consultant in April 2013 with extensive experience in US GAAP and SEC reporting who is responsible for assisting the Company with (i) the preparation of its financial statements in accordance with US GAAP, (ii) its periodic SEC reporting process and (iii) providing on-going training to the Company’s accounting staff to enhance their knowledge in US GAAP;

•	continued our efforts to recruit additional personnel with sufficient knowledge and experience in US GAAP; and

•	continued our efforts to provide ongoing training courses in US GAAP to existing personnel.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2013 and 2012 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for the years ended March 31, 2013 and 2012, in conformity with accounting principles generally accepted in the US, notwithstanding the material weaknesses we identified.

This Annual Report on Form 10-K does not include an attestation report of the Registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Registrant's registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Registrant to provide only management's report in this Annual Report.

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

Changes in Internal Controls over Financial Reporting

During our fiscal year 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following is a summary of the business experience of our executive officers and directors:

Mr. Song Jinan, age 51, has been Chief Executive Officer, President, Treasurer and Secretary since March 2006, when he was also appointed to the board of directors. His current term as director expires with the 2012 Annual Meeting of Stockholders. Mr. Song was one of the founders of Shining in 1999, and has been the principal executive officer of Shining since inception. Prior to founding Shining, Mr. Song served as the chief engineer of Sai Bao Bio-Chemical Manufacturing Corporation. Mr. Song received his Bachelor’s Degree in Polymers from the University of Hei Long Jiang and his Master’s degree in Politics and Economics from Habin Industrial University.

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

Dr. Chin Ji Wei, age 56, has been a director since January 2007 and his current term expires with the 2012 Annual Meeting of Stockholders. Dr. Chin has over 20 years of academic experience as a lecturer and researcher in the field of horticulture, where he has been focused on the areas of efficient agriculture industry and food safety. Dr. Chin has served as a Vice Principal, professor, and lecturer at Northeast Agricultural University in China since 1999. From 1985 to 1995, Dr. Chin served as a Researcher at the Northeast Agricultural University and the Northeast Agricultural Institute. Dr. Chin has Bachelors, Masters, and Doctorate degrees, all from Northeast Agricultural University. Among other professional experiences, qualifications and skills, Dr. Chin’s expertise in the horticulture and agriculture industries, and in particular his focus on food safety, provide scientific knowledge and expertise in the regulatory aspects of food safety that are critical to the development and distribution of the Company’s products.

Dr. Du Wen Min, age 45, has been a director since January 2007 and his current term expires with the 2012 Annual Meeting of Stockholders. Dr. Du has served as the Deputy Director in charge of the Centre for Adverse Drug Reactions in Shanghai since 2001. The centre was established in June 2001 as a technology unit governed by The Shanghai Food and Drug Authority. Dr. Du has also served as the Vice Chairman of Evaluation of Pharmacology & Clinical Pharmacy in Shanghai, China, and the Vice Chairman at the Centre for the Study of Liver Disease in Shanghai, China since 2006. Dr. Du has Bachelors and Masters Degrees from Shaanxi Medical University and a Doctorate in Medicine from Fudan University. Among other professional experiences, qualifications and skills, Dr. Du’s experience in the pharmaceutical industry and knowledge of food and drug safety issues are critical to the development and distribution of the Company’s products.

Mr. Ivan Chu, Siu-Lun, age 32, has been a director since February 2012. Mr. Chu brings over eight years of professional experience in governmental, executive and corporate finance with various public companies and investment institutions. Since September 2011, Mr. Chu has been the project director for Suncorp Technology Limited (HKG: 1063), a company listed on the Hong Kong Exchange. Since July 2011, he also has served as an independent director and a member of the audit committee of CNC Holding Limited (HKG: 8356), a Hong Kong Exchange-listed company. Since September 2007, Mr. Chu also has served as the founder and executive director of HUDA Asia Investments Limited, a corporate financing company that provides services in IPO consultation, advisory services in mergers and acquisition of listed companies, management of investment funds and other securities-related services. Through his professional experience, Mr. Chu has developed expertise in financial management, account reporting, mergers and acquisitions, risk control, fund valuation, SOX 404 compliance and operational management of project development. Mr. Chu holds a Bachelor of Art (Honors) degree in Business Studies from the Bolton Institute of the University of Bolton, UK. He is certified by the Institute of Financial Accountants, UK as a Financial Accountant and by Institute of Financial Planners of Hong Kong as a Financial Planner (AFP TM). Mr. Chu is currently studying for his Master of Science degree in Finance at the National University of Ireland.

Ms. Yan Yihong, age 50, became the Company’s interim Chief Financial Officer as of March 6, 2012 and is also the Chief Administration Officer (assistant to the general manager). Ms. Yan has served as a director of Shining since 1999. She was appointed as the Company’s Chief Administration Officer in 2004. During the past five years, Ms. Yan has been an employee of Shining in various capacities and has, among other things, participated in formulating the company’s development plans, implemented the company’s internal control procedures and represented the company in business negotiations with relevant government authorities and other external parties.

Mr. Lu Kevin, age 42, became the Company’s Vice President of Finance-China Division, as of December 1, 2012. Mr. Lu oversees the Company’s accounting and finance, budgeting and internal control system of the China subsidiaries. Prior to joining the Company, Mr. Lu held various positions in the field of accounting and finance, including Senior Finance Manager at Schneider Shanghai Power Distribution Electrical Apparatus Co. Ltd. and Chief Financial Officer at Biomax Environmental Technology Group Limited. Mr. Lu has over 20 years of experience in finance and accounting. Mr. Lu holds a Bachelor degree in Business at the Shanghai University of Finance and Economics and is a China Certified Public Accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

On October 23, 2008, our common stock became registered under the Securities Exchange Act of 1934, as amended, at which time the Company’s officers, directors and any 10% shareholders became subject to the reporting requirements of Section 16(a). To our knowledge, based solely on our review of the copies of such reports furnished to us during the fiscal year ended March 31, 2013, all applicable Section 16(a) filing requirements were met, and all such filings were timely except that a Form 3 was not filed by Mr. Ivan Chu promptly upon his appointment as a director of the Company. Mr. Chu filed a Form 3 on September 25, 2012.

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

Mr. Song, our Chief Executive Officer and Chairman, received a base salary of $770,720 and fringe benefits of $9,016 in his capacity as Chief Executive Officer for the fiscal year 2013. As of March 31, 2013 and 2012, 142,500 options and 75,000 options, respectively, held by Mr. Song were vested.

Ms. Yan Yihong, our interim Chief Financial Officer and the Chief Administrative Officer, received a base salary of $204,692 and fringe benefits of $9,016 in her capacity as Chief Administrative Officer. Ms. Yan does not receive any additional compensation in her capacity as the interim Chief Financial Officer for the fiscal year 2013. As of March 31, 2013 and 2012, unpaid salaries due to Ms. Yang Yihong totaled $231,959 and $77,320, respectively.

The compensation of our executive officers was unanimously approved by our Compensation Committee based on their respective salary histories, their respective professional experience, their personal attributes and experience, an analysis of the compensation levels of executive officers of comparable companies, and on the recommendation of our Chief Executive Officer. The three companies that were identified as comparable for purposes of setting our executive officer compensation were American Oriental Bioengineering, Inc., Shanghai Bright Dairy & Food, and Tiens Biotech Group (USA), Inc. American Oriental Bioengineering is a U.S.-based company focused on producing pharmaceutical and neutra-ceutical products for the Chinese market. Shanghai Bright Dairy& Food is a Shanghai Stock Exchange listed company that produces dairy products for the Chinese market. Tiens Biotech Group is U.S.-based, NYSE Alternext US-listed company focused on developing and producing nutrition supplement products for the Chinese and international market.

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

Director Compensation

The table below lists the compensation received by the non-independent director of China-Biotics for the years ended March 31, 2013 and 2012.

		Annual Compensation
Name of non-independent				Option	Other Annual
director	Year	Fee	Bonus	Awards(5)	Compensation	Total
Song Jinan(1)	2013	$60,000	—	—	—	$60,000
	2012	$60,000	—	—	—	$60,000

(1) Reflects only the compensation paid to Mr. Song in his capacity as a director. Does not include the compensation paid to Mr. Song as Chief Executive Officer.

The table below lists the compensation received by the independent directors of China-Biotics for the years ended March 31, 2013 and 2012.

		Annual Compensation
				Option	Other Annual
Name of independent directors	Year	Fee(1)	Bonus	Awards(6)	Compensation	Total
Dr. Chin Ji Wei(2)	2013	$15,877	—	—	—	$15,877
	2012	$18,238	—	—	—	$18,238
Dr. Du Wen Min(3)	2013	$15,877	—	—	—	$15,877
	2012	$18,238	—	—	—	$18,238
Mr. Simon Yick(4) (5)	2013	$—	—	—	—	$—
	2012	$11,598	—	—	—	$11,598
Mr. Jonathan Chan(7)	2013	$—	—	—	—	$—
	2012	$20,619	—	—	—	$20,619
Mr. Ivan Chu(8)	2013	$46,452	—	—	—	$46,452
	2012	$3,866	—	—	—	$3,866

(1) Chin Ji Wei and Dr. Du Wen Min were paid in RMB; Mr. Simon Yick, Mr. Jonathan Chan and Mr. Ivan Chu were paid in Hong Kong dollars. The US dollar amounts set forth above were calculated using an average exchange rate for the relevant period.

(2) On January 16, 2011, the Company granted Dr. Chin options to purchase 80,000 shares of the Company’s common stock at an exercise price of $14.81 per share. The options are subject to graded vesting over a four-year period. Vested options became exercisable on March 9, 2011, the day on which the 2010 Plan was approved by the Company’s stockholders. As of March 31, 2013 and 2012, 38,000 options and 20,000 options, respectively, held by Dr. Chin were vested. Also as of March 31, 2013, unpaid director fees due to Dr. Chin totaled $15,877.

(3) On January 16, 2011, the Company granted Dr. Du options to purchase 80,000 shares of the Company’s common stock at an exercise price of $14.81 per share. The options are subject to graded vesting over a four-year period. Vested options became exercisable on March 9, 2011, the day on which the 2010 Plan was approved by the Company’s stockholders. As of March 31, 2013 and 2012, 38,000 options and 20,000 options, respectively, held by Dr. Du were vested. Also as of March 31, 2013, unpaid director fees due to Dr. Chin totaled $15,877.

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

(7) On October 31, 2011, Mr. Jonathan Chan was appointed as director and Chairman of the Audit Committee of the Company. On February 25, 2012, Mr. Chan communicated his resignation orally to the Company and the board of directors of the Company accepted his resignation. Mr. Chan received compensation of HK$40,000 per month for his services as director and Chairman of the Audit Committee. As of March 31, 2013, unpaid director fees due to Mr. Chan totaled $20,619.

(8) On February 25, 2012, Mr. Ivan Chu was appointed as director and Chairman of the Audit Committee of the Company. Mr. Chu will receive compensation of HK$30,000 per month for his services as director and Chairman of the Audit Committee. As of March 31, 2013, unpaid director fees due to Mr. Chu totaled $15,484.

Executive Officer Compensation

The following table sets forth information concerning compensation awarded to, earned by, or paid to Mr. Song Jinan, the Chief Executive Officer of China-Biotics, Dr. Hui S. Chang, the former Chief Operating Officer of China-Biotics, Ms. Yan Yihong, the interim Chief Financial Officer and the Chief Administrative Officer of the Company and Mr. Travis Cai, former Chief Financial Officer of China-Biotics. Mr. Song and Ms. Yan are currently the only executive officers of the Company. No other officer of China-Biotics or SGI received compensation in excess of $100,000 during the years ended 2013 and 2012.

SUMMARY COMPENSATION TABLE

				Option
Name	Year	Salary	Bonus	Awards(8)	Total
Song Jinan	2013	$779,736	$—	$—	$779,736
CEO, Treasurer, Secretary, and	2012	$718,194	$—	$—	$718,194
Principal Executive Officer of SGI (1)(2)
Ms. Yan Yihong	2013	$213,708	$—	$—	$213,708
Interim Chief Financial Officer and Chief Administrative Officer(3)	2012	$192,027	$—	$—	$192,027
Travis Cai	2013	$—	$—	$—	$—
Former Chief Financial Officer (4)	2012	$26,751	$—	$—	$26,751
Dr. Hui S. Chang	2013	$—	$—	$—	$—
Former Chief Operating Officer(5)	2012	$80,347	$—	$—	$80,347
Maria Yang	2013	$—	$—	$—	$—
Former interim Chief Financial Officer(6)	2012	$32,829	$—	$—	$32,829
Kevin Lu	2013	$19,053	$—	$—	19,053
Vice President of Finance – China Division(7)	2012	$—	$—	$—	$—

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

(2) Part of Mr. Song’s compensation was paid in RMB. The US dollar amounts were calculated using an average exchange rate for each of fiscal years 2013 and 2012. On January 16, 2011, Mr. Song was granted options to purchase 300,000 shares of the Company’s common stock at an exercise price of $14.81 per share. The options are subject to graded vesting over a four-year period. Vested options became exercisable on March 9, 2011, the day on which the 2010 Plan was approved by the Company’s stockholders.

(3) Part of Ms. Yan’s compensation was paid in RMB. The US dollar amounts were calculated using an average exchange rate for each of fiscal years 2013 and 2012. Ms. Yan Yihong, our interim Chief Financial Officer and Chief Administrative Officer, received an annual salary of $204,692 and fringe benefits of $9,016 for serving in the position of Chief Administrative Officer for the fiscal year 2013. On January 16, 2011, Ms. Yan was granted options to purchase 200,000 shares of the Company’s common stock at an exercise price of $14.81 per share. The options are subject to graded vesting over a four-year period. Vested options became exercisable on March 9, 2011, the day on which the 2010 Plan was approved by the Company’s stockholders.

(4) Mr. Travis Cai’s base salary was $150,000 per year. In addition to his base salary, on January 16, 2011, Mr. Cai was granted options to purchase 150,000 shares of the Company’s common stock at an exercise price of $14.81 per share. The options were subject to graded vesting over a four-year period. Vested options became exercisable on March 9, 2011, the day on which the 2010 Plan was approved by the Company’s stockholders. On June 24, 2011, Mr. Cai resigned his position as Chief Financial Officer of the Company. As of the date of such resignation, Mr. Cai lost any right or claim to unvested options.

(5) Dr. Hui S. Chang joined the Company on, and worked as our Chief Operating Officer since, November 11, 2010. Dr. Chang received an annual salary of $80,347 for the period from April 1, 2011 to January 6, 2012. On January 6, 2012, Dr. Chang resigned his position as Chief Operating Officer of the Company.

(6) Ms. Yang received no salary for serving in the position of interim Chief Financial Officer.

(7) On December 1, 2012, Mr. Kevin Lu was appointed to serve as our Vice President of Finance – China Division. Mr. Lu’s base salary is $57,158 (RMB360,000) per year.

(8) Option awards amounts shown in this table represent the grant date fair value computed in accordance with FASB ASC 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Equity
Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option
	Options	Options	Unexercised	Exercise	Option
	(#)	(#)	Unearned Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
Song Jinan, CEO, Treasurer, Secretary, and Principal Executive Officer of SGI	142,500	157,500	300,000	14.81	January 16, 2016
Travis Cai, former Chief Financial Officer(1)	-	-	-	14.81	January 16, 2021
Yan Yihong, interim Chief Financial Officer and Chief Administrative Officer	95,000	105,000	200,000	14.81	January 16, 2021

(1)	On June 24, 2011, Mr. Cai resigned his position as Chief Financial Officer of the Company. As of the date of such resignation, Mr. Cai lost any right or claim to unvested options. Because Mr. Cai did not exercise his vested options within three months of his resignation, all vested options held by Mr. Cai were forfeited and cancelled in accordance with the 2010 Plan. As of March 31, 2013, Mr. Cai held no options.

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

Applicable percentage of ownership is based on 22,150,200 shares of Common Stock outstanding as of July 8, 2013, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of July 8, 2013 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and insider trading regulations. The percentage computation is for form purposes only.

	Number of
	Shares of		Percent of
	Common Stock		Common
Name and Address of Beneficial Owner	Owned		Stock Owned
Song Jinan	9,206,530	(1)	40.89%
Chin Ji Wei	38,000	(2)	0.17%
Du Wen Min	38,000	(3)	0.17%
Simon Yick(4)	221,000	(5)	0.98%
Travis Cai	-	(6)	-%
Yan Yihong	585,662	(7)	2.60%
Yan Li	9,206,530	(8)	40.89%
Richard E. Azar	4,050,000	(9)	17.99%
Executive officers and directors (4 persons)	9,868,192		43.83%

(1) Includes 142,500 shares that are exercisable pursuant to options and 3,979,993 shares held by Ms. Yan Li, Mr. Song’s spouse.

(2) Includes 38,000 shares that are exercisable pursuant to options.

(3) Includes 38,000 shares that are exercisable pursuant to options.

(4) Each of Mr. Yick and his spouse owns 50% of Master Talent Group Limited, which owns 221,000 shares of our common stock. On June 23, 2011, Mr. Simon Yick resigned his position as director and Chairman of the Audit Committee of the Company.

(5) On June 23, 2011, Mr. Simon Yick resigned his position as director and Chairman of the Audit Committee of the Company. As of the date of such resignation, Mr. Yick lost any right or claim to unvested options. Because Mr. Yick did not exercise his options within three months of his resignation, all vested options held by Mr. Yick were forfeited and cancelled in accordance with the 2010 Plan. As of March 31, 2013 and 2012, Mr. Yick held no options.

(6) On June 24, 2011, Mr. Cai resigned his position as Chief Financial Officer of the Company. As of the date of such resignation, Mr. Cai lost any right or claim to unvested options. Because Mr. Cai did not exercise his options within three months of his resignation, all vested options held by Mr. Cai were forfeited and cancelled in accordance with the 2010 Plan. As of March 31, 2013 and 2012, Mr. Cai held no options.

(7) Includes 95,000 shares that are exercisable pursuant to options.

(8) Includes 5,226,537 shares (including 142,500 shares that are exercisable pursuant to options) held by Mr. Song Jinan, Ms. Yan’s spouse.

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

Equity Compensation Plan Information

The following table sets forth information regarding the Company’s equity compensation plans as of March 31, 2013 and 2012.

	Number of		Number of securities
	securities to be	Weighted-average	remaining available
	issued upon	exercise	for future issuance
	exercise of	price of	under equity
	outstanding	outstanding	compensation plans
	options,	options,	(excluding securities
	warrants and	warrants and	reflected in column
Plan Category	rights	rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	660,000	$14.81	840,000
Equity compensation plans not approved by security holders	-	-	-
Total	660,000	$14.81	840,000

At March 31, 2013 and 2012, outstanding options were as follows:

	Number of	Weighted
	Shares under	Average
	Options	Exercise Price

Options outstanding at April 1, 2011	910,000	$14.81
Options granted	-	-
Options expired or forfeited	(250,000)	14.81
Options exercised	-	-
Options outstanding at March 31, 2012	660,000	14.81
Options granted		-
Options expired or forfeited	-	-
Options exercised		-
Options outstanding at March 31, 2013	660,000	$14.81

The following table summarizes information about options outstanding at March 31, 2013:

	Options Outstanding			Options Exercisable
	Number of	Weighted average	Weighted	Number of	Weighted
Exercise	shares	remaining contractual life	Average	shares	Average
price	under Option	(years)	Exercise Price	under Option	Exercise Price

$14.81	660,000	7.15	$14.81	313,500	$14.81

At March 31, 2013 and 2012, the options outstanding and exercisable had no intrinsic value.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of March 31, 2013 and 2012, the amount due to a director, Mr. Song Jinan, represented advances to the Company which are unsecured, interest-free and repayable on demand. The advances from such director were entered into because of the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency because of foreign exchange controls.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is a summary of the fees we paid our principal auditor for professional services rendered for the years ended March 31, 2013 and 2012. All of the audit fees were approved by the board of directors acting as the Company’s Audit Committee.

Audit Fees

The aggregate fees billed for professional services rendered by Weinberg & Company, P.A. for the audit of our annual financial statements and SEC filings for the fiscal years ended March 31, 2013 and 2012 were $315,000 and $600,000.

The fees expected to be billed and paid to Weinberg & Company, P.A related to the audit for the year ended March 31, 2013 are approximately $200,000.

Audit-Related Fees

During the years ended March 31, 2013 and 2012, our current principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the years ended March 31, 2013 and 2012, our current principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

All Other Fees

During the years ended March 31, 2013 and 2012, there were no fees billed for products and services provided by the current principal accountant other than those set forth above.

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

Principal Accountant’s Engagement to Audit

The percentage of hours expended on the principal accountant’s engagement to audit the Registrant’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was approximately 57%.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2013.

CHINA-BIOTICS, INC.

By:	/s/ Song Jinan
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer,
Treasurer and Secretary (Principal Executive
Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 12, 2013.

/s/ Song Jinan	Chairman of the Board and Chief Executive Officer
Song Jinan	(Principal Executive Officer)

/s/ Yan Yihong	Chief Financial Officer
Yan Yihong	(Principal Financial and Accounting Officer)

/s/ Chin Ji Wei	Director
Chin Ji Wei

/s/ Du Wen Min	Director
Du Wen Min

/s/ Ivan Chu	Director
Ivan Chu

