Form 10-Q
period 2013-06-30
CHINA-BIOTICS, INC
filed 2013-08-14
CIK 1271057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☐ No ☑

As of August 9, 2013, 22,150,200 shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

TABLE OF CONTENTS

Unaudited Condensed Consolidated Financial Statements	4

Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and March 31, 2013	4

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended June 30, 2013 and 2012	5

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended June 30, 2013	6

Unaudited Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2013 and 2012	7

Notes to the Unaudited Condensed Consolidated Financial Statements	8

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in US Dollars)

	June 30, 2013	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$78,021,755	$75,866,328
Accounts receivable, net of allowance for doubtful accounts of $4,292,750 and $4,228,769 as of June 30, 2013 and March 31, 2013, respectively	24,329,442	27,071,080
Investment income receivable, net of fees payable	2,121,428	2,877,218
Inventories	3,340,077	2,227,355
Prepayments	980,604	1,203,958
Refundable deposit for terminated acquisition	24,298,581	23,936,425
Loan receivable	21,241,819	-
Deferred tax asset	1,547,009	1,535,921
Other current assets	142,030	141,428
Total current assets	156,022,745	134,859,713
Loan receivable	-	20,925,223
Prepayments - long term	14,964,778	20,005,186
Property, plant and equipment, net	105,167,013	97,227,027
Land use rights	5,043,424	4,994,639
Total assets	$281,197,960	$278,011,788
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,604,967	$1,374,787
Other payables and accruals	5,240,002	6,654,085
Tax payables	32,143,902	32,244,385
Short term loans	16,199,054	15,957,617
Amount due to director	1,098,847	751,791
Total current liabilities	56,286,772	56,982,665
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value of $0.01, 10,000,000 shares authorized, none issued
Common stock, par value of $0.0001, 100,000,000 shares authorized,42,370,000 shares issued and 22,150,200 outstanding as of June 30, 2013 and March 31, 2013, respectively	4,237	4,237
Additional paid-in capital	86,749,293	86,243,874
Retained earnings	120,691,016	120,537,096
Treasury stock at cost, 20,219,800 shares as of June 30, 2013 and March 31, 2013, respectively	(2,741,634)	(2,741,634)
Accumulated other comprehensive income	17,182,482	13,959,756
Capital and statutory reserves	3,025,794	3,025,794
Total stockholders’ equity	224,911,188	221,029,123
Total liabilities and stockholders' equity	$281,197,960	$278,011,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME

(Amounts expressed in US Dollars)

	Three months ended June 30,
	2013	2012
Net sales	$13,136,530	$17,382,483
Cost of sales	6,308,168	7,278,378
Gross profit	6,828,362	10,104,105
Operating expenses:
Selling expenses	2,206,452	4,036,365
General and administrative expenses	2,951,526	2,354,571
Research and development expenses	1,573,637	1,304,525
Total operating expenses	6,731,615	7,695,461
Income from operations	96,747	2,408,644
Other income and expenses:
Interest expense	(271,933)	(145,460)
Interest income	184,665	194,973
Investment income, net of fees	789,869	776,683
Exchange (loss) gain, net	(2,264)	8,987
Miscellaneous	3,693	(102,892)
Total other income	704,030	732,291
Income before taxes	800,777	3,140,935
Income taxes	646,857	1,068,972
Net income	153,920	2,071,963
Other comprehensive income
Foreign currency translation adjustment	3,222,726	298,763
Comprehensive income	$3,376,646	$2,370,726

Weighted average number of shares
Basic	22,150,200	22,150,200
Diluted	22,150,200	22,326,563
Income per common stock
Basic	$0.01	$0.09
Diluted	$0.01	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Amounts expressed in US Dollars)

	Common Stock					Accumulated
	Shares	Par value $0.0001	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Other Comprehensive Income	Capital & Statutory Reserves	Total

Balance- April 1, 2013	42,370,000	$4,237	$86,243,874	$120,537,096	$(2,741,634)	$13,959,756	$3,025,794	$221,029,123
Fair value of vested options	-	-	505,419	-	-	-	-	505,419
Net income	-	-	-	153,920	-	-	-	153,920
Foreign currency translation adjustments	-	-	-	-	-	3,222,726	-	3,222,726
Balance- June 30, 2013	42,370,000	$4,237	$86,749,293	$120,691,016	$(2,741,634)	$17,182,482	$3,025,794	$224,911,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts expressed in US Dollars)

	Three months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$153,920	$2,071,963
Adjustments to reconcile net income to cash provided by operating activities:
Amortization	26,656	26,206
Depreciation	1,562,096	1,177,403
Fair value of vested options	505,419	336,946
Change in deferred taxes	(11,088)	-
Change in operating assets and liabilities :
- Accounts receivable	3,136,335	2,836,504
- Interest income receivable, net of fee payable	795,546	(1,258,703)
- Inventories	(1,073,925)	(236,697)
- Prepayments	240,429	(107,363)
- Other current assets	1,530	(34,351)
- Accounts payable	208,390	(1,132,783)
- Other payables and accruals	(1,476,519)	494,378
- Taxes payable	(579,114)	(1,936,093)
- Amount due to director	165,000	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,654,675	2,237,410

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayments for equipment	(2,647,608)	(12,197,260)
Purchase of property, plant and equipment	(176,582)	(8,734,151)
NET CASH USED IN INVESTING ACTIVITIES	(2,824,190)	(20,931,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loan	-	(792,670)
Advance from director	150,000	111,228
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	150,000	(681,442)

Effect of exchange rate changes on cash and cash equivalents	1,174,942	(41,315)
NET CHANGES IN CASH AND CASH EQUIVALENTS BALANCES	2,155,427	(19,416,758)
CASH AND CASH EQUIVALENTS BALANCES, beginning of period	75,866,328	70,086,074
CASH AND CASH EQUIVALENTS BALANCES, end of period	$78,021,755	$50,669,316

Supplemental disclosure of cash flow information:
Interest paid	$271,933	$145,460
Income taxes paid	$630,657	$2,622,353

Non cash investing and financing activities:
Transfer of prepayments to property, plant and equipment	$7,965,453	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA-BIOTICS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

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

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three-months ended June 30, 2013 and 2012 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2013 and for all periods presented. Information as of March 31, 2013 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K filed on July 12, 2013 for the year ended March 31, 2013. The results of operations for the three months ended June 30, 2013 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2014.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Those estimates and assumptions include estimates for allowance for doubtful accounts, inventory valuation, impairment consideration, and assumptions used in the valuation of equity instruments.

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

Level 3-Unobservable inputs based on the Company’s assumptions

The Company is required to use observable market data if available without undue cost and effort. The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2013 and March 31, 2013:

	Fair Value Measurements as at June 30, 2013
	Balance at June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan receivable	$21,241,819	$-	$21,241,819	$-

	Fair Value Measurements as at March 31, 2013
	Balance at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan receivable	$20,925,223	$-	$20,925,223	$-

Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities and Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.	INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	Three months ended June 30,
	2013 (Unaudited)	2012 (Unaudited)
Income per share – Basic
Income for the period	$153,920	$2,071,963
Basic average common stock outstanding	22,150,200	22,150,200
Net income per share	$0.01	$0.09

	Three months ended June 30,
	2013	2012
Income per share – Diluted
Income for the period	$153,920	$2,071,963
Basic average common stock outstanding	22,150,200	22,150,200
Diluted effect from vested stock options	-	176,363
Diluted average common stock outstanding	22,150,200	22,326,563
Net income per share	$0.01	$0.09

Basic income per share is computed by dividing the net income by the weighted average number of outstanding common stock during the period.  The diluted income per share calculation includes the impact of dilutive convertible securities, if applicable.  The weighted average number of outstanding common stock is determined by relating the portion of time within a reporting period that a particular number of shares of common stock has been outstanding to the total time in that period. The Company had 660,000 common stock equivalents related to the stock options at June 30, 2013 and June 30, 2012, respectively. For the three months ended June 30, 2013 and 2012, 660,000 and 483,637, respectively, of these common stock equivalents have been excluded for the calculation of diluted earnings per share as the effect of these common stock equivalents is anti-dilutive.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. As of June 30, 2013 and March 31, 2013, the Company had cash deposits of $78.0 million and $75.8 million placed with several banks in the PRC, which includes the Special Administrative Region of Hong Kong, where there is currently no rule or regulation in place for obligatory insurance of bank accounts. For the three months ended June 30, 2013 and 2012, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at June 30, 2013 and March 31, 2013 are from customers in the PRC.

Concentration of Customers

The Company had no sales to a single customer that accounted for more than 10% of total gross sales.  For the three months ended June 30, 2013 and 2013, there was no customer that accounted for over 5% of our sales revenue.   As of June 30, 2013, there was one customer that accounted for 3.3% of our accounts receivable. As of March 31, 2013, there was one customer that accounted for 4.8% of our accounts receivable.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2013 (Unaudited)	March 31, 2013

Accounts receivable	$28,622,192	$31,299,849
Less: Allowance for doubtful accounts	(4,292,750)	(4,228,769)
	$24,329,442	$27,071,080

6.	INVENTORIES

Inventories consisted of the following:

	June 30, 2013 (Unaudited)	March 31, 2013

Raw materials	$861,315	$527,690
Work-in-progress	194,518	198,330
Finished goods	2,284,244	1,501,335
	$3,340,077	$2,227,355

7.	LOAN RECEIVABLE

On December 19, 2011, the Company entered into an agreement with Jiangxi International Trust Co., Ltd. (“Jiangxi”) to loan $21,241,819 (RMB 131,100,000) to the Jiangxi International Trust of Yinhe #7 Property, an investment fund sponsored by Jiangxi. The loan principal is due on December 26, 2013, is unsecured, and according to the loan agreement, the Company is to earn 20% interest per annum, less a 5% investment management fee per annum.  Investment income is due annually while investment management fee is due quarterly. Jiangxi is a major trust and investment company that is executing different investment projects in the PRC, including real estate projects, listed company restructuring, and other financial services.

Interest income (net of fees) totaled $789,869 and $776,683 for the three months ended June 30, 2013 and 2012, respectively. Interest income receivable, net of fees payable totaled $2,121,428 and $2,877,218 as of June 30, 2013 and 2012, respectively.

8.	DEPOSITS

On March 27, 2012, the Company made a deposit of $24,298,581 (RMB 150,000,000) to the government of Yangling for a bid to acquire a probiotics company located in Yangling, Shaanxi Province that is in receivership. According to the relevant regulations, the deposit will be treated as part of the purchase price of the acquisition if the transaction is approved. On June 28, 2013, the Company and the government of Yangling verbally agreed to terminate this potential acquisition. The acquisition deposit will be refunded to the Company within 90 days from the date of the termination, and as such, has been reflected as a current asset in the June 30, 2013 and March 31, 2013 condensed consolidated balance sheets.

9.	LAND USE RIGHTS

The land use rights consisted of the following:

	June 30, 2013 (Unaudited)	March 31, 2013

Land use rights	$5,356,530	$5,276,695
Less: Accumulated amortization	(313,106)	(282,056)
	$5,043,424	$4,994,639

On March 21, 2006, GSL, our subsidiary, entered into an agreement, as amended, with Shanghai Qingpu Industrial Park District Development (Group) Company Limited for the lease of 36,075 square meters of land in the Shanghai Qingpu Industrial Park District on which we constructed our 300-metric ton capacity production plant for a term of 50 years beginning January 15, 2008. The agreement provides for the payment of leasing fees of approximately $1.8 million. In February 2009, the formal land use right certificate was issued. There are no future lease payments under this land lease. At June 30, 2013 and March 31, 2013, the net book value of the Qingpu land use right was $1,798,297 and $1,781,429, respectively.

In 2012, our Growing Yangling, subsidiary of the Company that operates in Yangling, the PRC, has acquired a land use right for a period of 50 years, beginning January 18, 2012. At June 30, 2013 and March 31, 2013, the net book value of the land use right was $3,245,127 and $3,213,210, respectively.

Amortization expense amounted to $26,656 and $26,206 for the three months ended June 30, 2013, and 2012, respectively.

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	June 30, 2013 (Unaudited)	March 31, 2013

Building	$73,538,614	$72,616,957
Plant and machinery	18,416,898	17,487,734
Leasehold improvements	2,149,936	2,117,892
Office equipment	8,259,070	7,620,859
Motor vehicles	824,983	812,687
Construction in progress	25,610,025	18,339,357
	128,799,526	118,995,486
Less: Accumulated depreciation	(23,632,513)	(21,768,459)
	$105,167,013	$97,227,027

For the three months ended June 30, 2013 and 2012, depreciation expense amounted to $1,562,096 and $1,177,403, respectively.

As of June 30, 2013 and March 31, 2013, the corporate headquarters office building and the Qingpu facilities were pledged to banks as a guarantee for loans of a total of $16,199,054 (RMB 100,000,000) (see Note 12). As of June 30, 2013 and March 31, 2013, the net book value of these properties totaled approximately $56.0 million and $55.7 million, respectively.

As of June 30, 2013 and March 31, 2013, the Company has the following construction projects in process:

•	The Company is currently in the process of improving the two production lines and a research and development center to support the operations of its Qingpu facility. At June 30, 2013 and March 31, 2013, construction in progress related to these improvements included $1,500,675 and $2,485,440, respectively, related to the construction of this facility.

•	The Company is in construction of a facility in Yangling that is expected to involve investment of over $58 million over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu) (see Note 9). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of June 30, 2013 and March 31, 2013, construction in progress included $24,109,350 and $15,853,917, respectively, related to the construction of this facility. The remaining unfunded contribution commitment for the completion of this facility was $24,575,235 as of June 30, 2013.

As of June 30, 2013 and March 31, 2013, the Company had outstanding deposits and prepayments of $14,964,778 and $20,005,186, respectively, relating to delivery of equipment to be used at these facilities.

11.	AMOUNT DUE TO DIRECTOR

As of June 30, 2013 and March 31, 2013, the amount due to our director and Chief Executive Officer , Mr. Song Jinan, represented advances to the Company which are unsecured, interest-free and repayable on demand. The advances from such director were made by Mr. Song due to the difficulty the Company faced in paying expenses incurred outside China in non-PRC currency due to the difficulties the Company had in converting currency under foreign exchange controls.

As of June 30, 2013 and March 31, 2013, the amount due to Mr. Song also included certain unpaid compensation due to him.

12.	LOANS PAYABLE

On September 24, 2012, the Company obtained a bank loan facility from Bank of Jiangsu for $16,199,054 (RMB 100,000,000) (“Bank Loan Facility”), secured by the assets of Growing, including the corporate headquarters office building and facility buildings in Qingpu of Growing (see Note10). The loan consisted of the following advances:

•	On October 31, 2012, the Company borrowed $8,099,527 (RMB 50,000,000), under the Bank Loan Facility, due October 30, 2013. Interest is 6.60% per annum, based on 110% of the one year’s RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter. The interest rate will be reset on the first day of each calendar year. As of August 9, 2013, there was no notice for change of the interest rate.

•	On December 28, 2012, the Company borrowed $2,429,858 (RMB 15,000,000), under the Bank Loan Facility, due December 27, 2013. Interest is 6.60% per annum, based on 110% of the one year’s RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter.

•	On December 31, 2012, the Company borrowed $5,669,669 (RMB 35,000,000), under the Bank Loan Facility, due December 30, 2013. Interest is 6.60% per annum, based on 110% of the one year’s RMB borrowing prime rate established by the People’s Bank of China at the time of funding, and is due at the end of each calendar quarter.

13.	INCOME TAXES

For the three months ended June 30, 2013 and 2012, the components of income (loss) before income taxes were:

	Three months ended June 30,
	2013 (Unaudited)	2012 (Unaudited)
Income before income taxes generated in the PRC	$1,728,778	$3,980,519
Loss before income taxes generated in the United States of America	(826,594)	(740,526)
Loss before income taxes generated in the British Virgin Islands	(101,407)	(99,057)
Loss before income taxes generated in Hong Kong	-	(2)
	$800,777	$3,140,935

For the three months ended June 30, 2013 and 2012, there was no tax provision related to income (loss) generated in the United States of America, the British Virgin Islands, and Hong Kong. For the three months ended June 30, 2013 and 2012, the provision for income taxes relating to income generated in the PRC consists of the following:

	Three months ended June 30,
	2013 (Unaudited)	2012 (Unaudited)
Current-PRC	$634,765	$1,068,972
Deferred-PRC	12,092	-
	$646,857	$1,068,972

For the three months ended June 30, 2013 and 2012, the reconciliation between the PRC statutory tax rate and effective tax rate are as follows:

	Three months ended June 30,
	2013 (Unaudited)	2012 (Unaudited)
Statutory rate	25.00%	25.00%
Preferential tax rate	17.70%	(22.50)%
Effect of different tax rates in other jurisdictions	(6.12)%	4.60%
Expenses not deductible for tax purpose	23.30%	-%
Effect of taxable temporary difference	-%	19.70%
Under provision of income tax in prior year	-%	4.20%
Change of valuation allowance	16.25%	-%
Other	4.66%	3.00%
Effective tax rate	80.79%	34.00%

As of June 30, 2013 and March 31, 2013, the Company had incurred tax losses of approximately $17.1 million and $17.1 million, respectively which can be carried forward in various jurisdictions from five to 25 years.

As of June 30, 2013 and March 31, 2013, deferred tax assets consist of the following:

	June 30, 2013	March 31, 2013
Deferred tax assets
Net operating loss carryforwards
- PRC	$20,944	$-
- United States of America	5,924,222	5,815,023
- Hong Kong	1,041	1,040
Total net operating loss carryforwards	5,946,207	5,816,063
Allowance for doubtful accounts	1,073,187	1,057,193
Acquired production technology	473,822	478,728
	7,493,216	7,351,984
Less: Valuation allowance	(5,946,207)	(5,816,063)
Net deferred tax assets	$1,547,009	$1,535,921

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

All of the Company’s operations are conducted in the PRC. At June 30, 2013, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $157.8 million and the Company held approximately $78.0 million of cash and cash equivalents in the PRC.  These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.  While repatriation of some cash held in the PRC may be restricted by local PRC laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, could be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States, no deferred tax liability has been accrued for cash to be repatriated.

The Company has its principal operations in the PRC and is subject to a PRC Enterprise Income Tax (“EIT”) rate of 25% in calendar years 2012 and 2011, subject to certain rate reductions. The Company’s subsidiary Shining is located in the Shanghai Jinqiao special economic zone and was awarded the status of “high technology” enterprise for the calendar year 2007 until 2011. Therefore, Shining enjoyed a preferential income tax rate of 15% in the calendar years from 2007 to 2011. Beginning January 1, 2012, Shining’s EIT rate is 25%.

The Company’s subsidiary Growing is located in Qingpu and has similar business operations as Shining, but with a larger production scale.  Growing was exempted from PRC Enterprise Income Tax in calendar years 2008 and 2009, followed by 50% tax exemption for the calendar years 2010 to 2012. Beginning January 1, 2013, Growing’s EIT rate is 25%.

The Company’s subsidiary, Growing Yangling, is located in Yangling and as of June 30, 2013 and March 31, 2013, its manufacturing plant was under construction. According to the investment agreement with the local government, Growing Yangling is entitled to have a tax incentive that exempts the local portion of EIT for three calendar years from the commencement of production, followed by 50% tax exemption of local portion for the following year. There is no financial effect from the tax holiday as Growing Yangling did not generate any assessable profit in the three months ended June 30, 2013 and 2012.

At June 30, 2013 and March 31, 2013, taxes payable consisted of the following:

	June 30, 2013	March 31, 2013
Taxes arising prior to 2005:
Value added tax and other taxes	$5,220,091	$5,142,289
Income taxes	4,133,814	4,072,202
Dividends withholding tax	4,359,201	4,294,230
Total taxes prior to 2005	13,713,106	13,508,721

Value added tax and other taxes	288,926	1,242,419
Income taxes	634,489	246,801
Accrued interest on taxes	17,507,381	17,246,444
	$32,143,902	$32,244,385

 In addition to the EIT, companies in the PRC that are engaged in the sale of goods are generally required to pay value added taxes (“VAT”) at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,713,106, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

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

For the three months ended June 30, 2013 and 2012, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

The Company’s PRC subsidiaries are deemed “high technology” enterprises subject to preferred tax rates (tax holiday). The table below shows the effect of using the higher rates and earnings per share.

	Three months ended June 30,
	2013	2012

Income per common share-basic	$0.01	$0.09
Effect of tax holiday	-	0.01
Pro forma income per common share-basic	$0.01	$0.10

14.	OPTION INCENTIVE PLAN

On January 16, 2011, the Board adopted the 2010 Equity Incentive Plan (the “2010 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2010 Plan. On March 9, 2011, the 2010 Plan was approved by the Company’s stockholders at the 2010 Annual Meeting of Stockholders.

On January 16, 2011, the Company granted to the directors and officers an option to purchase 910,000 shares of common stock under the 2010 Plan. The options have exercise price of $14.81 per share, an expiration date of five to ten years from the date of grant, and vest over 48 consecutive months: 20% in the first 12-month period; 20% in the second 12-month period; 30% in the third 12-month period; and 30% in the forth 12-month period. The Company determined the fair value of the options on the date of grant was $9,477,024 using the Black-Scholes-Merton option pricing model with the following assumptions: expected volatility, 76%; risk-free interest rate, 1.95%; expected weighted average life, five to ten years; and expected dividend yield, 0%. As of June 30, 2013 and March 31, 2013, the total vested options were 363,000 shares and 313,500 shares, respectively.

During the three months ended June 30, 2013 and 2012, no vested options were exercised.

At June 30, 2013, outstanding options were as follows:

	Number of Shares under Options	Weighted Average Exercise Price

Options outstanding at April 1, 2013	660,000	$14.81
Options granted	-	-
Options expired or forfeited	-	-
Options exercised.	-	-
Options outstanding at June 30, 2013	660,000	$14.81

The following table summarizes information about options outstanding at June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise price	Number of shares under Option	Weighted average remaining contractual life (years)	Weighted Average Exercise Price	Number of shares under Option	Weighted Average Exercise Price

$14.81	660,000	6.90	$14.81	363,000	$14.81

At June 30, 3013, the options outstanding and exercisable had no intrinsic value.

For the three months ended June 30, 2013 and 2012, the Company has recorded $505,419 and $336,946, respectively, as the fair value of the vested options.

As of June 30, 2013, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $3,032,516, which is expected to be recognized over the next 18 months.

15.	COMMITMENTS AND CONTINGENCIES

Capital commitments

On August 12, 2010, BDH, a subsidiary of the Company, entered into the agreements with a government agency to establish manufacturing facilities for animal probiotics products in the Yangling Agricultural High-tech Industries Demonstration Zone in Shaanxi Province of China. In furtherance of such agreements, BDH incorporated a wholly foreign owned subsidiary, Growing Yangling, with a registered capital of $50 million. As of June 30, 2013, the Company had injected into Growing Yangling $7.5 million as registered capital. According to the approval from the government agency dated October 12, 2010, the remaining balance of Growing Yangling’s registered capital of $42.5 million must be injected before July 13, 2013. The Company obtained a one-year extension from the government agency which gives the Company until July 13, 2014 to inject the remaining capital.

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. We commenced construction in June 2012 and expect to complete construction by June 2014. As of June 30, 2013, Growing Yangling entered into agreements with contractors related to the construction of the plant and manufacturing facilities and production equipment with remaining future payments of $24,575,235 and $6,398,626, respectively.

Purchase obligations

The Company entered into agreements with suppliers to purchase raw materials and packing materials. As of June 30, 2013, the amount of future payments was $16,613,412.

Other obligations

The Company entered into agreements with a university to perform research and development for an annual aggregate fee of $1,457,915 (RMB 9,000,000). Fee commitment for the remaining terms through October 31, 2014, the end of the term, totaled $1,943,886 (RMB 12,000,000) as of June 30, 2013.

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

16.	BUSINESS SEGMENTS

The Company operates two business segments for the three months ended June 30, 2013 and 2012, which are retail probiotics products as a health supplement and bulk additives for institutional customers in the PRC. The following is the summary information by segment as of June 30, 2013 and 2012, and for the three months ended June 30, 2013 and 2012:

Three months ended June 30, 2013	Retail products	Bulk additives	Segment Total	Corporate		Total

Net revenue	$2,271,777	$10,864,753	$13,136,530	$		$13,136,530
Income (loss) from operations	(1,142,904)	3,153,627	2,010,723		(1,913,976)	96,747
Income taxes	-	646,857	646,857		-	646,857
Total assets	150,306,384	97,590,957	247,897,341		33,300,619	281,197,960
Depreciation and amortization	301,852	1,075,633	1,377,485		211,267	1,588,752

Three months ended June 30, 2012	Retail products	Bulk additives	Segment Total	Corporate	Total

Net revenue	$2,504,098	$14,878,385	$17,382,483	$-	$17,382,483
Income (loss) from operations	(798,110)	4,177,147	3,379,037	(970,393)	2,408,644
Income taxes	232,504	836,468	1,068,972	-	1,068,972
Total assets	101,639,937	105,876,492	207,516,429	48,703,716	256,220,145
Depreciation and amortization	264,545	728,440	928,985	210,624	1,203,609

Reconciliation is provided for unallocated amounts relating to corporate operations, which is not included in the segment information.

	Three months ended June 30,
Reconciliation	2013	2012

Total segment operating income	$2,010,723	$3,379,037
Corporate overhead expenses	(1,913,976)	(970,393)
Other income, net	704,030	732,291
Income tax expense	(646,857)	(1,068,972)
Total consolidated net income	$153,920	$2,071,963

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our first retail product, Shining Essence, was launched in April 2001 and remains one of our best-selling retail products. Sales of Shining Essence represented approximately 30%, and 26% of our total sales of our retail products for the three months ended June 30, 2013 and 2012, respectively. In addition to Shining Essence, our research and development team has successfully developed other new retail products, such as Shining Probiotics Protein Powder, which represented approximately 40% and 34% of our total sales of our retail products for the three months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had a retail product portfolio of 50 products, and we are currently selling 30 of them in the market. The percentage contribution of Shining Essence to our total retail sales has decreased as a result of significant interruptions in our operations resulting from frequent examination of our retail production facilities and products by the China Food and Drug Administration as a result of strict rules and regulations on health care products imposed by the PRC government.

As our retail products comprise mainly live bacteria, which are reproduced by fermentation, we have historically had a low cost of production of which packaging costs represent the largest cost item. Based on sales invoiced value, our bulk products had a revenue contribution of 77% in fiscal year 2013, an increase from 53% in fiscal year 2012 and contributed 83% of our total net revenue for the three months ended June 30, 2013. The significant increase reflects the stability of the additive market as compared to the retail products market in the current adverse economic environment. In February 2010, our new bulk production facility in Qingpu commenced commercial production. The state of art bulk additives production facility has a full capacity of 300 metric tons. Management believes our new facility will help us to continue to meet the increasing market demand for high quality and low cost products.

We manufacture and sell three major categories of bulk additive products: Yoghurt Culture Starter, Probiotic Powder and Strains, which accounted for approximately 44%, 33% and 23% of our bulk additive sales for the three months ended June 30, 2013, respectively.

Our management believes that the following trends in China will have an important impact on, and present significant opportunities for, our business:

•	Increasing demand for functional food and health supplement products. As the discretionary income and health-consciousness of the average Chinese consumer increase, we expect the demand for functional foods and health supplements to increase.

•	Curtailment of the use of antibiotics and preservatives and government support for probiotics. China has the highest per capita consumption of antibiotics in the world. To curtail the overuse of antibiotics, the Chinese government has taken steps to limit the use of antibiotic drugs and preservatives for both humans and animals. Moreover, the Chinese State Food and Drug Administration has also acknowledged that probiotics are beneficial for human health. Recently, the Ministry of Health (“MOH”) in China announced an expanded list of probiotics strains allowed to be used in the food industry. The number of probiotics strains on the list has doubled. Management believes that this reflects that the Chinese government is encouraging wider uses of probiotics products in the food industry. Management also believes that it also demonstrates the rapidly expanding probiotics market in China.

•	Increasing demand for dairy product additives. The demand for functional foods and foods that use probiotics supplements is growing at a significant rate, and our management believes that it will continue to do so. According to statements made by the Nutrition Development Centre of National Development and Reform Commission in China, effective April 1, 2007, probiotics will be required to be added to baby milk powders produced in China. On October 24, 2011, the MOH published a list of probiotics applicable for baby food for babies aged one year or older.

Our management expects to capitalize on the opportunities created by these trends to achieve significant growth through:

•	Introduction of bulk additives probiotics products through our Qingpu Facility - We have expanded into the bulk additives business for institutional customers through the completion of our project to build a 300-metric ton capacity plant in Qingpu, which was completed in calendar year 2010.

•	We currently focus on two fast-growing industries in China: the dairy and animal feed sectors. As of June 30, 2013, we had entered into sales contracts with 140 customers for the bulk additives business. In this regard, we have created a number of formulations for testing by many potential customers. We have established business relationships with a variety of commercial customers located in major cities, including Beijing, Tianjin, Chongqing, and Shanghai, and 16 provinces, including Guangdong, Jiangsu and Jiangxi, among others. These growing companies are among the leaders in the dairy, animal feed, baked foods, and pharmaceutical industries.

•	Construction of a new facility in Yangling - Encouraged by the growing demand for the animal feed market in China, the Company has commenced construction of a new facility in the Yangling Zone in the Shaanxi Province of China. The cost for constructing the Yangling facility is expected to be over $58 million invested over two years. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in the construction stage, and the development plan is subject to government approval prior to implementation. During the year ended March 31, 2011, the Company made total payments of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land use right certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014 and trial production is expected to commence in 2015. In the existing market environment, the Company will utilize its available cash and bank facilities to fund such construction.

•	Closure of retail outlets and expansion to wholesale and e-commerce businesses - In our continuing effort to transition from a retail, business-to-consumer model to a wholesale, business-to-business model (sales to our distributors), and to improve operating efficiency, we have completed the consolidation of our retail outlets. We closed all of our retail outlets by the end of fiscal year 2011, as we believe our distribution network is more efficient for our retail products sales. Comparatively, direct selling through retail outlets involves increasing leasing expenses and staffing costs. By selecting six new distributors, we have expanded our distribution network into the greater Beijing area to sell the Company’s retail products. The local distributors sell the Company’s retail probiotics products through established distribution networks, including malls, supermarkets, and functional food stores. We had a total of 29 distributors for retail products as of June 30, 2013. In light of increasing online sales of health food and supplements in China and to maintain our existing retail customer base, “Community Network,” we established an in-house e-commerce department during the quarter ended March 31, 2011, which is dedicated to promoting and selling our retail products online through the Company’s website at http://www.shiningbt.com/Product/ (currently under construction and is temporarily used for information only). Since its establishment, the in-house e-commerce department is working to better access the market and existing and potential customers. We have also been working with two online selling companies to sell our retail products, including www.ule.com.cn and www.yihaodian.com. In addition, we have established a customer service center to reply to inquiries from our end users.

•	Improvement in research and development of new products and services - We continue to develop new retail products aimed at improving general human health conditions, enhancing the immune system, and reducing health problems. To further improve our competency in the bulk additives market, we continue to improve and provide our value-added service to institutional customers by assisting their lab and production testing and providing customized technical support, among other things. In addition, we are also working with certain universities, including Northeast Agricultural University, to carry out research and development projects in order to seek to increase the probiotics industry’s capability.

Our operations are generally not labor-intensive. We employed 344 people as of June 30, 2013. With production ramping up in the Phase 1 facility and the construction of Phase 2 in Qingpu, we expect significant increases in our number of employees over the next two years. We have been recruiting senior executives to strengthen our management team. However, as wages in China are relatively inexpensive, we expect that labor costs will remain insignificant.

Results of Operations for the Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Our results for the three months ended June 30, 2013 and 2012 are summarized below:

	Three months ended June 30,
	2013 Amount	% of Net sales	2012 Amount	% of Net sales
Net sales	$13,136,530	100.00%	$17,382,483	100.00%
Cost of sales	6,308,168	48.02%	7,278,378	41.87%
Gross profit	6,828,362	51.98%	10,104,105	58.13%
Operating expenses:
Selling expenses	2,206,452	16.80%	4,036,365	23.22%
General and administrative expenses	2,951,526	22.47%	2,354,571	13.55%
Research and development	1,573,637	11.97%	1,304,525	7.50%
Total operating expenses	6,731,615	51.24%	7,695,461	44.27%
Income from operations	96,747	0.74%	2,408,644	13.86%
Other income and expense:
Interest expense	(271,933)	(2.07)%	(145,460)	(0.84)%
Interest income	184,665	1.41%	194,973	1.12%
Investment income, net of fee expenses	789,869	6.01%	776,683	4.47%
Exchange (loss) gain, net	(2,264)	(0.02)%	8,987	0.05%
Miscellaneous	3,693	0.03%	(102,892)	(0.59)%
Total other income	704,030	5.36%	732,291	4.21%
Income before taxes	800,777	6.10%	3,140,935	18.07%
Income taxes	646,857	4.93%	1,068,972	6.15%
Net income	$153,920	1.17%	$2,071,963	11.92%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended June 30, 2013 and 2012 comprised the following:

	Three months ended June 30,
	2013	2012
Invoiced value of sales	$13,319,066	$17,779,164
Less: Sales discount	(106,489)	(261,896)
Less: Sales tax	(76,047)	(134,785)
	$13,136,530	$17,382,483

Net sales decreased by $4,245,953 or 24.43% to $13,136,530 for the three months ended June 30, 2013 from $17,382,483 for the three months ended June 30, 2012. The decrease was mainly attributable to the decrease of the sales of both bulk additive products and retail products, most notably bulk additive products. Due to the slow economy and challenging environment for health care products, in order to stay competitive, we did not increase the selling prices for both of our bulk additive products and retail products. Our retail sales continued to decline caused by the strict rules and regulations on health care products imposed by the PRC government. The China Food and Drug Administration performed frequent examinations of our production facility and products which significantly affected our operations.

The contributions of our products as a percentage of invoiced value on sales for the three months ended June 30, 2013 and 2012, respectively, are summarized below.

	Three months ended June 30,
	2013	2012
Retail products	17.29%	14.41%
Bulk additives	82.71%	85.59%
	100.00%	100.00%

Based on the invoiced value of sales, the retail products invoiced sales contributions increased to 17.29% in the three months ended June 30, 2013 from 14.41% in the three months ended June 30, 2011. Our retail sales continued to decline as a result of the strict rules and regulations on health care products imposed by the PRC government while our bulk additive products were not directly impacted by these regulations.

Cost of sales

Cost of sales for the three months ended June 30, 2013 was $6,308,168, a decrease of $970,210, or 13.33% as compared with $7,278,378 for the three months ended June 30, 2012. The decrease in cost of sales was primarily caused by the decrease in sales for the three months ended June 30, 2013.

Gross profit

Gross profit decreased by $3,275,743 or 32.42% to $6,828,362 for the three months ended June 30, 2013 from $10,104,105 for the three months ended June 30, 2012. The decrease was mainly attributable to the decrease in sales volume of both bulk additive products and retail products for the three months ended June 30, 2013. Our gross margin decreased to 51.98% for the three months ended June 30, 2013 from 58.13% during the three months ended June 30, 2012, primarily because the increase in manufacturing costs outpaced the increase in our average selling prices. Due to the slower economy in China and increased competition, our average selling prices remained flat to stay competitive but the manufacturing costs including raw materials and labor costs continued to increase.

Selling expenses

Selling expenses decreased by $1,829,913 or 45.34% to $2,206,452 or 16.80% of net sales for the three months ended June 30, 2013, compared with $4,036,365 or 23.22% of net sales for the three months ended June 30, 2012. The decrease was mainly attributable to lower sales commission to sales staff as a result of lower sales for the three months ended June 30, 2013.

General and administrative expenses

General and administrative expenses increased by $596,955 or 25.35% to $2,951,526 or 22.47% of net sales for the three months ended June 30, 2013, compared with $2,354,571 or 13.55% of net sales for the three months ended June 30, 2012. The increase in general and administrative expenses was mainly attributable to the professional fees incurred to complete our prior unfiled S.E.C. periodical reports during the three months ended June 30, 2013.

Research and development expenses

Our research and development cost increased $269,112 or 20.63% to $1,573,637 for the three months ended June 30, 2013 from $1,304,525 for three months ended June 30, 2012. Our research and development cost fluctuates from time to time depending on the research projects we have in progress.

Income from operations

Income from operations decreased by $2,311,897 to $96,747 for the three months ended June 30, 2013, from $2,408,644 for the three months ended June 30, 2012. The decrease was mainly attributable to the decrease in sales and relatively modest decrease in operating expenses for the three months ended June 30, 2013.

Total other income

Total other income decreased by $28,261 or 3.86% to $704,030 for the three months ended June 30, 2013, from $732,291for the three months ended June 30, 2012. The decrease was mainly attributable to the increase of interest expense as we had higher outstanding loan balance during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Income taxes

Provision for income taxes was $646,857 and $1,068,972 for the three months ended June 30, 2013 and 2012, respectively. The decrease in the provision for income taxes is primarily attributable to the decrease in operating profit.

Net income

Net income decreased by $1,918,043 to $153,920 for the three months ended June 30, 2013 from $2,071,963 for the three months ended June 30, 2012. The decrease of net income is mainly attributable to the decrease of income from operations of $2,311,897.

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

Retail products

The results of retail products segment for the three months ended June 30, 2013 and 2012 are summarized as below:

	Three months ended June 30,
	2013 Amount	% of Net sales	2012 Amount	% of Net sales
Net sales, retail products	$2,271,777	100.00%	$2,504,098	100.00%
Cost of sales	1,480,382	65.16%	1,281,644	51.18%
Gross profit, retail products	791,395	34.84%	1,222,454	48.82%
Operating expenses:
Selling expenses	820,575	36.12%	905,989	36.18%
General and administrative expenses	322,353	14.19%	513,819	20.52%
Research and development expenses	791,371	34.84%	600,756	23.99%
Total operating expenses	1,934,299	85.15%	2,020,564	80.69%
Losses from operations, retail products	$(1,142,904)	(50.31)%	$(798,110)	(31.87)%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended June 30, 2013 and 2012 comprised the following:

	Three months ended June 30,
	2013	2012
Invoiced value on sales	$2,387,217	$2,787,346
Less: Sales discount	(106,489)	(261,896)
Less: Sales tax	(8,951)	(21,352)
	$2,271,777	$2,504,098

Net sales decreased by $232,321 or 9.28% to $2,271,777 for the three months ended June 30, 2013 from $2,504,098 for the three months ended June 30, 2012. Our retail sales continued to decline as a result of the strict rules and regulations on health care products imposed by the PRC government. We also experienced frequent examination by the China Food and Drug Administration on our facility and products, which created significant interruptions on our day to day operations and our growth plan in the near term.

Cost of sales

Cost of sales increased by $198,738 or 15.51% to $1,480,382 for the three months ended June 30, 2013 from $1,281,644 for the three months ended June 30, 2012. The increase in cost of sales was primarily caused by the increase of certain manufacturing costs. The material, labor and overhead costs continue to increase but we were unable to increase our selling prices for our products as we tried to keep our price competitive under the overall challenging environment of the health care industry.

Gross profit

Gross profit decreased by $431,059 or 35.26% to $791,395 for the three months ended June 30, 2013 from $1,222,454 for the three months ended June 30, 2012. The decrease in gross profit was primarily caused by the decrease of products sold and continuous increase in our manufacturing costs.

Selling expenses

Selling expenses mainly include salary and advertising expenses. Selling expenses were $820,575 or 36.12% of net sales for the three months ended June 30, 2013, compared with $905,989 or 36.18% of net sales for the three months ended June 30, 2012. The decrease in selling expenses was in line with the decrease in our net sales.

General and administrative expenses

General and administrative expenses decreased by $191,466 or 37.26% to $322,353 or 14.19% of net sales for the three months ended June 30, 2013 compared with $513,819 or 20.52% of net sales for the three months ended June 30, 2012. We incurred consultation fees in the amount of $124,000 in regards with developing new products during the three months ended June 30, 2012 whereas we did not incur such expenses during the three months ended June 30, 2013.

Research and development expenses

Our research and development cost increased $190,615 or 34.83% to $791,371 for the three months ended June 30, 2013 as compared to $600,756 for three months ended June 30, 2012. Even though the environment for retail products have been challenging, we continue to invest in research and development which we believe will benefit our long term growth. Our research and development cost fluctuates from time to time depending on the research projects we have in progress.

Losses from operations

Losses from operations increased by $344,794 to $1,142,904 for the three months ended June 30, 2013 from $798,110 for the three months ended June 30, 2012. The increase in losses from operations was mainly attributable to the decrease in sales and overall flat operating expenses for the three months ended June 30, 2013.

Bulk products

The results of bulk additives products segment for the three months ended June 30, 2013 and 2012 are summarized as below:

	Three months ended June 30,
	2013 Amount	% of Net sales	2012 Amount	% of Net sales
Net sales, bulk additives products	$10,864,753	100.00%	$14,878,385	100.00%
Cost of sales	4,827,786	44.44%	5,996,734	40.31%
Gross profit, bulk additives products	6,036,967	55.56%	8,881,651	59.69%
Operating expenses:
Selling expenses	1,385,877	12.76%	3,130,376	21.04%
General and administrative expenses	715,197	6.58%	870,358	5.85%
Research and development expenses	782,266	7.19%	703,769	4.71%
Total operating expenses	2,883,340	26.53%	4,704,503	31.61%
Income from operations, bulk additives products	$3,153,627	29.03%	$4,177,147	28.08%

Net sales

Net sales in our financial statements are stated at invoiced value less sales discount and sales tax. Our net sales for the three months ended June 30, 2013 and 2012 comprised the following:

	Three months ended June 30,
	2013	2012
Invoiced value on sales	$10,931,849	$14,991,818
Less: Sales tax	(67,096)	(113,433)
	$10,864,753	$14,878,385

Net sales decreased by $4,013,632 or 26.98% to $10,864,753 for the three months ended June 30, 2013, from $14,878,385 for the three months ended June 30, 2012. The decrease in sales of bulk additive products was primarily attributable to effects of the general economy slowdown.

Cost of sales

Cost of sales decreased by $1,168,948 or 19.49% to $4,827,786 for the three months ended June 30, 2013, from $5,996,734 for the three months ended June 30, 2012. The decrease in cost of sales was primarily caused by the decrease in products sold for the three months ended June 30, 2013.

Gross profit

Gross profit decreased by $2,844,684 or 32.03% to $6,036,967 for the three months ended June 30, 2013, from $8,881,651 for the three months ended June 30, 2012. The decrease of gross profit was primarily caused by the decrease in products sold for the three months ended June 30, 2013. Our average selling prices were not able to keep up with the increases of our manufacturing costs which resulted in a decrease in our gross margin to 55.56% for the three months ended June 30, 2013 from $59.69% for the three months ended June 30, 2012.

Selling expenses

Selling expenses were $1,385,877 or 12.76% of net sales for the three months ended June 30, 2013, compared with $3,130,376 or 21.04% of net sales for the three months ended June 30, 2012. The selling expenses mainly included advertising expenses, promotion expenses, commission and salary. This increase in selling expenses was primarily attributable to decrease of commission expense as a result of decline in sales. In addition, we paid extra commission to the sales team in the three months ended June 30, 2012 as an extra incentive for the sales team to generate sales.

General and administrative expenses

General and administrative expenses were $715,197 or 6.58% of net sales for the three months ended June 30, 2013, compared with $870,358 or 5.85% of net sales for the three months ended June 30, 2012. The decrease in general and administrative expenses was mainly attributable to the decrease in the depreciation expense to $243,000 for the three months ended June 30, 2013 from $284,000 for the three months ended June 30, 2012.

Research and development expenses

Our research and development cost increased $78,497 or 11.15% to $782,266 for the three months ended June 30, 2013 as compared to $703,769 or 4.73% for three months ended June 30, 2012. Our research and development cost fluctuates from time to time depending on the research projects we have in progress.

Income from operations

Income from operations decreased by $1,023,521 or 24.5% to $3,153,627 for the three months ended June 30, 2013, from $4,177,148 for the three months ended June 30, 2012. The decrease was mainly attributable to the decrease of gross profit of $2,844,684 from the decrease in sales which was partially offset by the decreases in selling expenses and and general and administrative expenses for the three months ended June 30, 2013.

Liquidity and Capital Resources

Liquidity

We had cash of $78.0 million and working capital of $99.7 million as of June 30, 2013 and cash of $75.9 million and working capital of $77.9 million as of March 31, 2013.

Our statements of cash flow for the three months ended June 30, 2013 and 2012 are summarized as below:

	Three months ended June 30,
	2013	2012
Net cash provided by operating activities	$3,654,675	$2,237,410
Net cash used in investing activities	(2,824,190)	(20,931,411)
Net cash provided by (used in) financing activities	150,000	(681,442)
Effect of exchange rate changes on cash	1,174,942	(41,315)
Net increase (decrease) in cash and cash equivalents balances	2,155,427	(19,416,758)
Cash and cash equivalent balances, beginning of period	75,866,328	70,086,074
Cash and cash equivalent balances, end of period	$78,021,755	$50,669,316

Operating activities

During the three months ended June 30, 2013, we had net cash provided by operating activities of $3,654,675 as compared to $2,237,410 during the three months ended June 30, 2013. Net cash provided by operating activities during three months ended June 30, 2013 consisted primarily of net income of $153,920, depreciation expense of $1,562,096, a decrease in accounts receivable of $3,136,335 primarily due to substantially lower accounts receivable as a result of lower net sales during the quarter, which were partially offset by the increase in inventories of $1,073,925 due to slow sales during the quarter, and decrease in other payables and accruals of $1,476,519 primarily due to lower sales commission incurred in the quarter. Net cash provided by operating activities during the three months ended June 30, 2012 consisted primarily of net income of $2,071,963, depreciation expense of $1,177,403, and a decrease in accounts receivable of $2,836,504, which were partially offset by the increase in interest income receivable, net of fee payable, of $1,258,703, a decrease in accounts payable of $1,132, 783 and a decrease in taxes payable of $1,936,093.

Our business is not capital or labor intensive. Typically, 60% of our sales take place in the second half of the fiscal year. Since our customers have historically been large distributors with whom we have done business for a number of years, our cash flows from our existing business have been, and we expect them to continue to be, fairly reliable.

Investing activities

During the three months ended June 30, 2013 and 2012, we made prepayments of $2.6 million and $12.2 million, respectively, for the capital expenditures with respect to our Yangling and Qingpu facilities to contractors.

We incurred $177,000 and $8.7 million capital expenditure related to the acquisitions of property, plant and equipment and construction in progress related to the Yangling and Qingpu facilities during the three months ended June 30, 2013 and 2012, respectively.

Financing activities

During the three months ended June 30, 2013 and 2012, we had net cash provided by financing activities of $150,000 and net cash used in financing activities of $681,442, respectively.

During the three months ended June 30, 2013 and 2012, we received advances from Mr. Song Jinan, our Chief Executive Officer and director, totaling $150,000 and $111,228, respectively. As the Company experienced difficult converting RMB into non-PRC currency to pay for expenses incurred outside China due to foreign exchange controls, Mr. Song advanced the expenses in non-PRC currency for the Company. We repaid these advances in RMB.

 During the three months ended June 30, 2012, we repaid bank loans of $792,670.

Commitments

Capital commitments

On August 12, 2010, BDH, a subsidiary of the Company, entered into the agreements with a government agency to establish manufacturing facilities for animal probiotics products in the Yangling Agricultural High-tech Industries Demonstration Zone in Shaanxi Province of China. In furtherance of such agreements, BDH incorporated a foreign, wholly owned subsidiary, Growing Yangling, with a registered capital of $50 million. As of June 30, 2013, the Company had injected into Growing Yangling $7.5 million as registered capital. According to the approval from the government agency dated October 12, 2010, the remaining balance of Growing Yangling’s registered capital of $42.5 million must be injected before July 13, 2013. The Company obtained a one-year extension from the government agency which gives the Company until July 13, 2014 to inject the remaining capital.

The cost for constructing the Yangling facility is expected to be over $58 million invested over two years, which would be mainly facilitated by the capital injection from BDH. The facility will produce probiotics and probiotics-related biological additives for the animal feed industry. Currently, the facility is in its construction stage. During the year ended March 31, 2011, the Company made total payment of approximately $3.25 million (RMB 20,608,112) to acquire the land use right of approximately 122,600 square meters (183.94 mu). We received the land certificate on January 28, 2012 and commenced construction in June 2012. We expect to complete construction by June 2014. As of June 30, 2013, Growing Yangling entered into agreements with contractors related to the construction of the plant and manufacturing facilities and production equipment with remaining future payments of $24,575,235 and $6,398,626, respectively.

Purchase obligations

The Company entered into agreements with suppliers to purchase raw materials and packing materials. As of June 30, 2013, the amount of future payments was $16,613,412.

Other obligations

The Company entered into agreements with a university to perform research and development for an annual aggregate fee of $1,457,915 (RMB 9,000,000). Fee commitment for the remaining terms through October 31, 2014, the end of the term, totaled $1,943,886 (RMB 12,000,000) as of June 30, 2013.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2013 and 2012.

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

Critical Accounting Policies

This MD&A discusses our consolidated financial statements for the quarters ended June 30, 2013 and 2012. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. Such allowances are based upon several factors including, but not limited to, historical experience and the current and projected financial condition of specific customers. Since our inception of business, we have never experienced any material unrecoverable receivables. We had trade receivables totaling $28,622,192 and $31,299,849 as of June 30, 2013 and March 31, 2013, respectively, and an allowance for doubtful accounts of $4,292,750 and $4,228,769 as of June 30, 2013 and March 31, 2013, respectively. We have considered all relevant factors, including the financial conditions, affecting the payment abilities of customers comprising these receivables up to the date of this 10-Q, and we believe these customers are able to make required payments. We, however, cannot give assurance that these factors, including the financial conditions of these customers, will not change adversely in the future. We will continue to evaluate the ability of all our customers to make required payments. Were the financial condition of a customer to deteriorate, resulting in an impairment of its ability to make payments, allowances may be required.

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

Our management believes that our operations in China were exempted from EIT and VAT for all years prior to 2005 because we had been recognized by the local government as an advanced technology enterprise. However, the Company never received a written confirmation from the appropriate tax authorities for the tax exemption status of our operations in China prior to 2005. As a result, there is no way to ascertain the ultimate position which may be taken by the relevant PRC tax authorities in the future and accordingly, full provisions for tax liabilities in the amount of $13,713,106, for all years prior to 2005 have been recorded by the Company. Beginning in January 2006, we made tax payments to the PRC tax authorities for 2005 and we have made regular tax payments to the PRC tax authorities for all subsequent periods.

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

For the three months ended June 30, 2013 and 2012, management made an assessment of whether it was necessary to provide a further provision for interest and penalties on these unpaid amounts. Management determined that no further provision for interest and penalties was necessary given the unlikelihood of payment of the amount already accrued and provided in the financial statements. This assessment was based upon receipt by the company of a report by an independent tax expert that the amount of taxes prior to 2005 may not be payable, the length of time the amount has been outstanding, and that there have been no requests from PRC tax authorities for payment of the unpaid taxes outstanding amounts. As such, management believes that the previously recorded amounts are sufficient to cover any settlement of this liability.

The Company has no other material uncertain tax positions as of June 30, 2013 or unrecognized tax benefit which would favorably affect the effective income tax rate in future periods. The Company classifies interest and/or penalties related to income tax matters as an income tax expense. As of June 30, 2013, there is no other interest and penalties related to uncertain tax positions. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Condensed Consolidated Financial Statements for the Three Months Ended June 30, 2013 and 2012.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4.   CONTROLS AND PROCEDURES.

A.	Material Weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2013, we identified the material weaknesses in the design and operation of our internal controls including: (i) a lack of senior management personnel who have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP; and (ii) the Company did not maintain an adequate financial reporting organizational structure to support the complexity and operating activities of the Company resulting in a weakness in efficiency and controls related to the financial statement closing process.

To remediate the material weaknesses identified in internal control over financial reporting of the Company, we have implemented or plan to implement the following:

•	hired a Vice President of Finance-China division in December 2012 to oversees the China subsidiaries’ accounting and finance, budgeting, and internal control system in order to improve our efficiency and controls related to the financial statement closing process for our China operating subsidiaries.

•	hired an external consultant in April 2013 with extensive experience in US GAAP and SEC reporting who is responsible for assisting the Company with (i) the preparation of its financial statements in accordance with US GAAP, (ii) its periodic SEC reporting process and (iii) providing on-going training to the Company’s accounting staff to enhance their knowledge in US GAAP;

•	continued our efforts to recruit additional personnel with sufficient knowledge and experience in US GAAP; and

•	continued our efforts to provide ongoing training courses in US GAAP to existing personnel.

Management believes that these remediation measures have materially improved the Company’s internal control over financial reporting. However we believed that these material weaknesses remained as of June 30, 2013. We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses stated remediated.

B.	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation and solely due to the unremediated material weaknesses described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period.  As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weaknesses previously disclosed.  Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with accounting principles generally accepted in the U.S, notwithstanding the unremediated weaknesses.

C.	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As discussed further in the report of our management included under Item 4. “Controls and Procedures” of Part I of this Quarterly Report on Form 10-Q, after reviewing our Annual Report on Form 10-K for the year ended March 31, 2010 and our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, the SEC concluded in a letter to the Company dated as of January 9, 2012, that the Company’s lack of U.S. GAAP experience is a material weakness in its disclosure controls and procedures and in its internal control over financial reporting. In its letter, the SEC also directed the Company to file an amended Form 10-K for the year ended March 31, 2010 identifying the Company’s lack of U.S. GAAP experience as a material weakness in its disclosure controls and procedures and in its internal control over financial reporting, which the Company intends to file as promptly as is reasonably practicable.

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
Mr. Song Jinan
Chairman of the Board, Chief Executive Officer,
Treasurer and Secretary (Principal Executive
Officer)

By:	/s/ Yan Yihong
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  August 14, 2013

